Form 10-Q
period 1994-01-31
HANDLEMAN CO /MI/
filed 1994-03-16
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the 3rd quarter ended January 31, 1994         Commission File Number 1-7923


                               HANDLEMAN COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           MICHIGAN                                              38-1242806
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


500 KIRTS BOULEVARD,
   TROY, MICHIGAN                  48084-4142            Area Code 810 362-4400
- ---------------------              ----------            -----------------------
(Address of principal              (Zip code)            (Registrant's telephone
  executive offices)                                             number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                           YES   X        NO
                               -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                           DATE               SHARES OUTSTANDING
- -----------------------------          -------------          ------------------
Common Stock - $.01 Par Value          March 4, 1994              33,419,416

                               HANDLEMAN COMPANY





                                     INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income..............................     1

       Consolidated Balance Sheet....................................     2

       Consolidated Statement of Shareholders' Equity................     3

       Consolidated Statement of Cash Flows..........................     4

       Notes to Consolidated Financial Statements....................     5

       Management's Discussion and Analysis of Operations............   6 - 7


PART II - OTHER INFORMATION AND SIGNATURES...........................     8

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                                                              Three Months Ended            Nine Months Ended
                                                                          --------------------------    --------------------------
                                                                          January 31,    January 31,    January 31,    January 31,
                                                                              1994           1993           1994           1993
                                                                          -----------    -----------    -----------    -----------
Net sales ............................................................     $300,027       $335,656       $816,487       $869,820
Costs and expenses:
   Direct product costs ..............................................      231,411        254,138        625,987        657,096
   Selling, general and administrative expenses ......................       48,677         54,630        142,357        146,777
   Amortization of acquisition costs .................................        1,857          2,218          5,762          6,319
   Interest expense, net .............................................        1,339          1,161          4,496          5,150
                                                                           --------       --------       --------       --------
Income before income taxes ...........................................       16,743         23,509         37,885         54,478
Income taxes .........................................................        6,659          9,185         15,116         21,262
                                                                           --------       --------       --------       --------
Net income ...........................................................     $ 10,084       $ 14,324       $ 22,769       $ 33,216
                                                                           ========       ========       ========       ========
Earnings per average common share outstanding during the period ......     $   0.30       $   0.43       $   0.68       $   1.00
                                                                           ========       ========       ========       ========
Average number of shares outstanding during the period ...............       33,415         33,206         33,381         33,232
                                                                           ========       ========       ========       ========
Dividends per share ..................................................     $   0.11       $   0.10       $   0.33       $   0.30
                                                                           ========       ========       ========       ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       HANDLEMAN COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)
                           (amounts in thousands except share data)

                                                                 January 31,       May 1,
                                                                     1994           1993
ASSETS                                                           ------------   ------------
Current assets:
    Cash and cash equivalents  ..................................    $23,264        $57,306
    Accounts receivable, less allowance of $19,258 at
      January 31, 1994 and $21,184 at May 1, 1993
      for gross profit impact of future returns  ................    239,681        200,547
    Merchandise inventories  ....................................    251,911        238,310
    Other current assets ........................................      4,314          2,231
                                                                 ------------   ------------
                    Total current assets ........................    519,170        498,394
                                                                 ------------   ------------
Property and equipment:
    Land ........................................................      7,966          8,044
    Buildings and improvements ..................................     43,955         43,417
    Display fixtures ............................................     87,360         76,683
    Equipment, furniture and other ..............................     41,379         38,840
    Leasehold improvements ......................................      2,798          2,848
                                                                 ------------   ------------
                                                                     183,458        169,832
    Less accumulated depreciation and amortization ..............     70,082         58,432
                                                                 ------------   ------------
                                                                     113,376        111,400
                                                                 ------------   ------------
Other assets, net of allowances..................................     53,160         46,090
                                                                 ------------   ------------
                    Total assets ................................   $685,706       $655,884
                                                                 ============   ============
LIABILITIES
Current liabilities:
    Accounts payable ............................................   $212,939       $200,394
    Debt, current................................................     32,200         17,860
    Income taxes, currently payable..............................      2,529          7,124
    Accrued and other liabilities................................     35,873         31,153
                                                                 ------------   ------------
                    Total current liabilities  ..................    283,541        256,531
                                                                 ------------   ------------
Debt, noncurrent ................................................     97,270        105,702
Deferred income taxes  ..........................................      4,948          4,951

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued  ....................................         --             --
Common stock, $.01 par value; 60,000,000 shares
   authorized; 33,415,140 and 33,218,273 shares issued at
   January 31, 1994 and May 1, 1993, respectively  ..............        334            332
Paid-in capital  ................................................     32,015         29,136
Foreign currency translation adjustment and other  ..............     (4,180)          (804)
Retained earnings  ..............................................    271,778        260,036
                                                                 ------------   ------------
                 Total shareholders' equity  ....................    299,947        288,700
                                                                 ------------   ------------
                 Total liabilities and shareholders' equity......   $685,706       $655,884
                                                                 ============   ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                       HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          (UNAUDITED)
                          (amounts in thousands except per share data)

                                           Nine Months Ended January 31, 1994
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                  Currency
                        ------------------              Translation                   Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital     and Other    Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
May 1, 1993 . . . . . .  33,218     $332      $29,136        ($804)   $260,036       $288,700

Equity adjustment for
 foreign currency
 translation  . . . . .                                     (1,108)                     (1,108)

Net income  . . . . . .                                                 22,769         22,769

Common stock issued for
 employee benefit
 plans  . . . . . . . .     197        2        2,879       (2,268)                        613

Cash dividends,
 $.33 per share . . . .                                                (11,027)       (11,027)
                        -------   --------   --------   -----------   ---------   -------------
January 31, 1994  . . .  33,415     $334      $32,015      ($4,180)   $271,778       $299,947
                        =======   ========   ========   ===========   =========   =============



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                     HANDLEMAN COMPANY
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                  (amounts in thousands)


                                                                  Nine Months Ended
                                                            -----------------------------
                                                            January 31,      January 31,
                                                                1994             1993
                                                            ------------     ------------
Cash flows from operating activities:

     Net income ............................................    $22,769          $33,216

     Adjustments to reconcile net income to net cash provided from operating activities:

        Depreciation  ......................................     17,940           16,164
        Amortization  ......................................      5,762            6,319

        (Increase) decrease in assets:

          Accounts receivable ..............................    (39,134)         (11,989)
          Merchandise inventories ..........................    (13,601)         (15,408)
          Other current assets  ............................     (2,083)          (2,522)
          Other assets, net of allowances ..................      3,847            2,167

        Increase (decrease) in liabilities:

          Accounts payable  ................................     12,545           15,453
          Income taxes, currently payable ..................     (4,595)          (1,390)
          Deferred income taxes ............................         (3)           1,403
          Accrued and other liabilities ....................      5,020            1,675
                                                            ------------     ------------
          Total adjustments ................................    (14,302)          11,872
                                                            ------------     ------------
             Net cash provided from
                operating activities  ......................      8,467           45,088
                                                            ------------     ------------

Cash flows from investing activities:
     Additions to property and equipment  ..................    (23,079)         (22,919)
     Retirements of property and equipment  ................      1,221            4,952
     Video license advances ................................    (15,037)          (1,957)
                                                            ------------     ------------
             Net cash used by investing activities  ........    (36,895)         (19,924)
                                                            ------------     ------------
Cash flows from financing activities:
     Issuances of debt  ....................................    659,390          471,600
     Repayments of debt ....................................   (653,482)        (512,857)
     Cash dividends ........................................    (11,027)          (9,952)
     Other, net ............................................       (495)            (802)
                                                            ------------     ------------

             Net cash used by financing activities  ........     (5,614)         (52,011)
                                                            ------------     ------------


             Net decrease in cash and cash equivalents .....     (34,042)         (26,847)

             Cash and cash equivalents at beginning
                of period ..................................     57,306           34,775

             Cash and cash equivalents at end of            ------------     ------------
                period  ....................................    $23,264           $7,928
                                                            ============     ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                   HANDLEMAN COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 1994, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 1994, are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 1, 1993 is derived from the audited consolidated financial statements of the Company included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should also be made to the complete statements included in the Company's Form 10-K.


2. Certain prior period amounts have been reclassified to conform with presentations adopted by the Company in fiscal 1994.

                               HANDLEMAN COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Net sales for the third quarter ended January 31, 1994 were $300.0 million, compared to $335.7 million for the third quarter ended January 31, 1993. Net income for the third quarter of fiscal 1994 was $10.1 million (or $.30 per share), compared to $14.3 million (or $.43 per share) for the third quarter last year.

For the first nine months of fiscal 1994, net sales were $816.5 million, compared to $869.8 million for the same period last year. Net income for the first nine months of this year was $22.8 million (or $.68 per share), compared to $33.2 million (or $1.00 per share) for the same period last year.

Music sales during the third quarter this year were $161.1 million, compared to $195.8 million for the third quarter last year, a decrease of 18%. The Company attributes the decline in sales of music product to the impact of customer fiscal year-end inventory concerns, which resulted in reduced sales volume and increased merchandise returns in January 1994. Music sales for the first nine months this year were $454.2 million, compared to $504.9 million for the same period last year.

For the third quarter of fiscal 1994, prerecorded video sales were $103.3 million, compared to $103.5 million for the same period a year-ago. For the first nine months of fiscal 1994, video sales were $276.9 million, compared to $279.1 million for the same period last year.

Handleman Company's book sales for the third quarter this year were $21.2 million, compared to $18.2 million for the third quarter last year, an increase of 16%. The increase in book sales was primarily attributable to increased sales to the Company's major book customer. Book sales for the first nine months of this year were $51.0 million, compared to $50.2 million for the same period last year.

Home computer software sales for the third quarter of fiscal year 1994 were $14.4 million, compared to $18.2 million for the third quarter last year, a decrease of 21%. The decrease in home computer software sales was primarily due to the loss of two customers which switched to suppliers that are not providing in-store service. Home computer software sales for the first nine months of fiscal 1994 were $34.4 million, compared to $35.6 million for the first nine months of fiscal 1993.

Gross profit margin for the third quarter this year was 22.9%, compared to 24.3% for the third quarter last year. The primary reason for the decrease in the gross profit margin percentage was the restricting by customers of music reorder shipments to top selling items. These better selling titles carry lower gross profit margins since they are heavily discounted. These restrictions also resulted in a decrease in sales of higher margin budget music product, negatively impacting the overall gross profit margin. For the first nine months this year the gross profit margin was 23.3%, compared to 24.5% for the comparable period last year.

Selling, general and administrative expenses in the third quarter this year were $48.7 million or 16.2% of net sales, compared with $54.6 million or 16.3% of net sales for the third quarter last year. The primary reason for the decline in selling, general and administrative expenses was the lower sales level. For the first nine months this year, selling, general and administrative expenses were $142.4 million or 17.4% of net sales, compared to $146.8 million or 16.9% of net sales for the same period last year.

Interest expense, net of interest income, for the third quarter this year was $1.3 million, compared to $1.2 million for the third quarter last year. This increase was substantially related to lower interest earnings which primarily resulted from a lower rate of return on invested funds. Interest expense, net of interest income, for the first nine months of fiscal 1994 was $4.5 million, compared to $5.2 million for the comparable period last year.

Accounts receivable, as of January 31, 1994 were $239.7 million, compared to $200.5 million as of May 1, 1993. The increase was primarily due to the seasonal nature of the Company's business. The Company's third quarter includes a portion of the sales impact of the Christmas selling season. The increase in other assets, net of allowances, primarily relates to video license advances. The increase in debt, current, results from the reclassification to current liabilities of certain notes due on October 1, 1994.

Customer concerns about overall store inventory levels will continue to have a dampening effect on the Company's sales in the fourth quarter of fiscal 1994. The Company is exploring opportunities to create additional promotions in its product lines to offset a forecasted sales decline.

Management's Discussion and Analysis of Operations included in the Company's Form 10-Q's for the first quarter ended July 31, 1993 and the second quarter ended October 30, 1993 provide additional discussion regarding sales and earnings results for the Company's first and second quarters of fiscal 1994, and are incorporated herein by reference.

PART II - OTHER INFORMATION


      Item 6.   Exhibits or Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter.




SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANDLEMAN COMPANY



DATE:      March 11, 1994                    BY:   /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:      March 11, 1994                    BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                    Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary