Form 10-K
period 1994-04-30
HANDLEMAN CO /MI/
filed 1994-07-28
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended April 30, 1994              Commission File No. 1-7923

                               HANDLEMAN COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                        38-1242806
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

500 Kirts Boulevard, Troy, Michigan                      48084 - 5299
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 810-362-4400
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
- ----------------------------           -----------------------------------------
COMMON STOCK $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE
                                           -------------------------------
                                               PACIFIC STOCK EXCHANGE
                                           -------------------------------
                                               CHICAGO STOCK EXCHANGE
                                           -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                              ------------------
                               (Title of Class)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 YES  X     NO
                                    -----     -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of July 15, 1994 was $336,906,809.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of July 15, 1994 was 33,531,359.

Item 14(a) 3. on page 31 describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART 1



Item 1.                             BUSINESS


     Handleman Company, a Michigan corporation (herein referred to as the "Company" or "Handleman" or "Registrant"), which has its executive office in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.


DESCRIPTION OF BUSINESS:
- ------------------------

      Handleman Company is engaged in the sale and distribution of prerecorded music, video, hardcover and paperback books, and personal computer software primarily to mass merchants throughout the United States and Canada. In fiscal 1994 the Registrant established a distribution company with headquarters in Mexico City to supply music and video products to retail outlets throughout Mexico. In addition, the Company provides various services as a specialized merchandiser (rackjobber) to these accounts. The Company is also in the business of acquiring video licenses, giving it exclusive rights to manufacture and distribute certain video products.

The following table sets forth net sales, and the approximate percentage contribution to consolidated sales, for the fiscal years ended April 30, 1994, May 1, 1993 and May 2, 1992, for the prerecorded music, video, books, and personal computer software product lines of the Company.


                                              YEAR ENDED
                                    (DOLLAR AMOUNTS IN THOUSANDS)
                              ----------------------------------------


                              APRIL 30, 1994  MAY 1, 1993  MAY 2, 1992
                              --------------  -----------  -----------

Prerecorded Music                 $  571,555   $  626,990   $  542,298
% of Total                              53.6         55.9         53.1

Video                                389,532      378,604      387,304
% of Total                              36.5         33.8         38.0

Books                                 66,061       70,850       53,149
% of Total                               6.2          6.3          5.2

Personal Computer Software            39,418       45,261       37,486
% of Total                               3.7          4.0          3.7
                                  ----------   ----------   ----------

 TOTAL                            $1,066,566   $1,121,705   $1,020,237
                                  ==========   ==========   ==========


                               Business Segments
                               -----------------


The Company operates in one business segment, selling home entertainment software to mass merchant and specialty chain stores, drugstores and supermarkets. The Company has both United States and Canadian operations which are set forth below. Operations in Mexico were not material in fiscal 1994.



                                         DOLLAR AMOUNTS IN THOUSANDS
                                    ------------------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------
Net sales:
  United States                     $1,017,993   $1,062,723   $  969,944
  Canada                                48,573       58,982       50,293
                                    ----------   ----------   ----------
Total net sales                     $1,066,566   $1,121,705   $1,020,237
                                    ==========   ==========   ==========
Operating income:
  United States                     $   70,574   $   94,313   $   85,007
  Canada                                   920        5,067        5,615
  General corporate expense, net       (25,353)     (27,672)     (25,029)
                                    ----------   ----------   ----------
Income before income taxes          $   46,141   $   71,708   $   65,593
                                    ==========   ==========   ==========
Identifiable assets:
  United States                     $  614,215   $  624,322   $  619,806
  Canada                                26,783       34,754       35,269
                                    ----------   ----------   ----------
Total assets                        $  640,998   $  659,076   $  655,075
                                    ==========   ==========   ==========


                                    GENERAL
                                    -------

      The Company is a link between manufacturers of home entertainment software products and mass merchant chain stores. Customers purchase from Handleman due to the value-added benefits the Company adds to the basic product, and due to the benefit of only dealing with one vendor. Manufacturers utilize the Company's services to avoid the necessity of distributing to thousands of individual stores throughout a vast geographic range. Information regarding the number of active vendors from which the Company purchases, number of titles the Company is currently distributing and number of retail departments presently serviced follows:


                            NUMBER OF         NUMBER OF
                         TITLES CURRENTLY      RETAIL
            NUMBER OF      DISTRIBUTED       DEPARTMENTS
             VENDORS      BY THE COMPANY      SERVICED
            ---------    ----------------    -----------
Music          200            22,900            8,200
Video          153             5,700            7,500
Books          200             7,000            2,200
Software       130               800            2,800


The Company is also engaged in acquiring licenses providing exclusive rights for the duplication and distribution of certain video products. These activities are conducted by Video Treasures, Inc., a wholly owned subsidiary of the Company. Video Treasures' fiscal 1994 sales, including $13.7 million in sales to Handleman Company, were $34.8 million, compared to $33.2 million in the prior year. Video Treasures currently has over 2,000 titles available for distribution in its catalog. Video Treasures is continuously seeking to expand its product catalog with budget and selected frontline titles.

                                    Vendors
                                    -------

An important reason the Company's customers utilize its services is due to the multitude of vendors offering products for-sale, the complexity of vendor programs, the "hits" nature of the business, and the high risk of inventory obsolescence.

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to "breakout" titles, while simultaneously minimizing inventory exposure for artists or titles which do not sell. In addition, because the Company distributes throughout the U.S. and Canada, it must adapt selections it offers to local tastes. This is accomplished via a coordination of national and local purchasing responsibility, both monitored by inventory control programs.

The Company purchases from many different vendors. The volume of purchases from individual vendors fluctuates from year-to-year based upon the saleability of selections being offered by such vendor. Though within each product line a small number of major, financially sound vendors account for a high percentage of purchases, product must be selected from a variety of vendors in order to maintain an adequate selection for consumers. The Company must closely monitor its inventory exposure and accounts payable balances with smaller vendors which may not have the financial resources to honor their return commitments. At this time, the high risk vendors which require close monitoring tend to be concentrated in the video and software product lines.

Since the public's taste in prerecorded music, video, books, and personal computer software is broad and varied, Handleman is required to maintain large inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company's exposure to markdown risk is limited unless vendors are unable to fulfill their return obligation or non-saleable product purchases exceed vendor return limitations. It is possible that the Company may possess in its inventories certain product that it cannot utilize in the ordinary course of business and may only be returnable with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendor's return policies. Vendors offer a variety of return programs, ranging from 100% returns to zero return allowance. Other vendors offer incentive and penalty arrangements to restrict returns.

Handleman generally does not have distribution contracts with manufacturers or suppliers; consequently, its relationships with them may be discontinued at any time by such manufacturers or suppliers, or by Handleman.

                                   Customers
                                   ---------


Handleman Company's customers utilize its services for a variety of reasons.
The Company selects products from a multitude of vendors offering numerous titles, different formats (e.g., cassettes, compact discs) and different payment and return arrangements. As a result, customers avoid most of the risks inherent in product selection and the risk of inventory obsolescence.

Handleman also offers its customers a variety of "value-added" services:


STORE SERVICE: Sales representatives visit individual retail stores and meet with store management to discuss upcoming promotions, special merchandising efforts, department changes, current programs, or breaking releases which will increase sales. They also monitor inventory levels, check merchandise displays, and install point-of-purchase advertising materials.


ADVERTISING: Handleman supplies point-of-purchase materials and assists customers in preparing radio, television and print advertisements.


FIXTURING: Handleman provides specially designed fixtures that emphasize product visibility and accessibility.


FREIGHT:  Handleman coordinates delivery of product to each store.


PRODUCT EXCHANGE: Handleman protects its continuing customers against product markdowns by offering the privilege of exchanging slower-selling product for best sellers.


The nature of the Company's business lends itself to computerized ordering and distribution techniques, which the Company pioneered and implemented in the United States and Canada through development of its computerized system, known as Retail Inventory Management Systems (RIMS). RIMS is refined continuously to meet the more sophisticated needs of its customer base. RIMS captures consumer demand and integrates retail inventory control with ordering and distributing functions. RIMS can also accept transmissions of customer point-of-sale data so as to immediately react to store selling patterns. Using RIMS, the Company is able to tailor the inventories of individual stores to reflect the customer profile of each store and to adjust inventory levels, product mix and selections according to seasonal and current selling trends.

The Company determines the selections to be offered in its customers' retail stores, and ships these selections to the stores from one of its distribution centers located throughout North America. Slow selling items are removed from the stores by the Company and are recycled for redistribution or returned to the manufacturers. Returns from customer stores occur for a variety of reasons, including new releases which did not achieve their expected sales potential, ad product to be returned after the ad has run, regularly scheduled realignment pick-ups and customer directed returns. The Company provides a reserve for the gross profit margin impact of expected customer returns.

During the fiscal year ended April 30, 1994, one customer, Kmart Corporation, accounted for approximately 41% of the Company's consolidated sales, while a second customer, Wal-Mart, accounted for approximately 26%. Handleman may not have contracts with its customers, and such relationships may be discontinued at any time by the customers or Handleman; the discontinuance of the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales and earnings.

                                   Operations
                                   ----------


The Company distributes products from facilities throughout the U.S. and Canada. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers' stores and the importance of timely delivery of new releases. Due to the nature of the home entertainment software business, display of new releases close to authorized "street dates" is an important driver of both retail sales and customer satisfaction.

The Company also operates four regional return centers in the United States as a means to expedite the processing of customer returns. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may actually be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled from returns from other stores.

The Registrant has established a distribution company, with its headquarters and warehouse in Mexico City, to supply music and video products to retail outlets throughout Mexico

On June 9, 1994, the Company announced that it was realigning its Western region by replacing certain distribution centers with a new automated distribution center ("ADC") to be located in Sparks, Nevada. The implementation of the ADC will reduce operating costs and decrease inventory levels, while improving the Company's speed and reliability in supplying products to its customers. See Note 4, Provision for Facility Realignment, on page 24 under Item 8, for additional information regarding the facility realignment.

The Company is installing a new proprietary inventory management system ("PRISM"). As of April 30, 1994, PRISM had been installed in three branches, and it is scheduled to be installed in the remaining U.S. and Canadian, music and video shipping branches and return centers during fiscal 1995. PRISM automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing, perpetual inventory maintenance and accounts payable. PRISM also provides the basis to develop title specific billing to allow the Company to better serve its customers.

                                  Competition
                                  -----------

Handleman is primarily a specialized merchandiser (rackjobber) of prerecorded music, video, books and personal computer software. The business of the Company is highly competitive as to both price and alternative supply arrangements in all of its product lines. The Company's customers compete with alternative sources from which consumers could purchase the same product, such as (1) record and book clubs, (2) video rental outlets, and (3) specialty retail outlets. The Company competes directly for sales to its customers with (1) manufacturers which bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other specialized merchandisers. In addition, some large mass merchants have "vertically integrated" so as to provide their own rackjobbing. Some of these companies, however, also purchase from independent rackjobbers.

The Company believes that the distribution of home entertainment software will remain highly competitive. The Company believes that customer service and continual progress in operational efficiencies are the keys to growth in this competitive environment.

                                Industry Outlook
                                ----------------

The following are some statistics from various industry sources.

. According to the Electronic Industries Association ("EIA"), compact disc hardware sales increased 27% to 20.5 million units in 1993 from 16.1 million units in 1992. As a result, penetration into U.S. households has reached 43%.

. Video cassette recorder ("VCR") penetration into U.S. households reached 82% in 1993, and is expected to grow to approximately 90% by 1997, according to Veronis, Suhler & Associates ("Veronis").

. According to the EIA, sales of personal computers increased 10% to 7.8 million units in 1993, and are expected to increase an additional 11% in 1994.

While Handleman does not market home electronic hardware, its business is closely correlated to the health of the consumer electronics market and developments within that industry. The Company's expertise lies in the selection of the best product available from the multitude of suppliers for each hardware format.


Information regarding industry outlook by product line follows:

Music
- -----

According to the Recording Industry Association of America (RIAA), the U.S. music industry posted sales, at list price, of $10.0 billion in 1993, growing 11% from $9.0 billion in 1992. According to Veronis, the U.S. market is expected to grow at a 7.4% compound annual rate through 1997, to a total market size of approximately $13 billion, at list.

Compact discs ("CDs") remained the catalyst of music industry growth in 1993. In 1993, net revenues from CD sales increased over 22% to $6.5 billion for the year.

Despite the growing dominance of CDs, cassettes still remain a popular format. Industry-wide sales of cassettes, including cassette singles, were $3.2 billion in calendar 1993. Car stereos and portable systems, two areas where CDs have had very little impact, still rely almost entirely on the analog cassette. The size, cost and convenience of cassettes are also important factors in the continuing popularity of this music format.

The Canadian Recording Industry Association reported results similar to its U.S. counterpart. Net revenues rose 12% from $467 million in 1992 to $525 million in 1993. This increase is again due to the continued growth in CDs, sales of which increased 21% in 1993 to $368 million.


Video
- -----

The continued success of VCR hardware has translated directly into increased sell-through revenues. According to Veronis, for-sale home video in the United States was a $4.2 billion business in 1993, at retail, growing 12% from 1992. Media analysts Paul Kagan Associates project industry video sales to be $7 billion by 1997, at retail.

The Company is monitoring developments within the Pay Per View (PPV) market, but does not perceive such developments as a near term threat to the sell-through video market. From a longer-term perspective, the Company believes PPV, in some way, shape or form, is probably inevitable. However, PPV replacing video sell-through is not believed to be inevitable. There are numerous reasons why the Company and many industry experts feel this way. First is cost. The cost of PPV systems will be high and for many consumers, prohibitive. Second, PPV is perceived to be a substitute for rental more than it is for sell-through. In fact, some feel that PPV will serve to increase the sell-through market by increasing consumer awareness of video product. Finally, PPV's impact on sell-through will be limited because PPV cannot replace the appealing characteristics of video sell-through. Sell-through offers consumers the shopping experience, the ability to collect and display, and the option to give a video as a gift.

Books
- -----

Consumer interest in reading continues to remain strong according to industry sources. Book industry sales grew 7.0% in 1993 to $14.4 billion, according to Veronis. In addition, consumer books are projected to grow at a 7.4% compound annual rate to $19.2 billion by 1997.

The book industry is a more mature market, and thus a less volatile market, than either the music or video industry. However, mass media promotions have helped spur increased interest and consumer demand. Both paperbacks and hardcovers are being promoted via print and television advertising, and many talk show programs profile authors and their books. In addition, mega-star authors such as John Grisham, Stephen King and Danielle Steel continue to produce best sellers which are purchased by their loyal readers.



Software
- --------

Approximately 7.8 million personal computers ("PCs") were sold to dealers in 1993, up 715,000 units from 1992, according to the EIA. This growth is expected to carry forward to 1994, with a further 12% increase in PC sales projected by the EIA. These growth rates are indicative of the strong demand for personal computers and the software to operate them.

One of the factors helping propel PC sales has been the steady decrease in PC per unit prices. For example, a state-of-the-art PC in January 1990 could have had a retail price up to $5,995. In June 1994, a comparable PC cost less than $1,000. The retail price of a PC is now in the price range where a typical mass merchant shopper is able to purchase a PC and this accordingly spurs sales of software products at the mass merchant outlet.

The vast majority of PC sales in the U.S. are IBM compatible units which utilize a DOS operating system. However, a new operating system, Windows, is quickly growing in popularity. The advent of this new technology is exciting for software manufacturers, distributors and retailers, because as PC owners switch to Windows, they often purchase the Windows version of their current software. This effect is similar to music buyers rebuilding their libraries with CDs.



                                   * * * * *

      See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Acquisition of Business, on page 24 under Item 8, for additional information regarding the Company's activities.

      The Company's sales and earnings are of a seasonal nature. Note 10, Quarterly Financial Summary (Unaudited), on page 28 under Item 8 discloses quarterly results which indicate the seasonality of the Company's business.

      The Company has approximately 3,742 employees, of whom approximately 490 are members of various local unions.

Item 2.                           PROPERTIES


  The Company leases 6 warehouses in the United States and 3 in Canada. The
U.S. leased warehouses are located in the states of Missouri, New York, Ohio, Oregon, Indiana, and Maryland. The Company also leases satellite sales offices in Massachusetts (381 sq. ft.) and Minnesota (6,000 sq. ft.). In Canada, leased warehouses are located in the provinces of Alberta, Ontario and Quebec. The Company owns warehouses in Sparks, Nevada; Brighton, Michigan; Chicago, Illinois; Dallas, Texas; Los Angeles, California; Atlanta, Georgia; Little Rock, Arkansas; Tampa, Florida; Baltimore, Maryland; Cincinnati, Ohio and Denver, Colorado. The Company owns two buildings in Troy, Michigan; one facility is the 130,000 square feet corporate office building, and the second facility is the 20,000 square feet building which houses the Company's print shop. The Atlanta, Little Rock and Troy buildings are encumbered by Economic Development Corporation Revenue Bonds as explained in Note 6 to Handleman's Consolidated Financial Statements under Item 8. The bonds were issued in connection with the construction of these buildings.



Item 3.                        LEGAL PROCEEDINGS


  There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party other than ordinary routine litigation incidental to the business.



Item 4.                      SUBMISSION OF MATTERS
                         TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                    PART II


Item 5.                 MARKET FOR THE REGISTRANT'S COMMON
                      STOCK AND RELATED STOCKHOLDER MATTERS



The Company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange, and Pacific Stock Exchange.


Below is a summary of the market price of the Company's common stock as traded on the New York Stock Exchange:


                                  Fiscal Year Ended
                          -----------------------------------
                          April 30, 1994        May 1, 1993
                          --------------      ---------------

          Quarter          Low     High        Low     High
          -------         ------  ------      ------  -------

        First.......      10 3/8  15 1/4       12 1/2  15 1/8

        Second......       9 7/8  12 3/4       10 7/8  15

        Third.......      11 5/8  13 7/8       10 5/8  15 5/8

        Fourth......      10 1/2  14           14 1/2  16
        -----------------------------------------------------

As of July 15, 1994, the Company had 3,423 shareholders of record.



Below is a summary of the dividends declared during the past two fiscal years:


                                  Fiscal Year Ended
                           --------------------------------
          Quarter           April 30, 1994    May 1, 1993
          -------          ----------------  --------------
        First..........          $.11             $.10

        Second.........           .11              .10

        Third..........           .11              .10

        Fourth.........           .11              .11
                                 ----             ----
             TOTAL.....          $.44             $.41
                                 ====             ====


Item 6.                     SELECTED FINANCIAL DATA

                               HANDLEMAN COMPANY
                                FIVE YEAR REVIEW
            (amounts in thousands except per share data and ratios)
                               -----------------



                                   1994        %        1993        %        1992        %       1991       %       1990       %
                                -----------  ------  -----------  ------  -----------  ------  ---------  ------  ---------  ------

SUMMARY OF OPERATIONS:

Net sales                       $1,066,566   100.0   $1,121,705   100.0   $1,020,237   100.0   $702,737   100.0   $716,622   100.0
Gross profit, after direct
 product costs                     248,049    23.3      278,159    24.8      257,711    25.3    185,874    26.5    190,128    26.5
Selling, general &
 administrative expenses           186,161    17.5      191,059    17.0      176,396    17.3    142,127    20.2    129,716    18.1
Depreciation: included in
 selling, general &
   administrative expenses          24,189     2.3       21,722     1.9       20,399     2.0     15,765     2.2     13,992     2.0
Amortization of acquisition
 costs                               7,536      .7        8,679      .8        7,365      .7        137      --         50      --
Nonrecurring acquisition &
 integration expenses                   --      --           --      --        1,323      .1      3,500      .5
Interest (income) expense, net       6,211      .6        6,713      .6        7,034      .7      1,606      .2         61      --
Income before income taxes          46,141     4.3       71,708     6.4       65,593     6.4     38,504     5.5     60,301     8.4
Income taxes                        18,485     1.7       27,965     2.5       25,580     2.5     15,017     2.1     23,511     3.3
Effective tax rate                    40.1%                39.0%                39.0%              39.0%              39.0%
Net income                          27,656     2.6       43,743     3.9       40,013     3.9     23,487     3.3     36,790     5.1
Dividends                           14,701               13,589               13,258             13,081             12,780
Average number of shares
 outstanding                        33,389               33,229               33,166             32,771             32,646

Earnings per share              $     0.83           $     1.32           $     1.21           $    .72           $   1.13
Dividends per share                   0.44                  .41                  .40                .40                .39

FINANCIAL DATA:

Cash and receivables            $  237,846           $  257,319           $  250,169           $128,784           $129,454
Inventories                        234,594              241,502              240,369            167,073            165,326
Current assets                     477,376              501,052              491,975            296,611            295,701
Additions to property and
 equipment                          28,737               33,391               22,714             16,068             37,506
Total assets                       640,998              659,076              655,075            423,727            414,345
Debt, current                       33,200               17,860                   --             23,600                 --
Current liabilities                261,227              259,723              254,824            170,052            175,582
Debt, non-current                   76,364              105,702              135,750             15,930             15,785
Working capital                    216,149              241,329              237,151            126,559            120,119
Shareholders' equity               299,493              288,700              260,861            233,614            220,382

FINANCIAL RATIOS:

Quick ratio
  (Cash and receivables/
   current liabilities)                 .9                  1.0                  1.0                 .8                 .7
Current ratio
  (Current assets/current
   liabilities)                        1.8                  1.9                  1.9                1.7                1.7
Inventory turnover *
  (Direct product costs/
   average inventories)                3.2                  3.3                  3.5                3.1                3.2
Debt to equity ratio
  (Debt, non-current/
   shareholders' equity)              25.5%                36.6%                52.0%               6.8%               7.2%
Return on beginning
 shareholders' equity
  (Net income/beginning
   shareholders' equity)               9.6%                16.8%                17.1%              10.7%              18.8%

* Inventory turnover ratio has been restated for prior years to conform with current year calculation method.

     Note: See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Acquisition of Business, on page 24 under Item 8., for additional information regarding the Company's activities.

Item 7.
                          Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations



COMPARISON OF 1994 WITH 1993
- ----------------------------

Net sales for fiscal 1994 were $1.07 billion versus $1.12 billion last year, a decrease of $55.1 million or 5%. Following is a discussion regarding each of the Company's four major product lines.

MUSIC - Sales for fiscal 1994 were $571.6 million, compared to $626.9 million in fiscal 1993, a decrease of $55.3 million or 9%. The Company attributes the decline in sales of music product to two primary factors. First was the impact of customer inventory concerns, which resulted in reduced sales volume and increased merchandise returns. The second factor was a reduction in the number of departments serviced.

Within the music category, the proportion of compact disc ("CD") sales to the overall sales mix continues to increase. According to the Recording Industry Association of America ("RIAA"), a music industry trade association, industry-wide CD shipments at list price reached 65% of total music revenue in calendar 1993. Handleman's CD sales for fiscal 1994 were $278.1 million, or 49% of its music sales. In fiscal 1993, CD's accounted for 46% of Handleman's music sales. CD sales growth, like any software product, is influenced by growth in the underlying hardware. In 1993, the installed base of CD players was 43% of U.S. households, according to the Electronic Industries Association ("EIA"). As CD hardware continues to be purchased by middle-income Americans, who tend to be shoppers at mass merchant outlets (the Company's primary customer), Handleman's sales of CDs should continue to grow.

The gross profit margin percentage on CD sales is lower than on cassette sales. As a result of CD unit sales prices, however, being greater than cassette unit sales prices, gross profit dollars per CD unit sold are higher than gross profit dollars per cassette unit sold.

Music sales are driven by a continuous supply of releases from popular artists, as well as emerging new artists. Below is a summary of Handleman's music sales by genre, as a percent to total music sales dollars.


                             MUSIC SALES BY GENRE
                                  YEAR ENDED
                            _____________________


                                      April      April      April
                                       1994       1993       1992
                                      -----      -----      -----


                    Rock               36%        34%        40%
                    Country            23         25         19
                    Budget             18         20         18
                    Soul                7          8         10
                    Other              16         13         13
                                      ---        ---        ---
                                      100%       100%       100%
                                      ===        ===        ===


Country music continues to be popular.   Mass merchant stores serviced by
Handleman sell more country music as a percentage of total music volume than do specialty music stores. Rock music continues to be the largest sales category for both Handleman and the music industry.

A statistical overview of the U.S music industry as contained in the RIAA 1993 annual report showed that music buyers are continuing to spend more at mass merchant and discount stores than in past years. The mass merchant share of music sales increased to 24% in 1993, from 16% in 1989. During the same time period, the specialty music store market share decreased from 72% to 60%.

Veronis, Suhler & Associates ("Veronis"), an entertainment industry investment banker, forecasted in July 1993 that the U.S. music market will register sales growth at a 7.4% compounded annual rate through 1997.

VIDEO - Sales for fiscal 1994 were $389.5 million, compared to $378.6 million in fiscal 1993, a $10.9 million or 3% increase. This sales level of video product was the highest for any year in the Company's history.

Movies, including G-rated family oriented features, and children's product are the largest unit sales categories for Handleman, representing approximately 80% of unit sales. However, a full catalog assortment is necessary to achieve maximum sales. The Company maintains a commitment to its video program with approximately 5,700 titles in its catalog.

The continued penetration of video cassette recorders ("VCR") into U.S. households has helped increase sell-through video revenue. The VCR's penetration into U.S. households reached an estimated 82% in 1993; furthermore 20% of households with a VCR now own a second VCR. Much of this growth has been due to the steady decline of VCR prices. In 1979 the average price of a VCR was approximately $1,200. According to the EIA, the average retail price of a VCR dropped to $294 by 1987 and to $231 by 1993. Although growth is predictably slowing, Veronis forecasts that an installed base of 90% of U.S. households should be achieved by 1996. This penetration level represents a base capable of supporting expansion of the home video market through the 1990's.

The continual release of movie box office hits builds consumer awareness of for-sale videos, which drives sales not only for those titles but for other videos as well. Articles appearing in both Billboard and Video Store Magazine state that calendar 1994 will be an excellent year for direct-to-sell-through titles as movie studios are increasingly willing to by-pass the rental market as the first window of opportunity for a title. Further, instead of releasing the majority of titles for the Christmas selling season, studios are scheduling major titles for release throughout the year.

Veronis projects that calendar 1993 industry video sales hit a record high of $4.2 billion, at retail, a 12% increase over calendar 1992. According to media analysts Paul Kagan Associates, industry video sales are projected to be $7 billion by 1997, at retail.

BOOKS - Sales for fiscal year 1994 were $66.1 million, compared to $70.9 million last year, a decrease of $4.8 million or 7%. This decrease was primarily due to a reduction in the number of departments supplied.

Consumer interest in reading continues to remain strong according to industry sources. Book industry sales grew an estimated 7.0% to $14.4 billion at retail in 1993. According to Veronis, consumer books are projected to grow at a 7.4% compounded annual rate to $19.2 billion at retail by 1997. Much of this growth appears to be fueled by increased reading habits by a larger segment of the population, increasing literacy among Americans, and the ability of the book publishing industry to better define and target consumer markets.

PERSONAL COMPUTER SOFTWARE - Sales for fiscal 1994 were $39.4 million, compared to $45.3 million for fiscal 1993, a decrease of $5.9 million or 13%. The decline in sales was primarily due to the loss of two customers in the third quarter this year, who switched to suppliers that do not provide in-store service.

Personal computers ("PCs") continue to gain acceptance in U.S. households as computers become more user friendly. According to the EIA, the installed base of computers has increased from 7% in 1983 to 37% of households at the end of 1993. The installed base is expected to increase to 40% by 1995. Mass merchants increasingly play an important role in the growth of this market. Handleman is expected to benefit as more middle-income Americans, the typical shoppers at stores supplied by Handleman, purchase computers.

One of the factors helping propel PC sales has been a steady decrease in PC unit prices. For example, a state-of-the-art PC in January 1990 could have had a retail price up to $5,995. In June 1994, a comparable PC cost less than $1,000. The retail price of a PC is now in the price range where a typical mass merchant shopper is able to purchase a PC and this accordingly spurs sales of software products at the mass merchant outlet.

The retail price of PC software is rapidly declining due to strong competition among software companies trying to capture market share in their respective categories. For example, retail prices for many productivity software packages have fallen from an introductory price of $300 - $500 to less than $100. In fiscal 1994, over 70% of Handleman's unit sales were for software titles with suggested retail prices under $15. This trend should benefit mass merchants, as their shoppers are more likely to purchase the lower-priced software.

OTHER DATA - The gross profit margin percentage for fiscal year 1994 was 23.3%, compared to 24.8% for fiscal year 1993. The reduction in gross profit margin percentage was primarily due to an increase in mega-hit video sales, which carry lower gross profit margins than other products, and a decrease in music gross profit margin partially attributable to a decline in sales of high margin budget products and to an increasing percentage of sales of CDs.

Selling, general and administrative expenses for fiscal year 1994 declined $4.9 million, to $186.2 million or 17.5% of net sales, from $191.1 million or 17.0% of net sales last year. The decrease in selling, general and administrative expense dollars was primarily due to cost reductions initiated by Company management and the lower sales volume. Except for the first quarter of fiscal 1994, selling, general and administrative expenses, as a percent of net sales, were lower in each fiscal quarter compared to the corresponding quarter in fiscal 1993. Selling, general and administrative expenses exclude the amortization of costs associated with prior year acquisitions which amounted to $7,536,000 in fiscal 1994.

On June 9, 1994, the Company announced that it was realigning its Western region by replacing certain distribution centers with a new automated distribution center ("ADC") to be located in Sparks, Nevada. The Company recorded a $2.0 million pre-tax charge against fourth quarter fiscal 1994 results related to costs associated with the transition from the current distribution structure to the ADC. This charge included costs for disposal of certain facilities as well as relocation expenses and certain compensation costs. The implementation of the ADC will reduce operating costs and decrease inventory levels, while improving the Company's speed and reliability in supplying products to its customers.

Net interest expense for fiscal 1994 was $6,211,000, compared to $6,713,000 in fiscal 1993. The decline in net interest expense was primarily the result of lower interest rates in fiscal 1994 compared to fiscal 1993.

Net income for fiscal 1994 was $27.7 million or $.83 per share, compared to $43.7 million or $1.32 per share for fiscal 1993. The reduction in net income was primarily attributable to the reduction in sales and the decrease in gross profit margin percentage.


COMPARISON OF 1993 WITH 1992
- ----------------------------

Net sales for fiscal 1993 were $1.12 billion versus $1.02 billion in fiscal 1992, an increase of $101.5 million or 10%. The first quarter of fiscal 1993 included sales of approximately $40.0 million to customers gained following the July 26, 1991 purchase of assets from Lieberman Enterprises. The first quarter of fiscal 1992 did not include sales to such customers since the transaction did not occur until the end of the first quarter of fiscal 1992. The Company's fiscal year ends on the Saturday closest to April 30th; as a result, fiscal 1992 was a 53 week year while fiscal 1993 was a 52 week year. Following is a discussion regarding each of the Company's four major product lines.

MUSIC - Sales for fiscal 1993 were $626.9 million, compared to $542.3 million in fiscal 1992, an increase of $84.6 million or 16%. The increase in music sales was achieved primarily through increased sales of compact discs ("CD") and the continued popularity of country music. The Company benefits from the strength in country music sales since its market share of the country music segment of the industry exceeds its share of overall music industry sales.

The Company's fiscal 1993 CD sales of $287 million represented a 38% increase over the prior year's CD sales volume. CDs accounted for 46% of Handleman's music sales in fiscal 1993 versus 38% of the Company's music sales in fiscal 1992.

VIDEO - Sales for fiscal 1993 were $378.6 million, compared to $387.3 million in fiscal 1992, a decrease of 2%. The decline in video sales was primarily due to lower sales of Disney products. In July 1992, Disney began selling its video products directly to Handleman's largest customer. Excluding Disney, sales of other video products in fiscal 1993 would have increased approximately 5% over fiscal 1992 video sales. Pricing on Disney product is so competitive that such products have the lowest gross profit margin percentages of any Handleman-supplied video product.

BOOKS - Sales for fiscal 1993 were $70.9 million. The increase of $17.8 million or 33% over fiscal 1992 sales was primarily due to approximately 750 departments being added to the Company's book service program during fiscal 1993.

PERSONAL COMPUTER SOFTWARE - Sales for fiscal 1993 were $45.3 million, compared to $37.5 million in fiscal 1992, an increase of $7.8 million or 21%. Software sales continued to benefit from the penetration of personal computers into U.S. households.

OTHER DATA - The gross profit margin percentage for fiscal 1993 was 24.8%, compared to 25.3% for fiscal 1992. The gross profit margin percentage for the video product line improved in fiscal 1993 as a result of the decline in sales of low-margin Disney products. The music gross profit margin percentage declined slightly in fiscal 1993 as CDs (which carry lower gross profit margin percentages than cassettes) became a proportionately larger share of the Company's music sales mix. Declines during fiscal 1993 in book and personal computer software gross profit margin percentages were the primary reason for the overall decline in gross profit margin percentage in fiscal 1993, compared to fiscal 1992. The decline in book and personal computer software gross profit margin percentages was partially attributable to increased sales to certain customers with whom the Company earns a lower gross profit margin percentage because of the non-service nature of the sales arrangement. An increase in the proportion of book and personal computer software sales to total Company sales also contributed to the overall decline in gross profit margin percentage since these product lines carry gross profit margin percentages lower than the Company's overall margin percentage.

Selling, general and administrative expenses for fiscal 1993 were $191.1 million (17.0% of net sales), compared to $176.4 million (17.3% of net sales) in fiscal 1992. The dollar increase was primarily due to increases in variable expenses related to the higher sales level. However, the higher net sales provided the opportunity for efficiencies which lowered expenses as a percentage of net sales. Selling, general and administrative expenses exclude the amortization of costs associated with prior year acquisitions which amounted to $8,679,000 in fiscal 1993.

Net interest expense for fiscal 1993 was $6,713,000, compared to $7,340,000 for fiscal 1992. The decrease was the result of both lower average borrowings throughout the period and lower average interest rates in fiscal 1993 compared to fiscal 1992.

Net income for fiscal 1993 was $43.7 million, or $1.32 per share, compared to $40.0 million or $1.21 per share for fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES - Working capital at April 30, 1994 was $216 million, compared to $241 million at May 1, 1993, a decrease of $25 million or 10%. The decrease in working capital resulted primarily from a $16 million increase in the amount of senior notes classified as current liabilities. The working capital ratio was 1.8 to 1 at April 30, 1994 and 1.9 to 1 at May 1, 1993. The Company's capital assets consist primarily of display fixtures and facilities. The Company also acquires licenses for video, music and software products which it distributes. Purchases of these assets are expected to be funded primarily by cash flows from operations.

In July 1994, the Company replaced its $147 million revolving credit agreement with a five year, $250 million unsecured revolving credit agreement entered into with a group of banks. Under the new agreement, the Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR". During the first three years of the agreement, the Company may elect to enter into term loans with maturities not to exceed five years in length and having a final maturity not later than July 12, 2001 for amounts up to an aggregate of $150 million. Interest on these term loans will be based upon a pre-determined formula. The agreement also provides for issuance of standby letters of credit for maturities not to exceed one year. The Company expects to use proceeds from the new credit agreement to pay-off the $31 million of senior notes due on October 1, 1994 which bear an 8.44% annual interest rate.

EFFECTS OF INFLATION ON OPERATIONS
- ----------------------------------

The Company's financial statements have reported amounts based on historical costs which represent dollars of varying purchasing power and do not measure the effects of inflation. If the financial statements had been restated for inflation, net income would have been lower because depreciation expense would have to be increased to reflect the most current costs.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and supplementary data are filed as a part of this report:



Report of Independent Accountants

Consolidated Balance Sheet at April 30, 1994, May 1, 1993 and May 2, 1992.

Consolidated Statement of Income - Years Ended April 30, 1994, May 1, 1993 and May 2, 1992.

Consolidated Statement of Shareholders' Equity - Years Ended April 30, 1994, May 1, 1993 and May 2, 1992.

Consolidated Statement of Cash Flows - Years Ended April 30, 1994, May 1, 1993 and May 2, 1992.

Notes to Consolidated Financial Statements

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Handleman Company:



We have audited the consolidated financial statements and the financial statement schedules listed in Item 14(a) of this Form 10-K of Handleman Company and Subsidiaries. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Handleman Company and Subsidiaries as of April 30, 1994, May 1, 1993 and May 2, 1992, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand


Detroit, Michigan
June 16, 1994

                               HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                  APRIL 30, 1994, MAY 1, 1993 AND MAY 2, 1992
                    (amounts in thousands except share data)
                                ----------------



ASSETS                                                 1994       1993       1992
- ------                                               ---------  ---------  --------
Current assets:
  Cash and cash equivalents                          $ 10,568   $ 57,306   $ 34,775
  Accounts receivable, less allowance of
     $19,613 in 1994, $21,184 in 1993 and
     $19,523 in 1992 for gross profit impact
     of future returns                                227,278    200,013    215,394
  Merchandise inventories                             234,594    241,502    240,369
  Other current assets                                  4,936      2,231      1,437
                                                     --------   --------   --------
     Total current assets                             477,376    501,052    491,975
Property and equipment, net                           112,027    112,829    108,670
Other assets, net of allowances                        51,595     45,195     54,430
                                                     --------   --------   --------
     Total assets                                    $640,998   $659,076   $655,075
                                                     ========   ========   ========

LIABILITIES
- -----------
Current liabilities:
  Accounts payable                                   $197,676   $200,394   $213,812
  Debt, current                                        32,200     17,860         --
  Income taxes, currently payable                       3,677      7,124      9,393
  Accrued and other liabilities                        27,674     34,345     31,619
                                                     --------   --------   --------
     Total current liabilities                        261,227    259,723    254,824
Debt, non-current                                      76,364    105,702    135,750
Deferred income taxes                                   3,914      4,951      3,640

SHAREHOLDERS' EQUITY
- --------------------
Preferred stock, par value $1.00; 1,000,000
  shares authorized; none issued                           --         --         --
Common stock, $.01 par value; 60,000,000
  shares authorized;  33,411,000,  33,218,000
  and 33,276,000 shares issued in 1994,
  1993 and 1992                                           334        332        333
Paid-in capital                                        31,900     29,136     29,870
Foreign currency translation adjustment and other      (5,732)      (804)       776
Retained earnings                                     272,991    260,036    229,882
                                                     --------   --------   --------
     Total shareholders' equity                       299,493    288,700    260,861
                                                     --------   --------   --------
     Total liabilities and shareholders' equity      $640,998   $659,076   $655,075
                                                     ========   ========   ========



   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
            YEARS ENDED APRIL 30, 1994, MAY 1, 1993 AND MAY 2, 1992
                  (amounts in thousands except per share data)


                                                   1994        1993        1992
                                                ----------  ----------  ----------
Net sales                                       $1,066,566  $1,121,705  $1,020,237
Direct product costs                               818,517     843,546     762,526
                                                ----------  ----------  ----------
Gross profit                                       248,049     278,159     257,711
Selling, general and administrative expenses       186,161     191,059     176,396
Provision for facility realignment                   2,000          --          --
Amortization of acquisition costs                    7,536       8,679       7,365
Nonrecurring acquisition and integration
  expenses                                              --          --       1,323
Interest expense, net                                6,211       6,713       7,034
                                                ----------  ----------  ----------
Income before income taxes                          46,141      71,708      65,593
Income taxes                                        18,485      27,965      25,580
                                                ----------  ----------  ----------
Net income                                      $   27,656  $   43,743  $   40,013
                                                ==========  ==========  ==========
Earnings per average common share outstanding
 during the year                                $      .83  $     1.32  $     1.21
                                                ==========  ==========  ==========
Average number of common shares outstanding
  during the year                                  33,389      33,229      33,166
                                                ==========  ==========  ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            YEARS ENDED APRIL 30, 1994, MAY 1, 1993 AND MAY 2, 1992
                  (amounts in thousands except per share data)
                                ----------------






                                                          Foreign
                              Common Stock                Currency
                            ---------------              Translation                Total
                            Shares            Paid-In    Adjustment   Retained   Shareholders'
                            Issued   Amount   Capital    and Other    Earnings      Equity
                            -------  ------   --------  -----------   ---------  -------------


April 27, 1991              32,976    $330    $28,557     $ 1,600     $203,127      $233,614
Equity adjustment,
  foreign currency
  translation                                                (824)                      (824)
Net income                                                              40,013        40,013
Cash dividends, $.40
  per share                                                            (13,258)      (13,258)
Stock options exercised,
  net of shares tendered
  upon exercise                113       1      1,313                                  1,314
Other, net                     187       2                                                 2

                            ------    ----    -------     -------     --------      --------

May 2, 1992                 33,276     333     29,870         776      229,882       260,861

Equity adjustment,
  foreign currency
  translation                                              (1,580)                    (1,580)
Net income                                                              43,743        43,743
Cash dividends, $.41
  per share                                                            (13,589)      (13,589)
Stock options exercised,
  net of shares tendered
  upon exercise                 11                137                                    137
Other, net                     (69)     (1 )     (871)                                  (872)

                            ------    ----    -------     -------     --------      --------
May 1, 1993                 33,218     332     29,136        (804)     260,036       288,700

Equity adjustment,
  foreign currency
  translation                                              (2,197)                    (2,197)
Net income                                                              27,656        27,656
Cash dividends, $.44
  per share                                                            (14,701)      (14,701)
Stock options exercised,
  net of shares tendered
  upon exercise                  7                 35                                     35
Common stock issued for
  employee benefit plans       186       2      2,729      (2,731)
                            ------    ----    -------     -------     --------      --------
April 30, 1994              33,411    $334    $31,900     $(5,732)    $272,991      $299,493
                            ======    ====    =======     =======     ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            YEARS ENDED APRIL 30, 1994, MAY 1, 1993 AND MAY 2, 1992
                             (amounts in thousands)
                                ----------------

                                                           1994         1993        1992
                                                       ------------  ----------  ----------

Cash flows from operating activities:
   Net income                                          $    27,656   $  43,743   $  40,013
                                                       -----------   ---------   ---------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                          24,189      21,722      20,399
      Amortization of acquisition costs                      7,536       8,679       7,365
      Amortization of video license advances                 4,915       3,219       2,445
      (Increase) decrease in assets from
            operating activities:
          Accounts receivable                              (27,265)     15,381     (94,527)
          Merchandise inventories                            6,908      (1,133)    (42,165)
          Other assets                                        (706)        323         107
      Increase (decrease) in liabilities from
            operating activities:
          Accounts payable                                  (2,718)    (13,418)     81,046
          Income taxes, currently payable                   (3,447)     (2,269)      5,014
          Deferred income taxes                             (3,272)      3,923       2,860
          Accrued and other liabilities                     (4,036)        514      18,005
                                                       -----------   ---------   ---------

          Total adjustments                                  2,104      36,941         549
                                                       -----------   ---------   ---------

          Net cash provided by operating activities         29,760      80,684      40,562
                                                       -----------   ---------   ---------

Cash flows from investing activities:
   Additions to property and equipment                     (28,737)    (33,391)    (22,714)
   Retirements of property and equipment                     2,826       5,724       2,332
   Video license advances                                  (18,726)     (2,394)     (1,377)
   Acquisition of certain assets of Lieberman
      Enterprises, Inc.                                         --          --     (74,655)
                                                       -----------   ---------   ---------

          Net cash used by investing activities            (44,637)    (30,061)    (96,414)
                                                       -----------   ---------   ---------

Cash flows from financing activities:
   Repayments of short-term bank borrowings under
      line of credit arrangement                                --          --     (23,600)
   Issuances of debt                                       993,890     640,300     593,300
   Payments of debt                                     (1,008,888)   (652,488)   (474,224)
   Cash dividends                                          (14,701)    (13,589)    (13,258)
   Proceeds from stock options exercised                        35         137       1,314
   Other changes in shareholders' equity, net              ( 2,197)     (2,452)       (822)
                                                       -----------   ---------   ---------

          Net cash provided by (used by)
            financing activities                           (31,861)    (28,092)     82,710
                                                       -----------   ---------   ---------
          Net increase (decrease) in cash and
            cash equivalents                               (46,738)     22,531      26,858
          Cash and cash equivalents at
            beginning of year                               57,306      34,775       7,917
                                                       -----------   ---------   ---------
          Cash and cash equivalents at
            end of year                                $    10,568   $  57,306   $  34,775
                                                       ===========   =========   =========



   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------



1.  Accounting Policies:
    -------------------

    Business

    The Company operates principally in one business segment: selling prerecorded music, video, hardcover and paperback books and personal computer software products primarily to mass merchants, and also to specialty chain stores, drugstores and supermarkets.

    Annual Closing Date

    The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 1994 and 1993 consisted of 52 weeks, whereas fiscal 1992 consisted of 53 weeks.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and Canadian subsidiaries. All material intercompany accounts and transactions have been eliminated.

    Foreign Currency Translation

    The Company utilizes the policies outlined in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", to convert the balance sheet and operations of its Canadian subsidiary to United States dollars.

    Recognition of Revenue and Future Returns

    Revenues are recognized upon shipment of the merchandise. The Company reduces gross sales and cost of sales for expected returns at the time the merchandise is sold.

    Income Taxes

    The Company employs the method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred taxes arise from differences between financial reporting and tax reporting.


    Pension Plan

    The Company has a noncontributory defined benefit pension plan covering substantially all hourly and salaried employees. Pension benefits are based upon length of service and average annual compensation for the five highest years of compensation in the last 10 years of employment. Net periodic pension cost is accrued on a current basis, and funded as permitted or required by applicable regulations.

    Inventory Valuation

    Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $16,289,000, $17,618,000 and $15,942,000 were incurred during the years ended April 30, 1994, May 1, 1993 and May 2, 1992, respectively. Merchandise inventories as of April 30, 1994, May 1, 1993 and May 2, 1992 include $3,621,000, $3,503,000, and $3,127,000, respectively, of such costs.

                                ----------------



1.  Accounting Policies:  (continued)
    -------------------

    Property and Equipment

    Property and equipment is recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the consolidated statement of income for the period. Repair costs are charged to expense as incurred. Display fixtures placed in customers' stores have minimum value, if any, outside of the store departments in which they are initially placed.

    Depreciation

    Depreciation is computed using primarily the straight-line method based on the following estimated useful lives:


         Buildings and improvements        10-40 years
         Display fixtures, equipment,
           furniture and other             3-10 years
         Leasehold improvements            Lesser of lease term or
                                             useful life


    Licenses
    --------

    The Company acquires video licenses giving it exclusive rights to manufacture and distribute certain prerecorded video products. The licenses are included in other assets in the consolidated balance sheet and are amortized over a period which is the lesser of the license agreement or its expected useful life. As of April 30, 1994, May 1, 1993 and May 2, 1992, licenses, net of amortization, amounted to $21,285,000, $7,474,000, and $8,299,000, respectively.

    Intangible Assets

    Intangible assets, included in other assets in the consolidated balance sheet, consist of excess cost over net assets of businesses acquired and non-competition and other ancillary agreements. These assets are amortized over periods ranging from 5 to 40 years using the straight-line method. As of April 30, 1994, the weighted average period remaining to be amortized was approximately 9 years.

    Cash Flows

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Financial Instruments

    The Company has evaluated the fair value of those assets and liabilities identified as financial instruments by Statement of Financial Accounting Standards No. 107. As of April 30, 1994, the Company has determined that the fair value approximated the carrying values. Fair values have been determined through information obtained from market sources and management estimates.


    Reclassifications

    Certain 1993 and 1992 amounts have been reclassified to conform with presentations adopted in 1994.

                                ----------------

2. Acquisition of Business:
   -----------------------

 On July 26, 1991, the Company acquired certain assets of Lieberman Enterprises, Inc. (Lieberman), a specialty merchandiser of prerecorded music and video. Assets acquired aggregating $74,655,000 consisted primarily of inventory and supplies, display fixtures, certain warehouse equipment and non-competition and other agreements (of the total purchase price, approximately $21,700,000 was allocated to non-competition and other agreements). Costs of $1,323,000 which were incurred in connection with the acquisition and integration of these assets were charged against results of operations during fiscal 1992.


3. Sales and Accounts Receivable:
   -----------------------------

 The Company's customers are comprised mainly of mass merchant retail chains located in the United States and Canada. For the years ended April 30, 1994, May 1, 1993 and May 2, 1992, one customer accounted for approximately 41 percent, 38 percent and 37 percent of the Company's net sales, and a second customer accounted for approximately 26 percent, 24 percent and 23 percent of the Company's net sales, respectively. Collectively, these customers accounted for approximately 69 percent, 54 percent and 51 percent of accounts receivable at April 30, 1994, May 1, 1993 and May 2, 1992, respectively.

4.   Provision for Facility Realignment
     ----------------------------------

 The Company is realigning its Western region by replacing certain existing distribution centers with a new automated distribution center (ADC). The Company recorded a $2,000,000 pre-tax charge against fourth quarter fiscal 1994 results related to costs associated with the transition from the current distribution structure to the ADC. This charge included costs for disposal of certain existing facilities, as well as relocation expenses and certain compensation costs.

5. Pension Plan:
   ------------

 The Handleman Company Pension Plan's funded status, the components of net pension expense, and the amount which is recorded in the Company's consolidated balance sheet at April 30, 1994, May 1, 1993 and May 2, 1992 are as follows:


                                                          1994          1993          1992
                                                      ------------  ------------  ------------

   Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including
       vested benefits of $10,352,000,
       $9,266,000 and $7,685,000, in 1994,
       1993 and 1992, respectively                    $11,012,000   $ 9,734,000   $ 8,280,000
                                                      -----------   -----------   -----------

     Projected benefit obligation                     $13,401,000   $11,603,000   $11,388,000
   Plan assets at fair value                           12,781,000    12,967,000    11,381,000
                                                      -----------   -----------   -----------
   Plan assets in excess of (less than)
     projected benefit obligation                        (620,000)    1,364,000        (7,000)
   Unrecognized net loss (gain) from past
     experience different from that assumed               389,000    (1,112,000)       (5,000)
   Unrecognized net gain from excess funding,
     being amortized over eighteen years
     beginning April 28, 1985                          (1,085,000)   (1,204,000)   (1,323,000)
   Unrecognized prior service cost                        280,000       413,000       440,000
                                                      -----------   -----------   -----------
   Accrued pension liability included in
     other liabilities                                $(1,036,000)  $  (539,000)  $  (895,000)
                                                      ===========   ===========   ===========


                                ----------------

5.  Pension Plan (continued)
    ------------------------

 Weighted average discount rates of 8.0 percent, 8.0 percent and 8.5 percent at April 30, 1994, May 1, 1993 and May 2, 1992, respectively, and a rate of increase in future compensation levels of 5.0 percent for all periods were used in determining the actuarial present value of the projected benefit obligation.


                                       1994         1993         1992
                                    ---------   -----------   ---------
Net pension expense included the
  following components:
Service cost                        $ 724,000   $   601,000   $ 698,000
Interest cost                         978,000       840,000     889,000
Actual return on plan assets         (580,000)   (1,524,000)   (949,000)
Net amortization and deferral        (625,000)      391,000     (78,000)
                                    ---------   -----------   ---------

         Net pension expense        $ 497,000   $   308,000   $ 560,000
                                    =========   ===========   =========


 The expected long-term rate of return on assets was 8.5 percent for all years. The assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee and common stock of the Company.



6.  Debt:
    ----

 In November 1991, the Company entered into a $46,000,000 senior note agreement with a group of institutional lenders, of which $15,000,000 was repaid on October 1, 1993. The $31,000,000 balance of the note is due October 1, 1994 and bears an 8.44% annual interest rate.


 In June 1991, the Company entered into a contractually-committed, four year, $175,000,000 revolving credit arrangement with a consortium of banks. In June 1993, the credit arrangement was amended and reduced to $147,000,000. As of April 30, 1994, $70,100,000 was outstanding under the revolving credit arrangement, at interest rates ranging from 4.44% to 6.75%. As the Company intends to extend the maturities of the outstanding balance beyond one year, and has the ability to do so, the debt has been classified as non-current. Borrowings outstanding are due on the termination date of the arrangement.


 Scheduled maturities for the senior note, revolving credit arrangement, and Economic Development Corporation (EDC) limited obligation revenue bonds are as follows:


                    1995                       $32,200,000
                    1996                        70,164,000
                    After 1999                   6,200,000

 The EDC bonds, senior note and the borrowings under the revolving credit arrangement all contain certain restrictions, including working capital, debt limitations and net worth. The EDC bonds are collateralized by land, buildings and equipment with an aggregate net book value of approximately $16,333,000 at April 30, 1994.

 Interest expense for the years ended April 30, 1994, May 1, 1993 and May 2, 1992, was $7,029,000, $8,004,000 and $8,871,000, respectively. Interest paid for the years ended April 30, 1994, May 1, 1993 and May 2, 1992 was $7,262,000, $8,514,000 and $7,992,000, respectively.

                                _______________


7.   Income Taxes:
     ------------

The domestic and foreign components of income before income taxes for the years ended April 30, 1994, May 1, 1993 and May 2, 1992 are as follows:

                                  1994         1993         1992
                              -----------   -----------  -----------
Domestic                      $46,928,000   $68,626,000  $61,878,000
Foreign                          (787,000)    3,082,000    3,715,000
                              -----------   -----------  -----------
Income before income taxes    $46,141,000   $71,708,000  $65,593,000
                              ===========   ===========  ===========

Provisions for income taxes for the years ended April 30, 1994, May 1, 1993 and May 2, 1992 consist of the following:

                                 1994         1993         1992
                             -----------   -----------  -----------
Currently payable:
 Federal                     $17,749,000   $18,739,000  $16,890,000
 Foreign                         249,000     1,174,000    1,882,000
 State and other               3,759,000     4,129,000    3,950,000

Deferred, net:
 Federal                      (2,418,000)    3,015,000    2,489,000
 Foreign, state and other       (854,000)      908,000      369,000
                             -----------   -----------  -----------
                             $18,485,000   $27,965,000  $25,580,000
                             ===========   ===========  ===========

The following table provides a reconciliation of the Company's effective income tax rate to the statutory federal income tax rate:

                                       Percent of Income
                                 -----------------------------
                                  1994        1993        1992
                                 -----        ----        ----
  Federal statutory rate          35.0%       34.0%       34.0%
  State and local income taxes     5.0         4.5         4.5
  Other                             .1          .5          .5
                                  ----        ----        ----

        Effective tax rate        40.1%       39.0%       39.0%
                                  ====        ====        ====

Items that gave rise to significant portions of the deferred tax accounts at April 30, 1994, May 1, 1993 and May 2, 1992 are as follows:

                                  April 30, 1994                  May 1, 1993                    May 2, 1992
                            --------------------------     --------------------------     --------------------------
                            Deferred Tax  Deferred Tax     Deferred Tax  Deferred Tax     Deferred Tax  Deferred Tax
                               Assets     Liabilities        Assets      Liabilities         Assets      Liabilities
- --------------------------------------------------------------------------------------------------------------------
Allowances                    $2,196,000   $ 3,794,000       $1,188,000   $ 7,972,000       $1,413,000  $ 4,886,000
Employee benefits              1,524,000       369,000        1,008,000       432,000          813,000      507,000
Property and equipment         1,054,000     5,708,000          490,000     5,757,000          569,000    4,809,000
Inventories                      277,000     3,512,000          217,000       127,000          585,000      325,000
Other                            319,000        76,000          257,000       233,000           86,000      377,000
                             -----------   -----------       ----------   -----------       ----------  -----------
                              $5,370,000   $13,459,000       $3,160,000   $14,521,000       $3,466,000  $10,904,000
                             ===========   ===========       ==========   ===========       ==========  ===========

The undistributed earnings of the Canadian subsidiary for which no U.S. federal income tax liabilities have been recorded were $22,892,000 at April 30, 1994. The Company intends to reinvest indefinitely the undistributed earnings of its foreign subsidiary. Due to the availability of foreign tax credits, no significant U.S. federal income tax liabilities are expected to result if such earnings were distributed.

Income taxes paid in 1994, 1993 and 1992 were approximately $25,204,000, $26,095,000 and $17,018,000, respectively.

                                 ----------

8.  Property and Equipment:
    -----------------------
    Property and equipment consists of the following:

                                          1994          1993          1992
                                      ------------  ------------  ------------

    Land                              $  7,176,000  $  8,044,000  $  7,841,000
    Buildings and improvements          44,056,000    43,417,000    41,327,000
    Display fixtures                    87,538,000    77,217,000    78,447,000
    Equipment, furniture and other      40,940,000    39,735,000    34,603,000
    Leasehold improvements               2,802,000     2,848,000     2,805,000
                                      ------------  ------------  ------------
                                       182,512,000   171,261,000   165,023,000
    Less accumulated depreciation
     and amortization                   70,485,000    58,432,000    56,353,000
                                      ------------  ------------  ------------

                                      $112,027,000  $112,829,000  $108,670,000
                                      ============  ============  ============

9.  Stock Plans:
    -----------

    The Company's shareholders approved the adoption of the Handleman Company 1992 Performance Incentive Plan (the "Plan"), which authorizes the granting of stock options, stock appreciation rights and restricted stock. At any given time, the maximum number of shares of stock which may be issued pursuant to restricted stock awards or granted pursuant to stock options or stock appreciation rights shall not exceed 5% of the number of shares of the Company's common stock outstanding as of the immediately preceding fiscal year end, less restricted stock, options and awards issued or granted under the Plan since adoption in September 1992. As of April 30, 1994, 1,217,420 shares of the Company's stock are available for use under the Plan.

    Pursuant to the restricted stock provisions of the Plan, the Company issued, net of forfeitures, 185,521 shares of common stock during the year ended April 30, 1994. These restricted shares are held in the custody of the Company and vest only if specified performance goals are achieved. These shares are treated as outstanding for purpose of calculating earnings per share and payment of dividends. If the minimum performance goals under which an award is issued are not satisfied, the shares are forfeited. If performance goals are exceeded, a maximum of 144,875 additional shares can be issued. The number of shares which may vest will be prorated to the extent actual results are between minimum and maximum performance goals. The Company did not record any compensation expense related to the restricted stock in 1994 because minimum performance goals were not achieved.

    Information with respect to options outstanding under the previous and current stock option plans for the years ended May 2, 1992, May, 1 1993 and April 30, 1994 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.


                                        Number            Option
                                       Of Shares        Price Range
                                      ----------      ---------------

    Balance, April 27, 1991             817,672       $ 6.29 - $22.17
    Granted                             221,808        11.75 -  18.50
    Terminated                          (51,838)       11.75 -  21.83
    Exercised                          (136,247)       11.92 -  14.78
                                      ---------       ---------------

    Balance, May 2, 1992                851,395         6.29 -  22.17
    Granted                             201,111        13.63 -  15.25
    Terminated                          (28,300)       11.75 -  21.83
    Exercised                           (11,736)       11.92 -  12.75
                                      ---------       ---------------

    Balance, May 1, 1993              1,012,470         6.29 -  22.17
    Granted                             258,509        13.75 -  14.25
    Terminated                          (40,275)       11.75 -  21.83
    Exercised                           (13,250)        6.29 -  11.92
                                      ---------       ---------------

    Balance, April 30, 1994           1,217,454       $11.75 - $22.17
                                      =========       ===============

    Number of shares exercisable
      at April 30, 1994                 769,745
                                      =========

                               ----------------



10.  Quarterly Financial Summary (Unaudited):
     ---------------------------------------
     (amounts in thousands except per share data)


                                            FOR THE THREE MONTHS ENDED
                                     ----------------------------------------

                                     July 31,   Oct. 30,  Jan. 31,  April 30,
       Fiscal Year 1994                1993       1993      1994       1994
       ----------------              --------   --------  --------   --------

       Net sales                     $193,995   $322,465  $300,027   $250,079
       Gross profit                    45,459     76,425    68,616     57,549
       Income (loss) before income
         taxes                         (4,614)    25,756    16,743      8,256
       Net income (loss)               (2,768)    15,453    10,084      4,887
       Earnings (loss) per share         (.08)       .46       .30        .15*
       Dividends per share                .11        .11       .11        .11



                                      Aug. 1,   Oct. 31,  Jan. 31,    May 1,
       Fiscal Year 1993                1992       1992      1993       1993
       ----------------              --------   --------  --------   --------

       Net sales                     $212,312   $321,852  $335,656   $251,885
       Gross profit                    56,042     75,164    81,518     65,435
       Income before income taxes       7,430     23,539    23,509     17,230
       Net income                       4,532     14,360    14,324     10,527
       Earnings per share                 .14        .43       .43        .32*
       Dividends per share                .10        .10       .10        .11




                                     July 27,   Oct. 26,  Jan. 31,    May 2,
       Fiscal Year 1992                1991       1991      1992       1992
       ----------------              --------   --------  --------   --------

       Net sales                     $166,775   $278,858  $306,285   $268,319
       Gross profit                    43,261     68,211    75,342     70,897
       Income before income taxes       9,039     20,619    19,762     16,173
       Net income                       5,514     12,578    12,054      9,867
       Earnings per share                 .17        .38       .36        .30*
       Dividends per share                .10        .10       .10        .10



* Earnings per common share were improved by $.07, $.06 and $.05 for the fourth quarters of fiscal 1994, 1993 and 1992, respectively, resulting from various year-end adjustments to previous accrual estimates.

Item 9.                 DISAGREEMENTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

   Not applicable

                                   PART III.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company Definitive Proxy Statement for its 1994 Annual Meeting of Shareholders to be filed on or before August 18, 1994, and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME AND AGE                                       OFFICE AND YEAR FIRST ELECTED
- -----------------------------------------             ------------------------------------------------
Stephen Strome                         49        (1)  President (1990), Chief Executive Officer (1991)
                                                      and Director (1989)
Peter J. Cline                         47        (2)  Executive Vice President/President of
                                                      Distribution (1994)
Lawrence R. Hicks                      49        (3)  Executive Vice President/Merchandising (1994)
Louis A. Kircos                        40        (4)  Executive Vice President/Corporate Development
                                                      and Subsidiaries (1994)
Richard J. Morris                      48        (5)  Senior Vice President/Finance (1994), Secretary
                                                      and Chief Financial Officer (1993)
Mario DeFilippo                        65        (6)  Senior Vice President (1988)
Samuel J. Milicia                      52        (7)  Vice President - Branch Operations (1990)
Jerry L. Lauer                         50        (8)  Vice President - Information Services (1986)
Thomas C. Braum, Jr.                   39        (9)  Vice President (1992) and Corporate
                                                      Controller (1988)

1. Stephen Strome has served as President since March 1990. On May 1, 1991, Mr. Strome was named Chief Executive Officer. In September 1989 Mr. Strome was named Chief Operating Officer. In September of 1987, Mr. Strome was elected Executive Vice President.

2. Peter J. Cline has served as Executive Vice President/President of Distribution since joining the Company in April, 1994. Prior to joining Handleman Company, Mr. Cline was employed by the Snacks and International Consumer Products Division of Borden, Inc. from August 1990 until April 1994 where he served in various executive positions, most recently as Group Vice President - North American Snacks. Previously, Mr. Cline was employed by The Stroh Brewery Company from July 1986 to August 1990 where he served in a variety of executive positions, including Senior Vice President - Sales and Marketing from August 1989 to August 1990.

3. Lawrence R. Hicks has served as a Vice President since January 1982. Mr. Hicks was elected Senior Vice President in June 1988, and Executive Vice President in April 1994.

4. Louis A. Kircos was elected Executive Vice President in April 1994. Mr. Kircos was elected Senior Vice President - Corporate Development and Subsidiaries in March 1993. In March 1990, Mr. Kircos was elected Senior Vice President - Finance. Mr. Kircos was elected Vice President - Finance in September 1987. In July 1986, Mr. Kircos was elected Treasurer and Secretary, and served as Treasurer until February 1992, and as Secretary until August 1993.

5. Richard J. Morris has served as Vice President/Finance, Secretary and Chief Financial Officer since August 1993. In April 1994, Mr. Morris was elected Senior Vice President. Prior to joining Handleman Company, Mr. Morris was employed by PolyGram Holding, Inc., where he served as Senior Vice President, Finance from January 1983 until July 1993.

6. Mario DeFilippo has served as a Vice President since January 1983. In June 1988, Mr. DeFilippo was elected Senior Vice President. Mr. DeFilippo retired on June 30, 1994.

7. Samuel J. Milicia has served as Vice President since June 1990. In June 1988, Mr. Milicia was named Assistant Vice President - Eastern Region Branch Operations.

8.   Jerry L. Lauer has served as Vice President since June 1986.

9. Thomas C. Braum, Jr. has served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

Item 11.                    EXECUTIVE COMPENSATION

    Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1994 Annual Meeting of Shareholders, to be filed on or before August 18, 1994 and such information is incorporated herein by reference.


Item 12.                 SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1994 Annual Meeting of Shareholders, to be filed on or before August 18, 1994 and such information is incorporated herein by reference.


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1994 Annual Meeting of Shareholders, to be filed on or before August 18, 1994 and such information is incorporated herein by reference.


                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a) 1. The following financial statements and supplementary data are filed as a part of this report under Item 8.:

            Report of Independent Accountants

            Consolidated Balance Sheet at April 30, 1994, May 1, 1993
                   and May 2, 1992.


            Consolidated Statement of Income - Years Ended April 30, 1994,
                   May 1, 1993 and May 2, 1992.

            Consolidated Statement of Shareholders' Equity - Years Ended
                   April 30, 1994, May 1, 1993 and May 2, 1992.

            Consolidated Statement of Cash Flows - Years Ended April 30, 1994,
                   May 1, 1993 and May 2, 1992.

            Notes to Consolidated Financial Statements



         2. Financial Statement Schedules

            II.   Amounts Receivable from Related Parties and
                  Underwriters, Promoters, and Employees Other
                  Than Related Parties
            VIII. Valuation and Qualifying Accounts and Reserves
            IX.   Short-term Borrowings



          All other schedules for Handleman Company have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

      3.  Exhibits as required by Item 601 of Regulation S-K.

        S-K Item 601 (3)

          The Registrant's Restated Articles of Incorporation dated June 30, 1989 and Revised Bylaws adopted March 7, 1990 and Amendments to the Bylaws adopted June 16, 1993, were filed with the Form 10-K dated May 1, 1993, and are incorporated herein by reference.

        S-K Item 601 (10)

          Consulting contract for director Mr. Paul Handleman was filed with the Commission in the Form 10-K dated July 31, 1975, and is incorporated herein by reference. Such contract has been extended to December l, 1994. Mr. Paul Handleman retired from the Board of Directors on June 16, 1993.

          The Registrant's 1975 Stock Option Plan was filed with the Commission in Form S-8, dated November 17, 1977, File No. 2-60162. The Registrant's 1983 Stock Option Plan was filed with the Commission in Form S-8 dated January 18, 1985, File No. 2-95421. The first amendment to the 1983 Stock Option Plan, adopted on March 11, 1987, was filed with the Commission with the Form 10-K for the year ended May 2, 1987. Both plans are incorporated herein by reference.

          The Registrant's 1992 Performance Incentive Plan was filed with the Commission in Form S-8, dated March 5, 1993, File No. 33-59100.

          The advisory agreement with David Handleman was filed with the Form 10-K for the year ended April 28, 1990.

          The Credit Agreement among Handleman Company, Certain Banks And NBD Bank, N.A., As Agent dated June 24, 1991 was filed with the Form 10-K for the year ended May 2, 1992.

          The Note Agreement dated October 1, 1991 was filed with the Form 10-K for the year ended May 2, 1992.

        S-K Item 601 (21) - Subsidiaries of the Registrant:

          Handleman Company of Canada Limited, an Ontario Corporation Video Treasures, Inc., a Michigan Corporation
          Entertainment Zone, Inc., a Michigan Corporation
          Scorpio Productions, Inc., a Texas Corporation
          Hanley Advertising Company, a Michigan Corporation
          Softprime, Inc., a Michigan Corporation
          Rackjobbing, S.A. de C.V.
          Rackjobbing Services, S.A. de C.V.
          New Licenses, S.A. de C.V.
          Handleman Technical Services, Inc., a Michigan Corporation

        S-K Item 601 (23) - Consent of Independent Accountants:
          Filed with this report.

   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Note: The Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

                                                                    Exhibit (23)



                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Handleman Company and Subsidiaries on Form S-3 (File Nos. 33-16553, 33-26456, 33-33797 and 33-42018) and Form S-8 (File Nos. 2-60162, 2-95421, 33-59100 and
33-69030) of our report dated June 16, 1994, on our audits of the consolidated financial statements and financial statement schedules of Handleman Company and Subsidiaries as of April 30, 1994, May 1, 1993 and May 2, 1992 and for the years then ended, which report is included in this Annual Report on Form 10-K.



Coopers & Lybrand



Detroit, Michigan
July 27, 1994

           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
            YEARS ENDED MAY 2, 1992, MAY 1, 1993 AND APRIL 30, 1994

            COLUMN A               COLUMN B    COLUMN C    COLUMN D       COLUMN E
- --------------------------------  ----------  ----------  -----------  --------------


                                  Balance at
                                  beginning                            Balance at
        Name of debtor            of period   Additions   Collections  end of period
- ------------------------------    ----------  ----------  -----------  -------------
Year ended May 2, 1992:

 Amount receivable,
 HGV Video Productions, Inc.      $  327,000  $  512,000   $  557,000   $  282,000
                                  ==========  ==========   ==========   ==========

 Amount receivable,
 Mode Video Distribution, Inc.    $   17,000  $  180,000   $   71,000   $  126,000
                                  ==========  ==========   ==========   ==========

Year ended May 1, 1993:

 Amounts receivable,
 HGV Video Productions, Inc.      $  282,000  $1,903,000   $1,604,000   $  581,000
                                  ==========  ==========   ==========   ==========

 Amounts receivable,
 Mode Video Distribution, Inc.    $  126,000  $1,069,000   $  951,000   $  244,000
                                  ==========  ==========   ==========   ==========

 Amounts receivable,
 SRT Video, Ltd.                  $  100,000  $2,800,000   $1,300,000   $1,600,000
                                  ==========  ==========   ==========   ==========

Year ended April 30, 1994:

 Amounts receivable,
 HGV Video Productions, Inc.      $  581,000  $2,509,000   $2,033,000   $1,057,000 (1)
                                  ==========  ==========   ==========   ==========

 Amounts receivable,
 Mode Video Distribution, Inc.    $  244,000  $2,243,000   $2,290,000   $  197,000 (1)
                                  ==========  ==========   ==========   ==========

 Amounts receivable,
 SRT Video, Ltd.                  $1,600,000  $  300,000   $1,300,000   $  600,000 (1)
                                  ==========  ==========   ==========   ==========

 Amounts receivable,
 Sofsource, Inc.                  $      --   $  385,000   $     --     $  385,000 (1)
                                              ==========                ==========

 Amounts receivable,
 Mr. Richard J. Morris            $      --   $  142,000   $    9,000   $  133,000
                                              ==========   ==========   ==========


    The Company is an equity participant in HGV Video Productions, Inc. (HGV), an Ontario, Canada corporation, which was established to manufacture and distribute licensed video product in Canada.

    The Company is an equity participant in Mode Video Distribution, Inc.
    (Mode), a Quebec, Canada corporation engaged in the distribution of video products.

    The Company is a partner in SRT Video, Ltd. (SRT), a partnership formed to purchase and resell cut-out or surplus video cassettes.

    The Company is an equity participant in Sofsource, Inc., a U.S. based manufacturer and distributor of personal computer software products.

(1) The Company funds working capital requirements of HGV, Mode, SRT and Sofsource, and such advances accrue interest at various rates ranging from the prime rate to prime plus one percent.

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED MAY 2, 1992, MAY 1, 1993 AND APRIL 30, 1994


         COLUMN A                      COLUMN B           COLUMN C            COLUMN D           COLUMN E
         --------                    -----------         -----------       --------------      ------------
                                                                            Deductions:
                                      Balance at          Additions:        Adjustments
                                      Beginning           Charged to       of, or Charges        Balance at
        Description                   of Period            Expense          to, Reserve        end of Period
        -----------                  -----------         -----------       --------------      -------------
Year ended May 2, 1992:

     Accounts receivable,
     allowance for gross
     profit impact of future
     returns                         $13,066,000         $10,774,000         $4,317,000         $19,523,000
                                     ===========         ===========         ==========         ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $12,900,000         $        --         $  369,000         $12,531,000
                                     ===========         ===========         ==========         ===========

Year ended May 1, 1993:

     Accounts receivable,
     allowance for gross
     profit impact of future
     returns                         $19,523,000         $ 5,385,000         $3,724,000         $21,184,000
                                     ===========         ===========         ==========         ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $12,531,000         $   403,000         $1,007,000         $11,927,000
                                     ===========         ===========         ==========         ===========

Year ended April 30, 1994:

     Accounts receivable,
     allowance for gross
     profit impact of future
     returns                         $21,184,000         $ 3,467,000         $5,038,000         $19,613,000
                                     ===========         ===========         ==========         ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers
                                     $11,927,000         $ 2,092,000         $  959,000         $13,060,000
                                     ===========         ===========         ==========         ===========

                                            34

                      SCHEDULE IX - SHORT-TERM BORROWINGS
            YEARS ENDED APRIL 30, 1994,  MAY 1, 1993 AND May 2, 1992


                                   Year Ended      Year Ended      Year Ended
                                 April 30, 1994    May 1, 1993     May 2, 1992
                                 --------------    -----------     -----------
Balance at End of Period         $        --      $       --     $       --
                                 ===========      ==========     ===========

Interest Rate at End of Period   $        --      $       --     $       --
                                 ===========      ==========     ===========

Maximum Amount Outstanding
During the Period                $15,000,000      $6,300,000     $55,500,000
                                 ===========      ==========     ===========

Average Amount Outstanding
During the Period (1)            $ 8,933,000      $6,300,000     $17,523,000
                                 ===========      ==========     ===========

Weighted Average Interest
Rate During the Period (2)              4.23%           4.88%           6.75%
                                 ===========      ==========     ===========



(1) The average amount outstanding during the period represents total daily borrowings divided by the number of days such borrowings were outstanding.

(2) The weighted average interest rate represents the annualized effect of short-term interest expense divided by the average debt outstanding.


Short-term borrowings are unsecured borrowings under bank lines of credit at interest rates on an as offered basis not to exceed prime.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            HANDLEMAN COMPANY

DATE:     July 26, 1994                         BY: /s/ Stephen Strome
       -----------------------------------         ---------------------------------------------
                                                   Stephen Strome, President, Chief
                                                     Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard J. Morris                                /s/ Thomas C. Braum, Jr.
- ------------------------------------------------     ----------------------------------------------
Richard J. Morris, Senior Vice President,            Thomas C. Braum, Jr., Vice President,
  Finance, Secretary and Chief Financial Officer       Corporate Controller
  (Principal Financial Officer)                        (Principal Accounting Officer)

                July 26, 1994                                     July 26, 1994
- ------------------------------------------------     ----------------------------------------------
                     DATE                                                DATE


/s/ David Handleman                                  /s/ Richard H. Cummings
- ------------------------------------------------     ----------------------------------------------
David Handleman, Director                            Richard H. Cummings, Director
 (Chairman of the Board)

                July 26, 1994                                       July 26, 1994
- ------------------------------------------------     ----------------------------------------------
                     DATE                                                DATE



/s/ James B. Nicholson                               /s/ Alan E. Schwartz
- ------------------------------------------------     ----------------------------------------------
James B. Nicholson, Director                         Alan E. Schwartz, Director

                July 26, 1994                                       July 26, 1994
- ------------------------------------------------     ----------------------------------------------
                     DATE                                                DATE



/s/ Verne G. Istock                                  /s/ John F. Daly
- ------------------------------------------------     ----------------------------------------------
Verne G. Istock, Director                            John F. Daly, Director

                July 26, 1994                                       July 26, 1994
- ------------------------------------------------     ----------------------------------------------
                     DATE                                              DATE



/s/ Lloyd E. Reuss                                   /s/ Gilbert R. Whitaker, Jr.
- ------------------------------------------------     ----------------------------------------------
Lloyd E. Reuss, Director                             Gilbert R. Whitaker, Jr., Director

                July 26, 1994                                       July 26, 1994
- ------------------------------------------------     -----------------------------------------------
                     DATE                                                DATE