Form 10-Q
period 1994-07-30
HANDLEMAN CO /MI/
filed 1994-09-13
CIK 314727


                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                            FORM 10-Q



                        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934



For the 1st quarter ended July 30, 1994                          Commission File Number 1-7923



                                        HANDLEMAN COMPANY
                  ------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)



           MICHIGAN                                                     38-1242806
- - -------------------------------                           --------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer Identification No.)
 incorporation or organization)



  500 KIRTS BOULEVARD, TROY, MICHIGAN         48084-5299            Area Code 810 362-4400
- - ----------------------------------------     ------------      ---------------------------------
(Address of principal executive offices)      (Zip code)        (Registrant's telephone number)



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.



                                       YES   X    NO
                                           ------    ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                      DATE                      SHARES OUTSTANDING
- - ------------------------------  ------------------  --------------------------------------------
Common Stock - $.01 Par Value    September 2, 1994                   33,530,155


                               HANDLEMAN COMPANY




                                     INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I - FINANCIAL INFORMATION

     Consolidated Statement of Income . . . . . . . . . . . . . . . .     1

     Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . .     2

     Consolidated Statement of Shareholders' Equity . . . . . . . . .     3

     Consolidated Statement of Cash Flows . . . . . . . . . . . . . .     4

     Notes to Consolidated Financial Statements . . . . . . . . . . .     5

     Management's Discussion and Analysis of Operations . . . . . . .   6 - 7


PART II - OTHER INFORMATION AND SIGNATURES  . . . . . . . . . . . . .     8

                                      HANDLEMAN COMPANY
                               CONSOLIDATED STATEMENT OF INCOME
                                         (UNAUDITED)
                         (amounts in thousands except per share data)


                                                               Three Months Ended
                                                          -----------------------------
                                                            July 3O,         July 31,
                                                              1994             1993
                                                          ------------     ------------
Net sales                                                    $212,464         $193,995


Direct product costs                                          161,448          148,536
                                                          ------------     ------------
   Gross profit                                                51,016           45,459

Selling, general and
   administrative expenses                                     46,372           46,184

Amortization of acquisition
   costs                                                        1,723            2,344

Interest expense, net                                           1,457            1,499
                                                          ------------     ------------
   Income (loss) before income taxes                            1,464           (4,568)


Income tax expense (benefit)                                      563           (1,800)
                                                          ------------     ------------

   Net income (loss)                                             $901          ($2,768)
                                                          ============     ============

Earnings (loss) per average common share
   outstanding during the period                                $0.03           ($0.08)
                                                          ============     ============

Average number of shares
   outstanding during the period                               33,471           33,315
                                                          ============     ============

Dividends per share                                             $0.11            $0.11
                                                          ============     ============


  The accompanying notes are an integral part of the consolidated financial statements.


                                       HANDLEMAN COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)
                           (amounts in thousands except share data)


                                                                   July 30,       April 30,
                                                                     1994           1994
                                                                 ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $13,469        $10,568
    Accounts receivable, less allowance of $19,565 at
      July 30, 1994 and $19,613 at April 30, 1994
      for gross profit impact of future returns                      213,200        227,278
    Merchandise inventories                                          238,672        234,594
    Other current assets                                               4,426          4,936
                                                                 -----------    -----------
                    Total current assets                             469,767        477,376
                                                                 -----------    -----------
Property and equipment:
    Land                                                               7,172          7,176
    Buildings and improvements                                        44,101         44,056
    Display fixtures                                                  87,784         87,538
    Equipment, furniture and other                                    43,665         40,940
    Leasehold improvements                                             2,961          2,802
                                                                 -----------    -----------
                                                                     185,683        182,512
    Less accumulated depreciation and amortization                    77,201         70,485
                                                                 -----------    -----------
                                                                     108,482        112,027
                                                                 -----------    -----------
Other assets, net of allowances                                       53,431         51,595
                                                                 -----------    -----------
                    Total assets                                    $631,680       $640,998
                                                                 ===========    ===========
LIABILITIES
Current liabilities:
    Accounts payable                                                $173,725       $197,676
    Debt, current                                                     31,000         32,200
    Income taxes, currently payable                                    2,941          3,677
    Accrued and other liabilities                                     27,537         27,674
                                                                 -----------    -----------
                    Total current liabilities                        235,203        261,227
                                                                 -----------    -----------
Debt, non-current                                                     95,247         76,364
Deferred income taxes                                                  4,579          3,914

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                               --             --
Common stock, $.01 par value; 60,000,000 shares
   authorized; 33,530,000 and 33,411,000 shares issued at
   July 30, 1994 and April 30, 1994, respectively                        335            334
Paid-in capital                                                       33,141         31,900
Foreign currency translation adjustment and other                     (7,061)        (5,732)
Retained earnings                                                    270,236        272,991
                                                                 -----------    -----------
                 Total shareholders' equity                          296,651        299,493
                                                                 -----------    -----------
                 Total liabilities and shareholders' equity         $631,680       $640,998
                                                                 ===========    ===========

    The accompanying notes are an integral part of the consolidated financial statements.


                                      HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (UNAUDITED)
                          (amounts in thousands except per share data)


                                           Three Months Ended July 30, 1994
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                  Currency
                        -----------------               Translation                   Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital    and Other     Earnings       Equity
                        ------     ------    -------    -----------   --------    -------------
April 30, 1994          33,411      $334     $31,900      ($5,732)    $272,991       $299,493

Equity adjustment for
 foreign currency
 translation                                                  (87)                        (87)

Net income                                                                 901            901

Cash dividends,
 $.11 per share                                                         (3,656)        (3,656)

Common stock issued for
 employee benefit plans    119         1       1,241      ($1,242)                          0
                        ------     -----     -------    ---------     --------    -----------
July 30, 1994           33,530      $335     $33,141      ($7,061)    $270,236       $296,651
                        ======     =====     =======    =========     ========    ===========



     The accompanying notes are an integral part of the consolidated financial statements.



                                  HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                               (amounts in thousands)

                                                                 Three Months Ended
                                                            ----------------------------
                                                              July 30,         July 31,
                                                                1994             1993
                                                            -----------      -----------
Cash flows from operating activities:

     Net income (loss)                                             $901          ($2,768)
                                                            -----------      -----------
     Adjustments to reconcile net income to net
        cash provided from operating activities:

        Depreciation                                              6,473            5,649
        Amortization of acquisition costs                         1,723            2,344
        Amortization of video license advances                    1,832              316

        (Increase) decrease in assets:

          Accounts receivable                                    14,078           (6,116)
          Merchandise inventories                                (4,078)          (4,356)
          Other current assets                                      510               75
          Other assets, net of allowances                          (373)            (880)

        Increase (decrease) in liabilities:

          Accounts payable                                      (23,951)         (15,694)
          Income taxes, currently payable                          (736)          (5,811)
          Deferred income taxes                                     665             (147)
          Accrued and other liabilities                             (37)             729
                                                            -----------      -----------
          Total adjustments                                      (3,894)         (23,891)
                                                            -----------      -----------
             Net cash used by operating
                activities                                       (2,993)         (26,659)
                                                            -----------      -----------

Cash flows from investing activities:
     Additions to property and equipment                         (4,619)          (5,475)
     Retirements of property and equipment                        1,109              372
     Video license advances                                      (4,536)          (3,263)
                                                            -----------      -----------
             Net cash used by investing activities               (8,046)          (8,366)
                                                            -----------      -----------
Cash flows from financing activities:
     Issuances of debt                                          233,650          141,969
     Repayments of debt                                        (215,967)        (130,730)
     Cash dividends                                              (3,656)          (3,675)
     Other changes in shareholders' equity, net                     (87)            (267)
                                                            -----------      -----------
             Net cash provided from financing
                activities                                       13,940            7,297
                                                            -----------      -----------

             Net increase (decrease) in cash and
                cash equivalents                                  2,901          (27,728)

             Cash and cash equivalents at beginning
                of period                                        10,568           57,306

             Cash and cash equivalents at end of            -----------      -----------
                period                                          $13,469          $29,578
                                                            ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.


                               HANDLEMAN COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 30, 1994, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended July 30, 1994 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 30, 1994 is derived from the audited consolidated financial statements of the Company included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should also be made to the Company's Form 10-K for the year ended April 30, 1994.


2. Certain prior period amounts have been reclassified to conform with presentations adopted by the Company in the current year.

                               HANDLEMAN COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS



Net sales for the first quarter ended July 30, 1994 increased 10% to $212.5 million, compared with $194.0 million for the first quarter ended July 31, 1993. The $212.5 million represents the highest first quarter sales level in the Company's history. Net income for the first quarter this year was $901,000 or $.03 per share, compared to a net loss of $2,768,000 or a loss of $.08 per share for the first quarter last year.

Music sales during the first quarter this year were $118.9 million versus $113.3 million for the first quarter last year, an increase of 5%. The higher music sales level was attributable to increased compact disc (CD) sales of current best sellers. For the first quarter this year CD sales were $60.5 million, compared to $50.4 million for the same quarter last year. CDs now account for 51% of Handleman's music sales, compared to 44% during the first quarter last year.

Video sales for the first quarter of fiscal 1995 increased 18% to $67.6 million from $57.2 million for the same quarter last year. The increase in video sales was primarily attributable to higher sales of direct to sell-through titles and a reduction in customer returns. Direct to sell-through titles represent those videos where sales expectations motivate movie studios to distribute product directly to the sell-through channel simultaneously with distribution to the rental channel.

Book sales were $14.1 million for the first quarter of fiscal 1995, compared to $15.1 million for the first quarter last year, a decrease of 7%. The decrease in book sales was primarily attributable to a reduction in the number of retail departments serviced.

Personal computer software sales were $11.9 million this year, compared to $8.4 million last year, an increase of 42%. The increase in personal computer software sales was primarily attributable to shipments of a Back-to-School promotion to many of the software departments serviced by the Company.

The gross profit margin percentage for the first quarter this year was 24.0%, compared to 23.4% for the first quarter last year. The increase in the gross profit margin percentage was primarily attributable to sales of proprietary products (i.e., certain video and personal computer software) where the Company earns greater margins as a result of being the manufacturer as well as the distributor.

Selling, general and administrative (SG&A) expenses were $46.4 million for the first quarter this year, compared to $46.2 million for the first quarter last year. Since SG&A expenses were relatively level year-over-year even though sales increased 10%, SG&A expenses as a percentage of net sales decreased to 21.8% from 23.8%. This was the fourth consecutive fiscal quarter where the Company achieved a year-over-year decrease in SG&A expenses as a percentage of net sales.

Interest expense, net of interest income, for the first quarter this year and last year was $1.5 million. Average borrowings were lower this year, offset by an increase in the average interest rate.

The decrease in accounts receivable at July 30, 1994 compared to April 30, 1994 was attributable to the seasonally lower sales level in the first quarter this year compared to the fourth quarter last year. The decrease in accounts payable as of July 30, 1994 compared to April 30, 1994 resulted from reduced purchases during the first quarter of fiscal 1995. The increase in debt, non-current at July 30, 1994 compared to April 30, 1994 related to inventory financing requirements.

PART II - OTHER INFORMATION


      Item 6.   Exhibits or Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter.




SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANDLEMAN COMPANY



DATE:      September 12, 1994                BY:   /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:      September 12, 1994                BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                 Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary