Form 10-Q
period 1994-10-29
HANDLEMAN CO /MI/
filed 1994-12-09
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the 2nd quarter ended October 29, 1994         Commission File Number 1-7923



                               HANDLEMAN COMPANY
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           MICHIGAN                                   38-1242806
- -------------------------------           --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



  500 KIRTS BOULEVARD, TROY, MICHIGAN     48084-5299    Area Code 810 362-4400
- ---------------------------------------- ------------ ------------------------
(Address of principal executive offices)  (Zip code)   (Registrant's telephone
                                                              number)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.



                                 YES   X    NO
                                     ------    ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                      DATE              SHARES OUTSTANDING
- ------------------------------  ------------------  ----------------------------
Common Stock - $.01 Par Value    December 2, 1994            33,538,478

                               HANDLEMAN COMPANY





                                     INDEX


                                                             PAGE NUMBER
                                                             -----------
PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income .....................     1

       Consolidated Balance Sheet ...........................     2

       Consolidated Statement of Shareholders' Equity .......     3

       Consolidated Statement of Cash Flows .................     4

       Notes to Consolidated Financial Statements ...........     5

       Management's Discussion and Analysis of Operations ...  6 - 7


PART II - OTHER INFORMATION AND SIGNATURES ..................     8

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (amounts in thousands except per share data)



                                          Three Months Ended            Six Months Ended
                                     --------------------------    --------------------------
                                     October 29,    October 30,    October 29,    October 30,
                                         1994           1993           1994           1993
                                     -----------    -----------    -----------    -----------
Net sales                              $347,160       $322,465       $559,624       $516,460

Direct product costs                    266,928        245,040        428,376        393,576
                                       --------       --------       --------       --------
   Gross profit                          80,232         77,425        131,248        122,884

Selling, general and
   administrative expenses               51,915         48,703         98,287         94,887

Amortization of acquisition
   costs                                  1,530          1,561          3,253          3,905

Interest expense, net                     1,577          1,658          3,034          3,157
                                       --------       --------       --------       --------
   Income before income taxes            25,210         25,503         26,674         20,935


Income tax expense                        9,730         10,050         10,293          8,250
                                       --------       --------       --------       --------
   Net income                           $15,480        $15,453        $16,381        $12,685
                                       ========       ========       ========       ========

Earnings per average common share
   outstanding during the period          $0.46          $0.46          $0.49          $0.38
                                       --------       --------       --------       --------

Average number of shares
   outstanding during the period         33,529         33,413         33,500         33,364
                                       ========       ========       ========       ========

Dividends per share                       $0.11          $0.11          $0.22          $0.22
                                       ========       ========       ========       ========

    The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (amounts in thousands except share data)

                                                                 October 29,     April 30,
                                                                     1994           1994
                                                                 -----------     --------
ASSETS
Current assets:
    Cash and cash equivalents                                     $  7,644       $ 10,568
    Accounts receivable, less allowance of $24,500 at
      October 29, 1994 and $19,613 at April 30, 1994
      for gross profit impact of future returns                    323,822        227,278
    Merchandise inventories                                        298,204        234,594
    Other current assets                                             4,318          4,936
                                                                  --------       --------
                    Total current assets                           633,988        477,376
                                                                  --------       --------
Property and equipment:
    Land                                                             6,744          7,176
    Buildings and improvements                                      42,221         44,056
    Display fixtures                                                93,556         87,538
    Equipment, furniture and other                                  50,184         40,940
    Leasehold improvements                                           3,202          2,802
                                                                  --------       --------
                                                                   195,907        182,512
    Less accumulated depreciation and amortization                  82,018         70,485
                                                                  --------       --------
                                                                   113,889        112,027
                                                                  --------       --------
Other assets, net of allowances                                     50,433         51,595
                                                                  --------       --------
                    Total assets                                  $798,310       $640,998
                                                                  ========       ========
LIABILITIES
Current liabilities:
    Accounts payable                                              $312,203       $197,676
    Debt, current                                                       --         32,200
    Income taxes, currently payable                                 10,862          3,677
    Accrued and other liabilities                                   32,382         27,674
                                                                  --------       --------
                    Total current liabilities                      355,447        261,227
                                                                  --------       --------
Debt, non-current                                                  129,200         76,364
Deferred income taxes                                                4,554          3,914

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                             --             --
Common stock, $.01 par value; 60,000,000 shares
   authorized; 33,528,000 and 33,411,000 shares issued at
   October 29, 1994 and April 30, 1994, respectively                   335            334
Paid-in capital                                                     33,140         31,900
Foreign currency translation adjustment and other                   (6,361)        (5,732)
Retained earnings                                                  281,995        272,991
                                                                  --------       --------
                    Total shareholders' equity                     309,109        299,493
                                                                  --------       --------
                    Total liabilities and shareholders' equity    $798,310       $640,998
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

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                           Six Months Ended October 29, 1994
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                  Currency
                        ------------------              Translation                   Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital     and Other    Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
April 30, 1994           33,411       $334    $31,900       ($5,732)  $272,991        $299,493

Equity adjustment for
 foreign currency
 translation                                                    486                        486

Net income                                                              16,381          16,381

Cash dividends,
 $.22 per share                                                         (7,377)         (7,377)

Common stock issued for
 employee benefit plans     117          1      1,240       ($1,115)                       126
                        -------   --------   --------   -----------   --------   -------------
October 29, 1994         33,528       $335    $33,140       ($6,361)  $281,995        $309,109
                        =======   ========   ========   ===========   ========   =============



       The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (amounts in thousands)

                                                                   Six Months Ended
                                                            -----------------------------
                                                            October 29,      October 30,
                                                                1994             1993
                                                            ------------     ------------
Cash flows from operating activities:

     Net income                                                 $16,381          $12,685
                                                            ------------     ------------
     Adjustments to reconcile net income to net
        cash provided from operating activities:

        Depreciation                                             12,087           11,688
        Amortization of acquisition costs                         3,253            3,905
        Amortization of video license advances                    5,682            1,848

        (Increase) decrease in assets:

          Accounts receivable                                   (96,544)        (100,655)
          Merchandise inventories                               (63,610)         (43,086)
          Other current assets                                      618                7
          Other assets, net of allowances                           (55)            (812)

        Increase (decrease) in liabilities:

          Accounts payable                                      114,527          110,004
          Income taxes, currently payable                         7,185            3,040
          Deferred income taxes                                     640               (8)
          Accrued and other liabilities                           4,506              505
                                                            ------------     ------------
          Total adjustments                                     (11,711)         (13,564)
                                                            ------------     ------------
             Net cash provided from (used by)
                operating activities                              4,670             (879)
                                                            ------------     ------------

Cash flows from investing activities:
     Additions to property and equipment                        (17,024)         (14,300)
     Retirements of property and equipment                        2,114            1,004
     Video license advances                                      (6,957)         (10,667)
                                                            ------------     ------------
             Net cash used by investing activities              (21,867)         (23,963)
                                                            ------------     ------------
Cash flows from financing activities:
     Issuances of debt                                          542,600          358,390
     Repayments of debt                                        (521,562)        (361,543)
     Cash dividends                                              (7,377)          (7,351)
     Other changes in shareholders' equity, net                     612             (558)
                                                            ------------     ------------
             Net cash provided from (used by)
                financing activities                             14,273          (11,062)
                                                            ------------     ------------

             Net decrease in cash and cash equivalents           (2,924)         (35,904)

             Cash and cash equivalents at beginning
                of period                                        10,568           57,306

             Cash and cash equivalents at end of            ------------     ------------
                period                                           $7,644          $21,402
                                                            ============     ============

       The accompanying notes are an integral part of the consolidated financial statements.

                                   HANDLEMAN COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 29, 1994, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended October 29, 1994 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 30, 1994 is derived from the audited consolidated financial statements of the Company included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 30, 1994.


2. Certain prior period amounts have been reclassified to conform with presentations adopted by the Company in the current year.


3. On November 21, 1994, the Company announced that it had placed $100 million of senior notes with a group of six insurance companies. Proceeds will be used to refinance floating rate bank indebtedness and for corporate growth purposes. The principal amount of $100 million is broken into three tranches of $20 million, $55 million and $25 million, with average maturities of three years, five years and seven years, respectively. Interest rates are 7.81% for the first tranche, 8.26% for the second tranche and 8.59% for the third tranche. In November 1994, the Company received
    $55 million of such proceeds, and will receive $25 million additional in February 1995 and the remaining $20 million in April 1995. The Company's existing bank credit agreement has been reduced from $250 million to $190 million as a result of the private placement.

    Also in November 1994, the Company sold its Sparks, Nevada Automated Distribution Center (ADC) through a sale and lease-back arrangement. The Company has leased the ADC for five years with an annual lease cost of approximately $900,000, and also has two five-year renewal options on the facility.

                               HANDLEMAN COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net sales for the second quarter ended October 29, 1994 were $347.2 million, compared with $322.5 million for the second quarter ended October 30, 1993, an increase of 8%. Net income for the second quarter ended October 29, 1994 was $15.5 million or $.46 per share, which was equal to net income for the second quarter of last year.

For the first six months of fiscal 1995, net sales were $559.6 million, compared to $516.5 million for the same period last year, an increase of 8%. Net income for the first six months of this year was $16.4 million, or $.49 per share, compared to $12.7 million or $.38 per share last year, an increase of 29%.

Music sales during the second quarter this year were $170.1 million, compared to $179.8 million for the second quarter last year, a decrease of 5%. The decrease in music sales resulted from the timing of new releases in the second quarter this year compared to the same quarter last year. Compact disc (CD) sales for the second quarter this year were $94.4 million, or 55% of Handleman's music sales, compared to $87.6 million or 49% of music sales during the second quarter last year. Handleman's CD sales growth rate continues to exceed the industry's because CDs are now being purchased by middle-income Americans who tend to be shoppers at the mass merchant outlets serviced by the Company. Music sales for the first six months this year were $289.0 million, compared to $293.1 million for the same period last year, a decrease of 1%.

For the second quarter of fiscal 1995, video sales were $152.4 million, compared to $116.4 million for the second quarter last year, an increase of 31%. The increase in video sales was primarily due to sales of "Jurassic Park" and "Snow White," which were released during the second quarter of fiscal 1995. For the first six months of fiscal 1995, video sales were $220.0 million, compared to $173.6 million last year, an increase of 27%.

Book sales for the second quarter this year were $15.9 million, compared to $14.6 million for the second quarter last year, an increase of 9%. This increase was primarily the result of increased sales to the Company's major customers. For the first six months this year, book sales were $29.9 million, compared to $29.7 million last year, an increase of 1%.

Personal computer software sales for the second quarter of fiscal 1995 were $8.8 million, compared to $11.7 million for the same period last year, a decrease of 25%. The decrease in personal computer software sales was primarily attributable to the loss of two customers. Personal computer software sales for the first six months of fiscal 1995 were $20.7 million, compared to $20.1 million for the comparable period last year, an increase of 3%.

The gross profit margin percentage for the second quarter of fiscal 1995 was 23.1%, compared to 24.0% for the same period last year. The decline in gross profit margin percentage resulted from sales of mega-hit video releases on which the Company earns a lower gross profit margin percentage. For the first six months this year the gross profit margin percentage was 23.5% of net sales, compared to 23.8% for the first six months of fiscal 1994.

Selling, general and administrative (SG&A) expenses were $51.9 million or 15.0% of net sales for the second quarter this year, compared to $48.7 million or 15.1% of net sales for the second quarter last year. The dollar increase in SG&A expenses was primarily attributable to expenses of companies acquired or formed subsequent to the second quarter of fiscal 1994. For the first six months of this year, SG&A expenses were $98.3 million or 17.6% of net sales, compared to $94.9 million or 18.4% of net sales last year.

Proprietary Products & Retail sales, which are included in the results discussed above, represent sales of the Company's licensed video, personal computer software and music products, and sales at licensed retail departments. Proprietary Products & Retail sales during the second quarter of fiscal 1995 were $34.8 million, compared to $31.4 million in the second quarter last year. This 11% increase was primarily attributable to sales from companies acquired in the first quarter of fiscal 1995. Proprietary Products & Retail sales for the first six months of fiscal 1995 were $48.2 million, compared to $39.0 million for the first six months last year, an increase of 24%. This increase resulted from the aforementioned acquisitions, as well as the establishment of an in-house software publishing company. The Company is actively pursuing opportunities to increase sales of proprietary products, which contribute a relatively higher gross profit margin percentage.

On November 21, 1994, the Company announced that it had placed $100 million of senior notes with a group of six insurance companies. Proceeds will be used to refinance floating rate bank indebtedness and for corporate growth purposes.
The principal amount of $100 million is broken into three tranches of $20 million, $55 million and $25 million, with average maturities of three years, five years, and seven years, respectively. Interest rates are 7.81% for the first tranche, 8.26% for the second tranche, and 8.59% for the third tranche.
In November 1994, the Company received $55 million of such proceeds, and will receive $25 million additional in February 1995 and the remaining $20 million in April 1995. The Company's existing bank credit agreement was reduced from $250 million to $190 million as a result of the private placement.

Accounts receivable at the end of October this year were $323.8 million, compared to $227.3 million as of April 30, 1994. The increase was primarily due to heavier sales in September and October of 1994, compared to March and April of 1994. The Company's second quarter includes a portion of the sales impact of the Christmas selling season. The increase in merchandise inventories and accounts payable at October 29, 1994, compared to April 30, 1994, resulted from increased purchases to support the larger sales volume expected for the remainder of the Christmas selling season. The decrease in debt, current and the increase in debt, non-current primarily resulted from the payment of $31 million of notes on October 1, 1994, and the replacement of such debt with non-current debt.

Management's Discussion and Analysis of Operations included in the Company's Form 10-Q for the first quarter ended July 30, 1994 provides additional discussion regarding sales and earnings results for the first quarter of fiscal 1995, and is incorporated herein by reference.

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



DATE:      December 9, 1994                  BY:   /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:      December 9, 1994                  BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                 Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary