Form 10-Q
period 1995-01-31
HANDLEMAN CO /MI/
filed 1995-03-17
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the 3rd quarter ended January 31, 1995                       Commission File Number 1-7923



                               HANDLEMAN COMPANY
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           MICHIGAN                                                     38-1242806
- -------------------------------                           --------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer Identification No.)
 incorporation or organization)



  500 KIRTS BOULEVARD, TROY, MICHIGAN         48084-5299            Area Code 810 362-4400
- ----------------------------------------     ------------      ---------------------------------
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



                                       YES   X    NO
                                           ------    ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                      DATE                      SHARES OUTSTANDING
- ------------------------------  ------------------  --------------------------------------------
Common Stock - $.01 Par Value      March 3, 1995                    33,537,328

                           HANDLEMAN COMPANY





                                 INDEX


                                                             PAGE NUMBER
                                                             -----------
PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income .....................     1

       Consolidated Balance Sheet ...........................     2

       Consolidated Statement of Shareholders' Equity .......     3

       Consolidated Statement of Cash Flows .................     4

       Notes to Consolidated Financial Statements ...........     5

       Management's Discussion and Analysis of Operations ...   6 - 7


PART II - OTHER INFORMATION AND SIGNATURES  .................     8

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (amounts in thousands except per share data)




                                          Three Months Ended            Nine Months Ended
                                     ---------------------------   ---------------------------
                                      January 31,    January 31,    January 31,    January 31,
                                         1995           1994           1995           1994
                                     ------------   ------------   ------------   ------------
Net sales                               $362,911       $300,027       $922,535       $816,487

Direct product costs                     280,824        231,411        709,200        624,987
                                        --------       --------       --------       --------
   Gross profit                           82,087         68,616        213,335        191,500

Selling, general and
   administrative expenses                59,686         48,780        157,973        143,667

Amortization of acquisition
   costs                                   1,703          1,857          4,956          5,762

Interest expense, net                      1,804          1,339          4,838          4,496
                                        --------        -------       --------       --------
   Income before income taxes             18,894         16,640         45,568         37,575


Income tax expense                         7,798          6,556         18,091         14,806
                                        --------        -------       --------       --------

   Net income                            $11,096        $10,084        $27,477        $22,769
                                        ========        =======       ========       ========

Earnings per average common share
   outstanding during the period           $0.33          $0.30          $0.82          $0.68
                                        ========        =======       ========       ========

Average number of shares
   outstanding during the period          33,537         33,415         33,512         33,381
                                        ========        =======       ========       ========

Dividends per share                        $0.11          $0.11          $0.33          $0.33
                                        ========        =======       ========       ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                       HANDLEMAN COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)
                           (amounts in thousands except share data)


                                                                 January 31,     April 30,
                                                                     1995           1994
ASSETS                                                           ------------   ------------
Current assets:
    Cash and cash equivalents                                       $    234      $ 10,568
    Accounts receivable, less allowance of $23,500 at
      January 31, 1995 and $19,613 at April 30, 1994
      for gross profit impact of future returns                      279,709       227,278
    Merchandise inventories                                          296,894       234,594
    Other current assets                                              20,100         4,936
                                                                    --------      --------
                    Total current assets                             596,937       477,376
                                                                    --------      --------
Property and equipment:
    Land                                                               6,708         7,176
    Buildings and improvements                                        42,200        44,056
    Display fixtures                                                 101,194        87,538
    Equipment, furniture and other                                    55,258        40,940
    Leasehold improvements                                             3,142         2,802
                                                                    --------      --------
                                                                     208,502       182,512
    Less accumulated depreciation and amortization                    88,206        70,485
                                                                    --------      --------
                                                                     120,296       112,027
                                                                    --------      --------
Other assets, net of allowances                                       69,734        51,595
                                                                    --------      --------
                    Total assets                                    $786,967      $640,998
                                                                    ========      ========
LIABILITIES
Current liabilities:
    Accounts payable                                                $258,097      $197,676
    Debt, current                                                         --        32,200
    Income taxes, currently payable                                    8,947         3,677
    Accrued and other liabilities                                     36,976        27,674
                                                                    --------      --------
                    Total current liabilities                        304,020       261,227
                                                                    --------      --------
Debt, noncurrent                                                     163,709        76,364
Deferred income taxes                                                  4,597         3,914

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                               --            --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 33,538,000 and 33,411,000 shares issued at
    January 31, 1995 and April 30, 1994, respectively                    335           334
Paid-in capital                                                       33,259        31,900
Foreign currency translation adjustment and other                     (8,355)       (5,732)
Retained earnings                                                    289,402       272,991
                                                                    --------      --------
                    Total shareholders' equity                       314,641       299,493
                                                                    --------      --------
                    Total liabilities and shareholders' equity      $786,967      $640,998
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

                                      HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (UNAUDITED)
                          (amounts in thousands except per share data)


                                           Nine Months Ended January 31, 1995
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                   Currency
                        ------------------              Translation                  Total
                        Shares               Paid-in     Adjustment   Retained    Shareholders'
                        Issued     Amount    Capital     and Other    Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
April 30, 1994          33,411      $334     $31,900      ($5,732)    $272,991       $299,493

Equity adjustment for
 foreign currency
 translation                                               (1,448)                     (1,448)

Net income                                                              27,477         27,477

Cash dividends,
 $.33 per share                                                        (11,066)       (11,066)

Common stock issued for
 employee benefit plans    127         1       1,359       (1,175)                        185
                        ------   -------     -------    ---------     --------       --------
January 31, 1995        33,538      $335     $33,259      ($8,355)    $289,402       $314,641
                        ======   =======     =======    =========     ========       ========


     The accompanying notes are an integral part of the consolidated financial statements.

                                  HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                               (amounts in thousands)

                                                                   Nine Months Ended
                                                            -----------------------------
                                                            January 31,      January 31,
                                                                1995             1994
                                                            ------------     ------------
Cash flows from operating activities:

     Net income                                                 $27,477          $22,769
                                                            -----------      -----------
     Adjustments to reconcile net income to net
        cash provided from operating activities:

        Depreciation                                             18,515           17,940
        Amortization of acquisition costs                         4,956            5,762
        Amortization of video license advances                    7,578            3,574

       (Increase) decrease in assets:

          Accounts receivable                                   (38,180)         (39,079)
          Merchandise inventories                               (55,980)         (10,409)
          Other current assets                                     (436)          (2,083)
          Other assets, net of allowances                        (2,540)             928

        Increase (decrease) in liabilities:

          Accounts payable                                       54,391           12,545
          Income taxes, currently payable                         4,215           (4,595)
          Deferred income taxes                                     683               (3)
          Accrued and other liabilities                           2,768              278
                                                            -----------      -----------
          Total adjustments                                      (4,030)         (15,142)
                                                            -----------      -----------
             Net cash provided from operating activities         23,447            7,627
                                                            -----------      -----------
Cash flows from investing activities:
     Additions to property and equipment                        (28,663)         (22,239)
     Retirements of property and equipment                        2,650            1,221
     Video license advances                                      (7,868)         (15,037)
     Acquisition of business                                    (22,670)               0
     Deposit for purchase of assets                             (16,300)               0
                                                            -----------      -----------
             Net cash used by investing activities              (72,851)         (36,055)
                                                            -----------      -----------
Cash flows from financing activities:
     Issuances of debt                                          836,010          659,390
     Repayments of debt                                        (784,611)        (653,482)
     Cash dividends                                             (11,066)         (11,027)
     Other changes in shareholders' equity, net                  (1,263)            (495)
                                                            -----------      -----------
             Net cash provided from (used by)
                financing activities                             39,070           (5,614)
                                                            -----------      -----------

             Net decrease in cash and cash equivalents          (10,334)         (34,042)

             Cash and cash equivalents at beginning
                of period                                        10,568           57,306

             Cash and cash equivalents at end of            -----------      -----------
                period                                             $234          $23,264
                                                            ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                   HANDLEMAN COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 1995, and the results of operations for the three and nine months then ended, and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 1995 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 30, 1994 is derived from the audited consolidated financial statements of the Company included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended
    April 30, 1994.

2. Certain prior period amounts have been reclassified to conform with presentations adopted by the Company in the current year.

3. On November 21, 1994, the Company announced that it had placed $100 million of senior notes with a group of six insurance companies. Proceeds are being used to refinance floating rate bank indebtedness and for corporate growth purposes. The principal amount of $100 million is broken into three tranches of $20 million, $55 million and $25 million, with average maturities of three years, five years and seven years, respectively. Interest rates are 7.81% for the first tranche, 8.26% for the second tranche and 8.59% for the third tranche. In November 1994, the Company received
    $55 million of such proceeds. The Company received $25 million additional in February 1995, with the remaining $20 million to be received in April 1995. The Company's existing bank credit agreement has been reduced from $250 million to $145 million.

    Also in November 1994, the Company sold its Sparks, Nevada Automated Distribution Center (ADC) through a sale and lease-back arrangement. The Company has leased the ADC for five years with an annual lease cost of approximately $900,000, and also has two five-year renewal options on the facility.

4. Effective January 1, 1995, two majority-owned subsidiaries of the Company purchased certain assets, and assumed certain liabilities, of Madacy Music Group, Inc., a Canadian corporation, for approximately $23 million
    (U.S. dollars). The acquisition has been accounted for as a purchase transaction and, accordingly, the purchase price was allocated to assets and liabilities based on the fair market value as of the acquisition date. The approximate $20 million excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill to be amortized on the straight-line basis over 15 years.

    Also during the third quarter, the Company made a deposit in connection with the acquisition of certain assets (consisting primarily of inventory, store fixtures and vehicles). Such assets have been tentatively valued at approximately $16.3 million, pending a final accounting.

                               HANDLEMAN COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net sales for the third quarter ended January 31, 1995 were $362.9 million, an increase of $62.9 million or 21% over net sales of $300.0 million reported for the third quarter ended January 31, 1994. Net income for the third quarter of fiscal 1995 was $11.1 million or $0.33 per share, compared to $10.1 million or $0.30 per share for the third quarter last year.

Net sales for the nine months ended January 31, 1995 were $922.5 million, compared to $816.5 million for the comparable prior year period, an increase of 13%. Net income for the nine months ended January 31, 1995 was $27.5 million or $0.82 per share, an increase of 21% from net income of $22.8 million or $0.68 per share for the nine months ended January 31, 1994.

Music sales for the third quarter of fiscal 1995 were $219.2 million, compared to $161.1 million for the third quarter last year, an increase of $58.1 million or 36%. The increase in music sales primarily resulted from an overall improvement in product quality and depth, as well as a high level of promotional and display activity. Compact disc (CD) sales for the third quarter ended January 31, 1995 were $126.0 million or 57.5% of music sales, compared to $75.2 million or 46.7% of music sales in the third quarter of last year. The growth of Handleman's CD sales continues to exceed the industry's rate because CDs are now being purchased by more middle-income Americans who tend to be shoppers at the mass merchant outlets serviced by the Company. Music sales for the nine months ended January 31, 1995 increased 12% to $508.2 million from $454.2 million for the comparable prior year period. CD sales for the first nine months of fiscal 1995 were $280.6 million or 55.2% of music sales, compared to $213.2 million or 46.9% of music sales for the comparable period last year.

Video sales for the third quarter ended January 31, 1995 were $111.5 million, compared to $103.3 million for the third quarter of the prior year, an increase of $8.2 million or 8%. The increase in video sales primarily resulted from an increase in the number of direct to sell-through titles released by the movie studios. Direct to sell-through titles represent those items where sales expectations motivate movie studios to by-pass the rental channel and distribute directly to the sell-through channel. Video sales for the nine months ended January 31, 1995 were $331.4 million, compared to $276.9 million for the nine months ended January 31, 1994, an increase of 20%.

Book sales for the third quarter of this year were $16.1 million, compared to $21.2 million for the third quarter of last year, a decrease of 24%. The year-over-year decrease in book sales was caused by comparison to the unusually high sales level achieved in the third quarter last year and to a reduction in the number of customer departments which the Company services. Book sales for the nine months ended January 31, 1995 decreased 10% to $46.0 million, from $50.9 million reported for the nine months ended January 31, 1994.

Personal computer software sales increased 12% to $16.1 million this year, from $14.4 million last year, primarily as a result of expansion of the software customer base. Personal computer software sales for the nine months ended January 31, 1995 were $36.9 million, an increase of 7% from sales of $34.5 million for the nine months ended January 31, 1994.

The gross profit margin percentage for the third quarter of fiscal 1995 was 22.6%, compared to 22.9% for the third quarter of fiscal 1994. The decrease in gross profit margin percentage primarily resulted from increased sales of low margin, hit video product. For the nine months ended January 31, 1995 the gross profit margin percentage was 23.1%, compared to 23.5% for the comparable prior year period.

Selling, general and administrative expenses (SG&A) increased to $59.7 million or 16.4% of net sales this year, from $48.8 million or 16.3% of net sales for the third quarter last year. The increase in SG&A dollars was primarily a result of the increased sales volume. If it were not for the loss resulting from the recent Mexican peso devaluation, SG&A expenses as a percentage of net sales would have been level with last year. For the nine months ended January 31, 1995, SG&A expenses were $158.0 millon or 17.1% of net sales, compared to $143.7 million or 17.6% of net sales for the comparable prior year period.

North Coast Entertainment, Inc. ("NCE"), a subsidiary of Handleman Company, consists of the Company's proprietary products and retail operations. NCE sales, which are included in the results discussed above, represent sales of licensed video, music and personal computer software products and sales at licensed retail departments. NCE sales during the third quarter of fiscal 1995 were $29.0 million, compared to $19.8 million for the three months ended January
31, 1994, an increase of 46%   The increase was primarily attributable to sales
from companies acquired during fiscal 1995. NCE sales for the first nine months of fiscal 1995 were $77.2 million, compared to $58.8 million for the comparable prior year period.

Notes 3. and 4. of Notes To Consolidated Financial Statements, which are included on page 5 of this Form 10-Q, contain additional discussion regarding the issuance of $100 million of senior notes and the purchase of certain net assets of Madacy Music Group, Inc., and are incorporated herein by reference.

Accounts receivable as of January 31, 1995 amounted to $279.7 million, compared to $227.3 million at April 30, 1994. The increase was primarily due to the higher sales volume in the third quarter this year compared to the fourth quarter last year. The Company's third quarter includes a portion of the sales impact of the Christmas selling season. The increases in merchandise inventory and accounts payable at January 31, 1995, compared to April 30, 1994, were primarily due to increased purchases to support the higher sales volume. The increases in accounts receivable, inventory and accounts payable were also partially attributable to the inclusion of businesses acquired during the year. The decrease in debt, current at January 31, 1995, compared to April 30, 1994, resulted from the repayment of $31 million of notes on October 1, 1994 and the replacement of such debt with noncurrent debt. Net cash provided by operations was favorably affected by the timing of payments for income taxes.

Management's Discussion and Analysis of Operations included in the Company's Form 10-Q for the first and second quarters of fiscal 1995 provide additional discussion regarding sales and earnings results for those quarters, and are incorporated herein by reference.

                                *  *  *  *  *  *

On March 9, 1995, the Company announced it was realigning its Midwestern operations by replacing certain existing distribution centers with a new automated distribution center ("ADC"). The Company will record an estimated $5.5 million pre-tax charge against fourth quarter fiscal 1995 results related to costs associated with the transition from the current distribution structure to an ADC in its Midwestern region. The charge is principally related to projected losses on the sales of buildings currently used as distribution facilities in the Midwest.

PART II - OTHER INFORMATION


      Item 6.   Exhibits or Reports on Form 8-K

                A report on Form 8-K was filed with the Securities and Exchange Commission on February 24, 1995 as required by Item 2., Acquisition or Disposition of Assets. Financial statements and pro forma financial information regarding the acquired assets and business formerly operated by Madacy Music Group, Inc. will be filed, by amendment, on or before April 25, 1995.



SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANDLEMAN COMPANY



DATE:         March 10, 1995                 BY:   /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:         March 10, 1995                 BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                 Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary