Form 10-K
period 1995-04-29
HANDLEMAN CO /MI/
filed 1995-07-28
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended April 29, 1995              Commission File No. 1-7923

                               HANDLEMAN COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MICHIGAN                                      38-1242806
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

500 Kirts Boulevard, Troy, Michigan                           48084 - 4142
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

                                   YES  X     NO
                                      -----     -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of July 14, 1995 was $337,561,488.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of July 14, 1995 was 33,597,524.

Item 14(a) 3. on page 32 describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

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


DESCRIPTION OF BUSINESS:
- ------------------------

      Handleman Company is engaged in the sale and distribution of prerecorded music, video, hardcover and paperback books, and personal computer software primarily to mass merchants throughout the United States, Canada and Mexico. In addition, the Company provides various services as a specialized merchandiser (rackjobber) to these accounts. The Company is also in the business of acquiring video and audio licenses, giving it exclusive rights to manufacture and distribute certain video and audio products.

The following table sets forth net sales, and the approximate percentage contribution to consolidated sales, for the fiscal years ended April 29, 1995, April 30, 1994 and May 1, 1993, for the prerecorded music, video, book, and personal computer software product lines of the Company.



                                              YEAR ENDED
                                     (DOLLAR AMOUNTS IN THOUSANDS)
                              -------------------------------------------


                              APRIL 29, 1995  APRIL 30, 1994  MAY 1, 1993
                              --------------  --------------  -----------

Prerecorded Music                 $  653,416      $  571,555   $  626,990
% of Total                              53.3            53.6         55.9

Video                                461,615         389,532      378,604
% of Total                              37.6            36.5         33.8

Book                                  57,565          66,061       70,850
% of Total                               4.7             6.2          6.3

Personal Computer Software            53,466          39,418       45,261
% of Total                               4.4             3.7          4.0
                                  ----------      ----------   ----------

 TOTAL                            $1,226,062      $1,066,566   $1,121,705
                                  ==========      ==========   ==========


                               Business Segments
                               -----------------


The Company operates in one business segment, selling home entertainment software to mass merchants and also to specialty chain stores, drugstores and supermarkets. The Company has United States, Canadian and Mexican operations. Canadian and Mexican operations were not material and, therefore, are not displayed separately below.

                                        DOLLAR AMOUNTS IN THOUSANDS
                                    ------------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------
Net sales:
  United States                     $1,152,681   $1,017,993   $1,062,723
  Other                                 73,381       48,573       58,982
                                    ----------   ----------   ----------
Total net sales                     $1,226,062   $1,066,566   $1,121,705
                                    ==========   ==========   ==========

Operating income:
  United States                     $   54,935   $   52,963   $   75,017
  Other                                 (1,079)      (1,113)       2,581
  Interest expense, net                 (8,024)      (6,211)      (6,713)
                                    ----------   ----------   ----------
Income before income taxes          $   45,832   $   45,639   $   70,885
                                    ==========   ==========   ==========

Identifiable assets:
  United States                     $  705,916   $  614,215   $  624,322
  Other                                 48,160       26,783       34,754
                                    ----------   ----------   ----------
Total assets                        $  754,076   $  640,998   $  659,076
                                    ==========   ==========   ==========

                                    GENERAL
                                    -------

      The Company is a link between manufacturers of home entertainment software products and mass merchant chain stores. Customers purchase from Handleman due to the value-added benefits the Company adds to the basic product, and due to the benefit of only dealing with one vendor for each product line.
Manufacturers utilize the Company's services to avoid the necessity of distributing to thousands of individual stores throughout a vast geographic range. Information regarding the number of active vendors from which the Company purchases, number of titles the Company is currently distributing and number of retail departments presently serviced follows:

                                         NUMBER OF          NUMBER OF
                                       SKUS CURRENTLY        RETAIL
                        NUMBER OF       DISTRIBUTED        DEPARTMENTS
                         VENDORS       BY THE COMPANY       SERVICED*
                        ---------      --------------      -----------

Music                      197             27,900             6,500
Video                      147              5,900             7,400
Book                       235              6,700             2,600
Software                   153              1,300             4,700


North Coast Entertainment, Inc. ("NCE"), a subsidiary of Handleman Company, includes the Company's proprietary products and retail operations. NCE sales of licensed video, music and personal computer software products and sales at licensed retail departments during fiscal 1995 were $106.2 million, compared to $69.5 million in fiscal 1995, a 53% increase. The fiscal year sales increase was primarily attributable to sales from companies acquired in fiscal 1995. The Company is actively pursuing opportunities to increase sales of proprietary products, which contribute a relatively higher gross profit margin percentage.

* During fiscal 1995 the Company changed its definition of number of retail departments serviced to exclude departments which do not receive product on a regular basis and are not fixtured.

                                    Vendors
                                    -------


An important reason the Company's customers utilize its services is due to the multitude of manufactureres and suppliers offering products for-sale, the complexity of programs offered by those vendors, the "hits" nature of the business, and the high risk of inventory obsolescence.

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to "breakout" titles, while simultaneously minimizing inventory exposure for artists or titles which do not sell. In addition, because the Company distributes throughout the U.S., Canada and Mexico, it must adapt selections it offers to local tastes. This is accomplished via a coordination of national and local purchasing responsibility, both monitored by inventory control programs.

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

Since the public's taste in prerecorded music, video, book, and personal computer software is broad and varied, Handleman is required to maintain large inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company's exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-saleable product purchases exceed vendor return limitations. Vendors offer a variety of return programs, ranging from 100% returns to zero return allowance. Other vendors offer incentive and penalty arrangements to restrict returns. It is possible that the Company may possess in its inventories certain product that it cannot utilize in the ordinary course of business and may only be returnable with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendor's return policies.

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


PRODUCT EXCHANGE: Handleman protects its continuing customers against product markdowns by offering the privilege of exchanging slower-selling product for newer product.


The nature of the Company's business lends itself to computerized ordering and distribution techniques, which the Company pioneered and implemented through development of its computerized system, known as Retail Inventory Management Systems (RIMS). RIMS is refined continuously to meet the more sophisticated needs of its customer base. RIMS captures consumer demand and integrates retail inventory control with ordering and distributing functions. RIMS can also accept transmissions of customer point-of-sale data so as to immediately react to store selling patterns. Using RIMS, the Company is able to tailor the inventories of individual stores to reflect the customer profile of each store and to adjust inventory levels, product mix and selections according to seasonal and current selling trends.

The Company determines the selections to be offered in its customers' retail stores, and ships these selections to the stores from one of its distribution centers located throughout North America. Slow selling items are removed from the stores by the Company and are recycled for redistribution or return to the manufacturers. Returns from customer stores occur for a variety of reasons, including new releases which did not achieve their expected sales potential, ad product to be returned after the ad has run, regularly scheduled realignment pick-ups and customer directed returns. The Company provides a reserve for the gross profit margin impact of expected customer returns.

During the fiscal year ended April 29, 1995, one customer, Kmart Corporation, accounted for approximately 40% of the Company's consolidated sales, while a second customer, Wal-Mart, accounted for approximately 25%. Handleman may not have contracts with its customers, and such relationships may be discontinued at any time by the customers or Handleman; the discontinuance of the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales and earnings.

                                   Operations
                                   ----------


The Company distributes products from facilities throughout the U.S., Canada and Mexico. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers' stores and the importance of timely delivery of new releases. Due to the nature of the home entertainment software business, display of new releases close to authorized "street dates" is an important driver of both retail sales and customer satisfaction.

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

On March 9, 1995, the Company announced a facility realignment involving its second high-technology Automated Distribution Center ("ADC"), to be located in the Midwest, which will be opening in the first calendar quarter of 1996. The Company has realigned its Western region by replacing certain distribution centers with its first ADC located in Sparks, Nevada. The implementation of the ADCs will reduce operating costs and decrease inventory levels, while improving the Company's speed and reliability in supplying products to its customers. See
Note 4, Provision for Facility Realignment, on page 24 under Item 8, for additional information regarding the facility realignment.

The Company is installing a new proprietary inventory management system ("PRISM"). As of April 29, 1995, PRISM had been installed in the Company's U.S. music and video shipping branches and return centers, and it is scheduled to be installed in the Canadian music and video shipping branches and return center during fiscal 1996. PRISM automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. PRISM also provides the basis to develop title specific billing to allow the Company to better serve its customers.


                                  Competition
                                  -----------

Handleman is primarily a specialized merchandiser (rackjobber) of prerecorded music, video, book and personal computer software. The business of the Company is highly competitive as to both price and alternative supply arrangements in all of its product lines. The Company's customers compete with alternative sources from which consumers could purchase the same product, such as (1) record and book clubs, (2) video rental outlets, and (3) specialty retail outlets. The Company competes directly for sales to its customers with (1) manufacturers which bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other specialized merchandisers. In addition, some large mass merchants have "vertically integrated" so as to provide their own rackjobbing. Some of these companies, however, also purchase from independent rackjobbers.

The Company believes that the distribution of home entertainment software will remain highly competitive. The Company believes that customer service and continual progress in operational efficiencies are the keys to growth in this competitive environment.

The Company has been advised by a major customer that it will begin to purchase a substantial portion of its video product directly from the manufacturers.
Net video sales to this customer were $75.7 million and $57.5 million in fiscal 1994 and fiscal 1995, respectively. The Company expects that this downward trend in video sales to this customer will accelerate in fiscal 1996.

                                Industry Outlook
                                ----------------


The following are some statistics from various industry sources.

 . According to the Electronic Industries Association ("EIA"), compact disc hardware sales increased 23% to 26.5 million units in 1994. As a result, penetration into U.S. households has reached 44%.

 . Video cassette recorder ("VCR") penetration into U.S. households reached 85% in 1994, and is expected to grow to approximately 90% by 1998, according to Veronis, Suhler & Associates ("Veronis"), an entertainment industry investment banker.

 . According to Computer Retail Week, PC penetration into U.S. households has reached an estimated 33%, and could reach 40% by the end of calendar 1995.

While Handleman does not market home electronic hardware, its business is closely correlated to the health of the consumer electronics market and developments within that industry. The Company's expertise lies in the selection of the best product available from the multitude of suppliers for each hardware format.


Information regarding industry outlook by product line follows:

Music
- -----

According to the Recording Industry Association of America (RIAA), the U.S. music industry posted sales, at list price, of $12.0 billion in 1994, growing 20% from $10.0 billion in 1993. According to Veronis, the U.S. market is expected to grow at an 8.2% compound annual rate through 1998.

Compact discs ("CDs") remained the catalyst of music industry growth in 1994, accounting for over 71% of net revenues for the year.

Despite the growing dominance of CDs, cassettes still remain a popular format. Industry-wide sales of cassettes, including cassette singles, rose 2.1% in calendar 1994, and still represent sales of over $3 billion. Car stereos and portable systems, two areas where CDs have had very little impact, still rely almost entirely on the analog cassette. The size, cost and convenience of cassettes are also important factors in the continuing popularity of this music format.



Video
- -----

The continued success of VCR hardware has translated directly into increased sell-through revenues. According to Veronis, for-sale home video in the United States was a $5.0 billion business in 1994, at retail, growing from $4.2 billion in 1993. Veronis projects industry video sales to be $6.8 billion by 1998, at retail.

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

Book
- ----

Book industry sales grew an estimated 6% in 1994 to $15.2 billion, according to Veronis. In addition, consumer books are projected to grow at a 7.4% compound annual rate to $20.4 billion, at retail, by 1998.

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



Software
- --------

Personal computer software sales, at retail, were $7.38 billion in calendar 1994, a 17% increase over 1993, according to PC Data. Increases in personal computer software sales are driven by sales of the related hardware. According to Dataquest, PC hardware unit sales grew 26% in calendar 1994 versus calendar 1993, are forecasted to grow another 18% in calendar 1995, and are forecasted to continue to grow in excess of a 10% compounded rate through calendar 1999.



                                   * * * * *

      See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Acquisition of Business, on page 24 under
Item 8, for additional information regarding the Company's activities.

      The Company's sales and earnings are of a seasonal nature. Note 10, Quarterly Financial Summary (Unaudited), on page 29 under Item 8 discloses quarterly results which indicate the seasonality of the Company's business.

      The Company has approximately 4,100 employees, of whom approximately 400 are members of various local unions.

Item 2.                           PROPERTIES


  The Company leases 9 warehouses in the United States and 5 in Canada. The U.S. leased warehouses are located in the states of Missouri, New York, Ohio (2), Oregon, Indiana, Maryland, New Jersey and Nevada. The Company also leases satellite sales offices in Massachusetts (381 sq. ft.), Texas (972 sq. ft.) and New Mexico (4,125 sq. ft.). In Canada, leased warehouses are located in the provinces of Alberta, Ontario and Quebec (3). The Company owns warehouses in Brighton, Michigan; Chicago, Illinois; Los Angeles, California; Atlanta, Georgia; Little Rock, Arkansas; Tampa, Florida; Baltimore, Maryland; Cincinnati, Ohio and Denver, Colorado. The Company sold its warehouse in Denver in June 1995, and the Company expects to complete the sale of its warehouses in Cincinnati and Los Angeles within 60 days of filing this Form 10-K. The Company owns two buildings in Troy, Michigan; one facility is the 130,000 square feet corporate office building, and the second facility is the 20,000 square feet building which houses the Company's print shop. The Atlanta and Little Rock buildings are encumbered by Economic Development Corporation Revenue Bonds as explained in Note 6 to Handleman's Consolidated Financial Statements under Item
8. The bonds were issued in connection with the construction of these buildings.



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

                                    PART II


Item 5.               MARKET FOR THE REGISTRANT'S COMMON
                     STOCK AND RELATED STOCKHOLDER MATTERS


The Company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange, and Pacific Stock Exchange.


Below is a summary of the market price of the Company's common stock as traded on the New York Stock Exchange:


                                            Fiscal Year Ended
                               --------------------------------------------
                                  April 29, 1995           April 30, 1994
                               --------------------     -------------------


             Quarter            Low          High        Low          High
             -------           ------       ------      ------       ------

        First ...............  10           11 1/4      10 1/2       15 1/4

        Second ..............  10 1/4       11 7/8       9 7/8       12 3/4

        Third ...............  10 1/2       11 3/4      11 5/8       13 7/8

        Fourth ..............  10 1/4       11 1/8      10 1/2       14
        -------------------------------------------------------------------

As of July 14, 1995, the Company had 3,601 shareholders of record.



Below is a summary of the dividends declared during the past two fiscal years:

                                         Fiscal Year Ended
                                   ------------------------------

               Quarter             April 29, 1995  April 30, 1994
               -------             --------------  --------------
         First .................        $.11            $.11

         Second ................         .11             .11

         Third .................         .11             .11

         Fourth ................         .11             .11
                                        ----            ----

             TOTAL..............        $.44            $.44
                                        ====            ====

Item 6.                     SELECTED FINANCIAL DATA

                               HANDLEMAN COMPANY
                                FIVE YEAR REVIEW
            (amounts in thousands except per share data and ratios)
                               -----------------



                                 1995        %        1994        %        1993        %        1992        %       1991       %
                              -----------  ------  -----------  ------  -----------  ------  -----------  ------  ---------  ------

SUMMARY OF OPERATIONS:

Net sales                     $1,226,062   100.0   $1,066,566   100.0   $1,121,705   100.0   $1,020,237   100.0   $702,737   100.0
Gross profit, after direct
 product costs                   278,464    22.7      249,049    23.4      278,159    24.8      257,711    25.3    185,874    26.5
Selling, general &
 administrative expenses *       212,094    17.3      187,663    17.6      191,882    17.1      177,073    17.4    142,744    20.3
Depreciation: included in
 selling, general
 & administrative expenses        24,787     2.0       24,189     2.3       21,722     1.9       20,399     2.0     15,765     2.2
Provision for facility
 realignment                       5,500      .4        2,000      .2
Amortization of acquisition
 costs                             7,014      .6        7,536      .7        8,679      .8        7,365      .7        137      --
Interest expense, net              8,024      .7        6,211      .6        6,713      .6        7,034      .7      1,606      .2
Income before income taxes *      45,832     3.7       45,639     4.3       70,885     6.3       64,916     6.4     37,887     5.4
Income taxes *                    17,809     1.4       17,983     1.7       27,142     2.4       24,903     2.5     14,400     2.1
Effective tax rate *                38.9%                39.4%                38.3%                38.4%              38.0%
Net income                        28,023     2.3       27,656     2.6       43,743     3.9       40,013     3.9     23,487     3.3
Dividends                         14,755               14,701               13,589               13,258             13,081
Average number of shares
 outstanding                      33,518               33,389               33,229               33,166             32,771

PER SHARE DATA:

Earnings per share            $     0.84           $     0.83           $     1.32           $     1.21           $    .72
Dividends per share                 0.44                 0.44                  .41                  .40                .40

FINANCIAL DATA:

Cash and receivables          $  283,043           $  237,846           $  257,319           $  250,169           $128,784
Inventories                      276,109              234,594              241,502              240,369            167,073
Current assets                   560,931              477,376              501,052              491,975            296,611
Additions to property and
 equipment                        41,241               28,737               33,391               22,714             16,068
Total assets                     754,076              640,998              659,076              655,075            423,727
Debt, current                          0               32,200               17,860                   --             23,600
Current liabilities              289,961              261,227              259,723              254,824            170,052
Debt, non-current                146,200               76,364              105,702              135,750             15,930
Working capital                  270,970              216,149              241,329              237,151            126,559
Shareholders' equity             311,652              299,493              288,700              260,861            233,614

FINANCIAL RATIOS:

Quick ratio
  (Cash and
   receivables/current
   liabilities)                      1.0                   .9                  1.0                  1.0                 .8
Working capital ratio
  (Current assets/current
   liabilities)                      1.9                  1.8                  1.9                  1.9                1.7
Inventory turnover
  (Direct product
   costs/average
   inventories)                      3.5                  3.2                  3.3                  3.5                3.1
Debt to total
 capitalization ratio
  (Debt, non-current/debt,
   non-current plus
   shareholders' equity)            31.9%                20.3%                26.8%                34.2%               6.4%
Return on beginning
 shareholders' equity
  (Net income/beginning
   shareholders' equity)             9.4%                 9.6%                16.8%                17.1%              10.7%

* Prior year amounts restated to conform with classifications adopted in fiscal 1995.

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

Item 7.


                          Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations



COMPARISON OF 1995 WITH 1994
- ----------------------------

The Company operates principally in one business segment: selling prerecorded music, video, book and personal computer software products primarily to mass merchants, and also to specialty chain stores, drugstores and supermarkets.

Net sales for fiscal 1995 were $1.23 billion versus $1.07 billion last year, an increase of $159.5 million or 15%.


MUSIC - Sales for fiscal 1995 were $653.4 million, compared to $571.6 million in fiscal 1994, an increase of $81.8 million or 14%. This increase in music sales resulted generally from an overall improvement in product quality and depth, as well as a high level of promotional and display activity. The growth in music sales was also driven by the continuing increase in compact disc ("CD") sales as a percentage of the Company's total music sales mix.

According to the Recording Industry Association of America ("RIAA"), a music industry trade association, industry-wide CD shipments at list price were expected to reach 71% of total music shipments for calendar 1994. Handleman's CD sales for fiscal 1995 were $364.7 million or 56% of its music sales, up from $278.1 million or 49% of its music sales in fiscal 1994. As CD hardware continues to be purchased by middle-income Americans, who tend to be shoppers at mass merchant outlets (the Company's primary customers), Handleman's CD sales mix is expected to continue to approach the industry level. The installed base of CD players had grown to 44% of U.S. households by the end of calendar 1994.

Music sales are driven by a continuous supply of releases from popular artists, as well as emerging new artists. Below is a summary of Handleman's music sales by genre, as a percent of total music sales dollars.



                              Music Sales by Genre
                                   Year Ended

                                             April           April
                                              1995            1994
                                             ------          ------
          Rock                                  36%             36%
          Country                               23              23
          Budget                                17              18
          Soul                                   7               7
          Other                                 17              16
                                              ----            ----
                                               100%            100%


Country music continues to be popular. Mass merchant stores serviced by Handleman sell more country music as a percentage of total music volume than do specialty music stores. Rock music continues to be the largest sales category for both Handleman and the music industry.

A statistical overview of the U.S. music industry as contained in the RIAA 1994 Annual Report showed that music buyers are continuing to spend more at alternative outlets, which include mass merchant and discount stores, than in past years. The alternative outlet share of music sales increased to 27% in 1994, from 16% in 1989. During the same time period, the specialty music store market share decreased from 72% to 53%.

Veronis, Suhler & Associates ("Veronis"), an entertainment industry investment banker, forecasted in July 1994 that the U.S. music market will register sales growth at an 8.2% compounded annual rate through 1998.

VIDEO - Sales for fiscal 1995 were $461.6 million, compared with $389.5 million in fiscal 1994, a $72.1 million or 19% increase. The improvement in video sales resulted from sales of hit video product.

The continual release of movie box office hits builds consumer awareness of for-sale videos, which drives sales not only for those titles but for other videos as well. Movie studios are increasingly willing to by-pass the rental market as the first window of opportunity for a title, and are continuing the trend of scheduling major titles for release throughout the year, instead of only at the Christmas selling season. The increased sales of hit-video titles, however, does negatively impact gross profit margin percentages since such items are typically discounted.

The continued penetration of video cassette recorders ("VCR") into U.S. households has helped increase sell-through video revenue. The VCR's penetration into U.S. households reached an estimated 85% in 1994; additionally, more than 20% of households with a VCR now own a second VCR. Much of this growth has been due to the steady decline of VCR prices. In 1979, the average price of a VCR was approximately $1,200. According to the Electronics Industries Association ("EIA"), the average retail price of a VCR dropped to $294 by 1987 and to $220 by 1994. Although growth is predictably slowing, Veronis forecasts that an installed base of 90% of U.S. households should be achieved by 1998. This penetration level represents a base capable of supporting expansion of the home video market through the 1990's.

According to Veronis, video industry retail sales are projected to be $6.8 billion by 1998, compared to $5.0 billion in 1994, an 8% compounded growth rate.

The Company has been advised by a major customer that it will begin to purchase a substantial portion of its video product directly from the manufacturers.
Net video sales to this customer were $75.7 million and $57.5 million in fiscal 1994 and fiscal 1995, respectively. The Company expects that this downward trend in video sales to this customer will accelerate in fiscal 1996.


BOOK - Sales for fiscal 1995 were $57.6 million versus $66.1 million in fiscal 1994, a decrease of $8.5 million or 13%. The decrease in sales of book product was the result of lower shipments to certain of the Company's major customers.

Industry sales of consumer books grew an estimated 6.2% to $15.2 billion, at retail, in 1994. According to Veronis, sales of consumer books are projected to grow at a 7.4% compounded annual rate to $20.4 billion, at retail, by 1998.


PERSONAL COMPUTER SOFTWARE - Sales increased 36% in fiscal 1995 to $53.5 million, from $39.4 million last year, principally due to expansion of the software customer base. Many customers of Handleman have opened or expanded personal computer software departments within their stores.

Personal computers ("PCs") continue to gain acceptance in U.S. households. According to the EIA, the installed base of computers has increased from 7% in 1983 to 33% of households at the end of 1994. The installed base is expected to increase to 40% by 1995. One of the factors helping propel PC sales has been a steady decrease in PC unit prices. The retail price of a PC is now in the price range where a typical mass merchant shopper is able to purchase a PC. This should spur sales of software products at mass merchant outlets. Handleman is expected to benefit as more middle-income Americans, the typical shoppers at stores supplied by Handleman, purchase computers.

Another factor influencing software sales is a decline in retail prices due to strong competition among software companies trying to capture market share in their respective categories. For example, retail prices for many productivity software packages have fallen from an introductory price of $300-$500 to less than $100. This trend should benefit mass merchants, as their shoppers are more likely to purchase lower-priced software.

According to the computer research firm Dataquest, it is projected that mass market retailers will emerge as the largest distribution channel for personal computer software over the next two years.

OTHER DATA - The gross profit margin percentage for fiscal year 1995 was 22.7%, compared to 23.4% in fiscal year 1994. The decrease in gross profit margin percentage was primarily due to increased sales of low-margin mega-hit video product and a shift in music sales to CDs which earn a lower gross profit margin percentage than cassettes. As a result of CD unit sales prices, however, being greater than cassette unit sales prices, gross profit dollars per CD unit sold are higher than gross profit dollars per cassette unit sold.

Selling, general and administrative expenses for fiscal year 1995 were $212.1 million or 17.3% of net sales versus $187.7 million or 17.6% for fiscal year 1994. The increase in selling, general and administrative expense dollars was principally due to the higher sales level.

On March 9, 1995, the Company announced a facility realignment involving its second high-technology Automated Distribution Center ("ADC"), to be located in the Midwest, which will be opening in the first calendar quarter of 1996. The Company recorded a $5.5 million pre-tax provision ($.10 per share after tax) against fourth quarter fiscal 1995 results related to costs associated with the transition from the current Midwestern distribution structure to this regional ADC operation. The charge was principally related to estimated losses on the sales of buildings currently used as distribution facilities in the Midwest.
The Company recorded a $2.0 million pre-tax provision ($.03 per share after tax) against fourth quarter fiscal 1994 results in connection with realigning its Western region into the first ADC. The implementation of the ADCs will reduce operating costs and decrease inventory levels, while improving the Company's speed and reliability in supplying products to its customers.

Depending on the success of the first two ADCs, the Company will consider opening a third ADC to service the Eastern region.

Net interest expense for fiscal 1995 was $8.0 million, compared to $6.2 million in fiscal 1994. The increase was primarily due to higher interest rates and higher borrowing levels in fiscal 1995 compared to fiscal 1994.

Net income for fiscal 1995 was $28.0 million or $.84 per share, compared to $27.7 million or $.83 per share in fiscal 1994.


COMPARISON OF 1994 WITH 1993
- ----------------------------
Net sales for fiscal 1994 were $1.07 billion versus $1.12 billion for fiscal 1993, a decrease of $55.1 million or 5%.


MUSIC - Sales for fiscal 1994 were $571.6 million, compared to $626.9 million in fiscal 1993, a decrease of $55.3 million or 9%. The decline in sales of music product was primarily attributable to two factors. First was the impact of customer inventory concerns, which resulted in reduced sales volume and increased merchandise returns. The second factor was a reduction in the number of departments serviced.

According to the RIAA, industry-wide CD shipments at list price reached 65% of total music revenue in calendar 1993. Handleman's CD sales for fiscal 1994 were $278.1 million, or 49% of its music sales. In fiscal 1993, CD's accounted for 46% of Handleman's music sales.


VIDEO - Sales for fiscal 1994 were $389.5 million, compared to $378.6 million in fiscal 1993, a $10.9 million or 3% increase.


BOOK - Sales for fiscal year 1994 were $66.1 million, compared to $70.9 million last year, a decrease of $4.8 million or 7%. This decrease was primarily due to a reduction in the number of departments supplied.


PERSONAL COMPUTER SOFTWARE - Sales for fiscal 1994 were $39.4 million, compared to $45.3 million for fiscal 1993, a decrease of $5.9 million or 13%. The decline in sales was primarily due to the loss of two customers in the third quarter of fiscal 1994, who switched to suppliers that do not provide in-store service.

OTHER DATA - The gross profit margin percentage for fiscal year 1994 was 23.4%, compared to 24.8% for fiscal year 1993. The reduction in gross profit margin percentage was primarily due to an increase in mega-hit video sales, which carry lower gross profit margins than other products, and a decrease in music gross profit margin partially attributable to a decline in sales of high margin budget products and to an increasing percentage of sales of CDs.

Selling, general and administrative expenses for fiscal year 1994 declined to $187.7 million (17.6% of net sales), from $191.9 million (17.1% of net sales) last year. The decrease in selling, general and administrative expense dollars was primarily due to cost reductions initiated by Company management and the lower sales volume. Except for the first quarter of fiscal 1994, selling, general and administrative expenses, as a percent of net sales, were lower in each fiscal quarter compared to the corresponding quarter in fiscal 1993.

The Company recorded a $2.0 million pre-tax charge ($.03 per share after tax) against fourth quarter fiscal 1994 results related to costs associated with the transition from the current distribution structure to the first planned ADC. This charge included costs for disposal of certain facilities as well as relocation expenses and certain compensation costs.

Net interest expense for fiscal 1994 was $6.2 million, compared to $6.7 million in fiscal 1993. The decline in net interest expense was primarily the result of lower interest rates in fiscal 1994 compared to fiscal 1993.

Net income for fiscal 1994 was $27.7 million or $.83 per share, compared to $43.7 million or $1.32 per share for fiscal 1993. The reduction in net income was primarily attributable to the reduction in sales and the decrease in gross profit margin percentage.


LIQUIDITY AND CAPITAL RESOURCES - Working capital at April 29, 1995 was $271 million, compared to $216 million at April 30, 1994, an increase of $55 million or 25%. The increase in working capital resulted primarily from using long-term debt to replace $31 million of senior notes classified as current liabilities as of April 30, 1994. The working capital ratio was 1.9 to 1 at April 29, 1995 and
1.8 to 1 at April 30, 1994. For fiscal 1995, net cash provided from operating activities primarily resulted from net income and non-cash charges for depreciation, amortization and recoupment. The increase in merchandise inventories was funded primarily by a corresponding increase in accounts payable.

The Company's capital assets consist primarily of display fixtures and facilities. The Company also acquires licenses for video, music and software products which it distributes. Purchases of these assets are expected to be funded primarily by cash flows from operations. Cash used for the acquisition of Madacy Music Group, Inc. was substantially provided from financing activities.

On November 21, 1994, the Company announced that it had placed $100 million of senior notes with a group of six insurance companies. Proceeds are being used to refinance floating rate bank indebtedness and for corporate growth purposes. The principal amount of $100 million is broken into three tranches of $20 million, $55 million and $25 million, with average maturities of three years, five years and seven years, respectively. Interest rates are 7.81% for the first tranche, 8.26% for the second tranche and 8.59% for the third tranche. The Company received $55 million of such proceeds in November 1994, $25 million in February 1995, and the remaining $20 million in April 1995.

In July 1994, the Company replaced its $147 million revolving credit agreement with a five year, $250 million unsecured revolving credit agreement entered into with a group of banks. Under the new agreement, the Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR". During the first three years of the agreement, the Company may elect to enter into term loans with maturities not to exceed five years in length and having a final maturity not later than July 12, 2001. Interest on these term loans will be based upon a pre-determined formula. The agreement also provides for issuance of standby letters of credit for maturities not to exceed one year. As a result of placement of the $100 million in senior notes in November 1994, the revolving credit agreement was reduced to $145 million.


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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and supplementary data are filed as a part of this report:



Report of Independent Accountants

Consolidated Balance Sheet at April 29, 1995, April 30, 1994 and May 1, 1993.

Consolidated Statement of Income - Years Ended April 29, 1995, April 30, 1994 and May 1, 1993.

Consolidated Statement of Shareholders' Equity - Years Ended April 29, 1995, April 30, 1994 and May 1, 1993.

Consolidated Statement of Cash Flows - Years Ended April 29, 1995, April 30, 1994 and May 1, 1993.

Notes to Consolidated Financial Statements

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Handleman Company:



We have audited the consolidated financial statements and the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K of Handleman Company and Subsidiaries. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Handleman Company and Subsidiaries as of April 29, 1995, April 30, 1994 and May 1, 1993 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.


Detroit, Michigan
June 7, 1995

                               HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                 APRIL 29, 1995, APRIL 30, 1994 AND MAY 1, 1993
                    (amounts in thousands except share data)
                                ----------------



ASSETS                                                 1995       1994       1993
- ------                                               ---------  ---------  ---------

Current assets:
  Cash and cash equivalents                          $ 24,392   $ 10,568   $ 57,306
  Accounts receivable, less allowance of
     $24,053 in 1995, $19,613 in 1994 and
     $21,184 in 1993 for gross profit impact
     of future returns                                258,651    227,278    200,013
  Merchandise inventories                             276,109    234,594    241,502
  Other current assets                                  1,779      4,936      2,231
                                                     --------   --------   --------
     Total current assets                             560,931    477,376    501,052
Property and equipment, net                           124,772    112,027    112,829
Other assets, net of allowances                        68,373     51,595     45,195
                                                     --------   --------   --------

     Total assets                                    $754,076   $640,998   $659,076
                                                     ========   ========   ========


LIABILITIES
- -----------

Current liabilities:
  Accounts payable                                   $243,138   $197,676   $200,394
  Debt, current                                            --     32,200     17,860
  Income taxes, currently payable                       2,702      3,677      7,124
  Accrued and other liabilities                        44,121     27,674     34,345
                                                     --------   --------   --------
     Total current liabilities                        289,961    261,227    259,723
Debt, non-current                                     146,200     76,364    105,702
Deferred income taxes                                   6,263      3,914      4,951


SHAREHOLDERS' EQUITY
- --------------------

Preferred stock, par value $1.00; 1,000,000
  shares authorized; none issued                           --         --         --
Common stock, $.01 par value; 60,000,000
  shares authorized; 33,533,000, 33,411,000
  and 33,218,000 shares issued in 1995,
  1994 and 1993                                           335        334        332
Paid-in capital                                        33,188     31,900     29,136
Foreign currency translation adjustment and other      (8,130)    (5,732)      (804)
Retained earnings                                     286,259    272,991    260,036
                                                     --------   --------   --------

     Total shareholders' equity                       311,652    299,493    288,700
                                                     --------   --------   --------

     Total liabilities and shareholders' equity      $754,076   $640,998   $659,076
                                                     ========   ========   ========




   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
           YEARS ENDED APRIL 29, 1995, APRIL 30, 1994 AND MAY 1, 1993
                  (amounts in thousands except per share data)
                               ------------------



                                                   1995        1994        1993
                                                  ------      ------      ------

Net sales                                       $1,226,062  $1,066,566  $1,121,705

Direct product costs                               947,598     817,517     843,546
                                                ----------  ----------  ----------

  Gross profit                                     278,464     249,049     278,159

Selling, general and administrative expenses       212,094     187,663     191,882

Provision for facility realignment                   5,500       2,000          --

Amortization of acquisition costs                    7,014       7,536       8,679

Interest expense, net                                8,024       6,211       6,713
                                                ----------  ----------  ----------

  Income before income taxes                        45,832      45,639      70,885

Income taxes                                        17,809      17,983      27,142
                                                ----------  ----------  ----------

  Net income                                    $   28,023  $   27,656  $   43,743
                                                ==========  ==========  ==========

Earnings per average common share outstanding
 during the year                                $      .84  $      .83  $     1.32
                                                ==========  ==========  ==========


Average number of common shares outstanding
 during the year                                    33,518      33,389      33,229
                                                ==========  ==========  ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           YEARS ENDED APRIL 29, 1995, APRIL 30, 1994 AND MAY 1, 1993
                  (amounts in thousands except per share data)
                                ----------------





                                                                  Foreign
                                      Common Stock                Currency
                                    ----------------            Translation                 Total
                                    Shares            Paid-In    Adjustment   Retained   Shareholders'
                                    Issued   Amount   Capital    and Other    Earnings      Equity
                                    -------  -------  --------  ------------  ---------  --------------
May 2, 1992                         33,276     $333   $29,870      $   776     $229,882     $260,861

Equity adjustment,
  foreign currency
  translation                                                       (1,580)                   (1,580)
Net income                                                                       43,743       43,743
Cash dividends, $.41
  per share                                                                     (13,589)     (13,589)
Other, net                             (58)      (1)     (734)                                  (735)
                                    ------     ----   -------      -------     --------     --------

May 1, 1993                         33,218      332    29,136         (804)     260,036      288,700

Equity adjustment,
  foreign currency
  translation                                                       (2,197)                   (2,197)
Net income                                                                       27,656       27,656
Cash dividends, $.44
  per share                                                                     (14,701)     (14,701)
Common stock issued for employee
  benefit plans and other              193        2     2,764       (2,731)                       35
                                    ------     ----   -------      -------     --------     --------

April 30, 1994                      33,411      334    31,900       (5,732)     272,991      299,493


Equity adjustment,
  foreign currency
  translation                                                       (1,447)                   (1,447)
Net income                                                                       28,023       28,023
Cash dividends, $.44
  per share                                                                     (14,755)     (14,755)
Common stock issued for employee
  benefit plans and other              122        1     1,288         (951)                      338
                                    ------     ----   -------      -------     --------     --------

April 29, 1995                      33,533     $335   $33,188      $(8,130)    $286,259     $311,652
                                    ======     ====   =======      =======     ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           YEARS ENDED APRIL 29, 1995, APRIL 30, 1994 AND MAY 1, 1993
                             (amounts in thousands)
                                ----------------


                                                           1995          1994         1993
                                                       ------------  ------------  ----------
Cash flows from operating activities:
  Net income                                           $    28,023   $    27,656   $  43,743
                                                       -----------   -----------   ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                            24,787        24,189      21,722
    Amortization of acquisition costs                        7,014         7,536       8,679
    Recoupment of license advances                          10,057         4,915       3,219
    (Increase) decrease in assets from
          operating activities:
        Accounts receivable                                (17,122)      (27,265)     15,381
        Merchandise inventories                            (35,194)        6,908      (1,133)
        Other assets                                            16          (706)        323
    Increase (decrease) in liabilities from
          operating activities:
        Accounts payable                                    39,432        (2,718)    (13,418)
        Income taxes, currently payable                     (2,030)       (3,447)     (2,269)
        Deferred income taxes                                2,349        (3,272)      3,923
        Accrued and other liabilities                        6,266        (4,036)        514
                                                       -----------   -----------   ---------

        Total adjustments                                   35,575         2,104      36,941
                                                       -----------   -----------   ---------

        Net cash provided from operating activities         63,598        29,760      80,684
                                                       -----------   -----------   ---------

Cash flows from investing activities:
  Additions to property and equipment                      (40,675)      (28,737)    (33,391)
  Retirements of property and equipment                      3,142         2,826       5,724
  License advances                                         (11,343)      (18,726)     (2,394)
  Acquisition of Madacy Music Group, Inc.                  (22,670)           --          --
                                                       -----------   -----------   ---------

        Net cash used by investing activities              (71,546)      (44,637)    (30,061)
                                                       -----------   -----------   ---------

Cash flows from financing activities:
  Issuances of debt                                      1,680,200       993,890     640,300
  Payments of debt                                      (1,642,564)   (1,008,888)   (652,488)
  Cash dividends                                           (14,755)      (14,701)    (13,589)
  Other changes in shareholders' equity, net                (1,109)      ( 2,162)     (2,315)
                                                       -----------   -----------   ---------

        Net cash provided from (used by)
          financing activities                              21,772       (31,861)    (28,092)
                                                       -----------   -----------   ---------
        Net increase (decrease) in cash and
          cash equivalents                                  13,824       (46,738)     22,531
        Cash and cash equivalents at
          beginning of year                                 10,568        57,306      34,775
                                                       -----------   -----------   ---------
        Cash and cash equivalents at
          end of year                                  $    24,392   $    10,568   $  57,306
                                                       ===========   ===========   =========


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

    Annual Closing Date

    The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 1995, 1994 and 1993 consisted of 52 weeks.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its domestic, Canadian and Mexican subsidiaries, where the Company has voting or contractual control. All material intercompany accounts and transactions have been eliminated.

    Foreign Currency Translation

    The Company utilizes the policies outlined in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", to convert the balance sheet and operations of its Canadian and Mexican subsidiaries to United States dollars.

    Recognition of Revenue and Future Returns

    Revenues are recognized upon shipment of the merchandise. The Company reduces gross sales and cost of sales for expected returns at the time the merchandise is sold.


    Pension Plan

    The Company has a noncontributory defined benefit pension plan covering substantially all hourly and salaried employees. Pension benefits are generally based upon length of service and average annual compensation for the five highest years of compensation in the last 10 years of employment. Net periodic pension cost is accrued on a current basis, and funded as permitted or required by applicable regulations.

    Inventory Valuation

    Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $19,299,000, $16,289,000 and $17,618,000 were incurred during the years ended April 29, 1995, April 30, 1994 and May 1, 1993, respectively. Merchandise inventories as of April 29, 1995, April 30, 1994 and May 1, 1993 include $3,554,000, $3,621,000, and $3,503,000, respectively, of such costs.


    Property and Equipment

    Property and equipment is recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the consolidated statement of income for the period. Repair costs are charged to expense as incurred.

                                ----------------



1.  Accounting Policies:  (continued)
    -------------------


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


    Licenses

    The Company acquires video and audio licenses giving it exclusive rights to manufacture and distribute certain prerecorded video and audio products. The licenses are included in other assets in the consolidated balance sheet and are amortized over a period which is the lesser of the term of the license agreement or its expected useful life. As of April 29, 1995, April 30, 1994 and May 1, 1993, licenses, net of amortization, amounted to $22,571,000, $21,285,000, and $7,474,000, respectively.

    Intangible Assets

    Intangible assets, included in other assets in the consolidated balance sheet, consist of excess cost over net assets of businesses acquired and non-competition and other ancillary agreements. These assets are amortized using the straight-line method over periods predominantly ranging from 5 to 15 years. As of April 29, 1995, the weighted average period remaining to be amortized was approximately 11 years.

    Cash Flows

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Financial Instruments

    The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under Statement of Financial Accounting Standards No. 107. The Company estimates that fair values generally approximated carrying values at April 29, 1995 and April 30, 1994. Fair values have been determined through information obtained from market sources and management estimates.


    Reclassifications

    Certain 1994 and 1993 amounts have been reclassified to conform with presentations adopted in 1995.

                                ----------------



2.  Acquisition of Business:
    -----------------------

    Effective January 1, 1995, two majority-owned subsidiaries of the Company acquired the assets of Madacy Music Group, Inc. The aggregate cash consideration paid for the assets approximated $22,670,000, including certain transaction costs. The acquisition has been accounted for as a purchase transaction and, accordingly, the purchase price was allocated to assets and liabilities based on estimated fair values as of the acquisition date. The excess of the consideration paid over the estimated fair values of net assets acquired of approximately $20,000,000 is being amortized on the straight-line basis over 15 years.

    The following unaudited proforma results of operations for the years ended April 29, 1995 and April 30, 1994 assume the acquisition occurred as of the beginning of the respective periods after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt and related income tax effects. The proforma results have been prepared for informational purposes only and do not purport to indicate the results of operations which would have actually occurred had the combination been in effect on the dates indicated, or which may occur in the future.

                                     Fiscal          Fiscal
                                      1995            1994
                                 --------------  --------------
    Net sales                    $1,249,777,000  $1,091,968,000
    Net income                       29,677,000      29,612,000
    Earnings per common share               .89             .89


3.  Sales and Accounts Receivable:
    -----------------------------

    The Company's customers are comprised mainly of mass merchant retail chains located in the United States, Canada and Mexico. For the years ended
    April 29, 1995, April 30, 1994 and May 1, 1993, one customer accounted for approximately 40 percent, 41 percent and 38 percent of the Company's net sales, and a second customer accounted for approximately 25 percent, 26 percent and 24 percent of the Company's net sales, respectively. Collectively, these customers accounted for approximately 57 percent, 69 percent and 54 percent of accounts receivable at April 29, 1995, April 30, 1994 and May 1, 1993, respectively.


4.  Provision for Facility Realignment
    ----------------------------------

    The Company is realigning its operations by replacing existing distribution centers with new automated distribution centers (ADCs). The Company recorded a $5,500,000 pre-tax charge against fourth quarter fiscal 1995 results related to costs associated with the transition from the current distribution structure to an ADC in its Midwestern region. This charge included costs for disposal of certain existing facilities and certain compensation costs. The Company recognized a $2,000,000 pre-tax charge in the fourth quarter of fiscal 1994 related to realigning its Western region.

                                ----------------


5.  Pension Plan:
    ------------

    The Handleman Company Pension Plan's funded status, the components of net pension expense, and the amount which is recorded in the Company's consolidated balance sheet at April 29, 1995, April 30, 1994 and May 1, 1993 are as follows:


                                                           1995          1994          1993
                                                       ------------  ------------  ------------

    Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including
        vested benefits of $12,057,000,
        $10,352,000, and $9,266,000 in 1995,
        1994 and 1993, respectively                    $12,835,000   $11,012,000   $ 9,734,000
                                                       -----------   -----------   -----------

      Projected benefit obligation                     $15,648,000   $13,401,000   $11,603,000
    Plan assets at fair value                           13,102,000    12,781,000    12,967,000
                                                       -----------   -----------   -----------
    Projected benefit obligation (in excess of)
      less than plan assets                             (2,546,000)     (620,000)    1,364,000
    Unrecognized net loss (gain) from past
      experience different from that assumed             1,450,000       389,000    (1,112,000)
    Unrecognized net gain from excess funding,
      being amortized over eighteen years
      beginning April 28, 1985                            (966,000)   (1,085,000)   (1,204,000)
    Unrecognized prior service cost                        268,000       280,000       413,000
                                                       -----------   -----------   -----------
    Accrued pension liability included in
      other liabilities                                $(1,794,000)  $(1,036,000)  $  (539,000)
                                                       ===========   ===========   ===========


    A weighted average discount rate of 8.0 percent, and a rate of increase in future compensation levels of 5.0 percent were used for all periods in determining the actuarial present value of the projected benefit obligation.

                                         1995         1994         1993
                                        ------       ------       ------
    Net pension expense included the
      following components:
    Service cost                     $   797,000   $ 724,000   $   601,000
    Interest cost                      1,132,000     978,000       840,000
    Actual return on plan assets      (1,031,000)   (580,000)   (1,524,000)
    Net amortization and deferral       (140,000)   (625,000)      391,000
                                     -----------   ---------   -----------

          Net pension expense        $   758,000   $ 497,000   $   308,000
                                     ===========   =========   ===========

    The expected long-term rate of return on assets was 8.5 percent for all years. The assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee and common stock of the Company.

                                ----------------



6.  Debt:
    ----

    In July 1994, the Company entered into a contractually committed, five-year, $250,000,000 credit agreement with a consortium of banks. This replaced a $147,000,000 credit agreement which was scheduled to expire in June 1995. Subsequently, the credit agreement was decreased to $145,000,000. Under the new agreement, the Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR". During the first three years of the agreement, the Company may elect to enter into term loans with maturities not to exceed five years in length and having a final maturity not later than July 12, 2001. Interest on these term loans will be based upon a pre-determined formula. As of April 29, 1995, $40,000,000 was outstanding under the credit agreement, at interest rates ranging from 6.31% to 6.39%. As the Company intends to extend the maturities of the outstanding balance beyond one year, and has the ability to do so, the debt has been classified as non-current. Borrowings outstanding will be due on the termination date of the agreement.

    In November 1994, the Company entered into a $100,000,000 senior note agreement with a group of insurance companies. These notes bear interest at rates of 7.81% to 8.59% with average maturities ranging from three to seven years. The Company used the proceeds to refinance floating rate bank indebtedness and for other corporate purposes.

    Scheduled maturities for the senior note, credit agreement, and Economic Development Corporation (EDC) limited obligation revenue bonds are as follows:


                      1997....................  $ 8,000,000
                      1998....................  $15,000,000
                      1999....................  $58,571,000
                      2000....................  $18,571,000
                      After 2000..............  $46,058,000

    The EDC bonds, senior note and the credit agreement all contain certain restrictions, relating to, among others, working capital, debt and net worth. The EDC bonds are collateralized by land, buildings and equipment with an aggregate net book value of approximately $7,032,000 at April 29, 1995.

    Interest expense for the years ended April 29, 1995, April 30, 1994 and
    May 1, 1993, was $9,136,000, 7,029,000 and $8,004,000, respectively.
    Interest paid for the years ended April 29, 1995, April 30, 1994 and May 1, 1993 was $8,004,000, $7,262,000 and $8,514,000, respectively.

                                _______________


7.  Income Taxes:
    ------------

    The domestic and foreign components of income before income taxes for the years ended April 29, 1995, April 30, 1994 and May 1, 1993 are as follows:

                                     1995           1994         1993
                                  -----------   ------------  -----------
    Domestic                      $43,723,000   $46,426,000   $67,803,000
    Foreign                         2,109,000      (787,000)    3,082,000
                                  -----------   -----------   -----------
    Income before income taxes    $45,832,000   $45,639,000   $70,885,000
                                  ===========   ===========   ===========

    Provisions for income taxes for the years ended April 29, 1995, April 30, 1994 and May 1, 1993 consist of the following:

                                     1995          1994          1993
                                  -----------   -----------   -----------
    Currently payable:
      Federal                     $14,738,000   $17,749,000   $18,739,000
      Foreign                         475,000       249,000     1,174,000
      State and other               2,882,000     3,257,000     3,306,000

    Deferred, net:
      Federal                        (390,000)   (2,418,000)    3,015,000
      Foreign, state and other        104,000      (854,000)      908,000
                                  -----------   -----------   -----------
                                  $17,809,000   $17,983,000   $27,142,000
                                  ===========   ===========   ===========

    The following table provides a reconciliation of the Company's effective income tax rate to the statutory federal income tax rate:

                                                  Percent of Income
                                                  -----------------
                                       1995              1994              1993
                                       ----              ----              ----

       Federal statutory rate          35.0%             35.0%             34.0%
       State and local income taxes     4.3               4.3               3.8
       Other                            (.4)               .1                .5
                                       ----              ----              ----

             Effective tax rate        38.9%             39.4%             38.3%
                                       ====              ====              ====

    Items that gave rise to significant portions of the deferred tax accounts at April 29, 1995, April 30, 1994 and May 1, 1993 are as follows:

                                    April 29, 1995               April 30, 1994                 May 1, 1993
                              --------------------------   ---------------------------  ----------------------------
                              Deferred Tax  Deferred Tax   Deferred Tax   Deferred Tax  Deferred Tax   Deferred Tax
                                 Assets     Liabilities       Assets      Liabilities      Assets      Liabilities
    ----------------------------------------------------------------------------------------------------------------
    Allowances                $ 4,732,000    $ 2,972,000    $2,196,000    $ 3,794,000    $1,188,000    $ 7,972,000
    Employee benefits           1,810,000        370,000     1,524,000        369,000     1,008,000        432,000
    Property and equipment        856,000      7,459,000     1,054,000      5,708,000       490,000      5,757,000
    Inventories                   342,000      4,861,000       277,000      3,512,000       217,000        127,000
    Other                         176,000         57,000       319,000         76,000       257,000        233,000
                              -----------    -----------    ----------    -----------    ----------    -----------

                              $ 7,916,000    $15,719,000    $5,370,000    $13,459,000    $3,160,000    $14,521,000
                              ===========    ===========    ==========    ===========    ==========    ===========

    The undistributed earnings of the foreign subsidiaries for which no U.S. federal income tax liabilities have been recorded were $24,070,000 at April 29, 1995. The Company intends to reinvest indefinitely the undistributed earnings of its foreign subsidiaries. Due to the availability of foreign tax credits, no significant U.S. federal income tax liabilities are expected to result if such earnings were distributed.

    Income taxes paid in 1995, 1994 and 1993 were approximately $19,569,000, $25,204,000 and $26,095,000, respectively.

                                  ----------

8.  Property and Equipment:
    -----------------------

    Property and equipment consists of the following:

                                          1995          1994          1993
                                      ------------  ------------  ------------
    Land                              $  6,741,000  $  7,176,000  $  8,044,000
    Buildings and improvements          42,312,000    44,056,000    43,417,000
    Display fixtures                   101,051,000    87,538,000    77,217,000
    Equipment, furniture and other      58,412,000    40,940,000    39,735,000
    Leasehold improvements               3,101,000     2,802,000     2,848,000
                                      ------------  ------------  ------------
                                       211,617,000   182,512,000   171,261,000
    Less accumulated depreciation
     and amortization                   86,845,000    70,485,000    58,432,000
                                      ------------  ------------  ------------

                                      $124,772,000  $112,027,000  $112,829,000
                                      ============  ============  ============

9.  Stock Plans:
    ------------

    The Company's shareholders approved the adoption of the Handleman Company 1992 Performance Incentive Plan (the "Plan"), which authorizes the granting of stock options, stock appreciation rights and restricted stock. At any given time, the maximum number of shares of stock which may be issued pursuant to restricted stock awards or granted pursuant to stock options or stock appreciation rights shall not exceed 5% of the number of shares of the Company's common stock outstanding as of the immediately preceding fiscal year end, less restricted stock, options and awards issued or granted under the Plan since adoption in September 1992. As of April 29, 1995, 1,033,010 shares of the Company's stock are available for use under the Plan.

    Pursuant to the restricted stock provisions of the Plan, the Company issued, net of forfeitures, 120,908 shares of common stock during the year ended April 29, 1995. These restricted shares are held in the custody of the Company and vest only if specified performance goals are achieved. These shares are treated as outstanding for purpose of calculating earnings per share and payment of dividends. If the minimum performance goals under which an award is issued are not satisfied, the shares are forfeited. If performance goals are exceeded, a maximum of 95,538 additional shares can be issued. The number of shares which may vest will be prorated to the extent actual results are between minimum and maximum performance goals. Compensation expense for restricted stock was $150,000 in 1995. The Company did not record any compensation expense related to the restricted stock in 1994 because minimum performance goals were not achieved.

    Information with respect to options outstanding under the previous and current stock option plans for the years ended May 1, 1993, April 30, 1994 and April 29, 1995 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

                                             Number                 Option
                                           Of Shares              Price Range
                                           ---------              ------------
         Balance, May 2, 1992                851,395            $ 6.29 - $22.17
         Granted                             201,111             13.63 -  15.25
         Terminated                          (28,300)            11.75 -  21.83
         Exercised                           (11,736)            11.92 -  12.75
                                           ---------            ---------------

         Balance, May 1, 1993              1,012,470              6.29 -  22.17
         Granted                             258,509             13.75 -  14.25
         Terminated                          (40,275)            11.75 -  21.83
         Exercised                           (13,250)             6.29 -  11.92
                                           ---------            ---------------

         Balance, April 30, 1994           1,217,454             11.75 -  22.17
         Granted                              86,650             10.44 -  14.25
         Terminated                          (93,825)            10.44 -  21.83
         Exercised                             - 0 -               --       --
                                           ---------            ---------------

         Balance, April 29, 1995           1,210,279            $10.44 - $22.17
                                           =========            ===============

         Number of shares exercisable
           at April 29, 1995                 876,879
                                           =========

                               ----------------



10. Quarterly Financial Summary (Unaudited):
    ---------------------------------------
    (amounts in thousands except per share data)

                                               FOR THE THREE MONTHS ENDED
                                               --------------------------


                                        July 30,   Oct. 29,   Jan. 31,  April 29,
    Fiscal Year 1995                      1994       1994       1995      1995
    ----------------                   ---------   --------  ---------  ----------
    Net sales                           $212,464   $347,160   $362,911   $303,527
    Gross profit                          51,016     80,232     82,087     65,129
    Income before income taxes             1,464     25,210     18,894        264
    Net income                               901     15,480     11,096        546
    Earnings per share                       .03        .46        .33        .02*
    Dividends per share                      .11        .11        .11        .11



                                         July 31,  Oct. 30,   Jan. 31,  April 30,
    Fiscal Year 1994                        1993       1993       1994       1994
    ----------------                    ---------  ---------  --------- ----------

    Net sales                           $193,995   $322,465   $300,027   $250,079
    Gross profit                          45,459     77,425     68,616     57,549
    Income (loss) before income taxes     (4,568)    25,503     16,640      8,064
    Net income (loss)                     (2,768)    15,453     10,084      4,887
    Earnings (loss) per share               (.08)       .46        .30        .15*
    Dividends per share                      .11        .11        .11        .11



                                          Aug. 1,   Oct. 31,   Jan. 31,     May 1,
    Fiscal Year 1993                         1992       1992       1993       1993
    ----------------                    ---------  ---------  ---------  ---------

    Net sales                           $212,312   $321,852   $335,656   $251,885
    Gross profit                          56,042     75,164     81,518     65,435
    Income before income taxes             7,344     23,270     23,212     17,059
    Net income                             4,532     14,360     14,324     10,527
    Earnings per share                       .14        .43        .43        .32*
    Dividends per share                      .10        .10        .10        .11




  * Earnings per common share were improved by $.04, $.07 and $.06 for the fourth quarters of fiscal 1995, 1994 and 1993, respectively, resulting from various year-end adjustments to previous accrual estimates. Income before income taxes for the quarters ended April 29, 1995 and April 30, 1994 include the effect of pre-tax provisions for facility realignment of $5,500,000 ($.10 per share after tax) and $2,000,000 ($.03 per share after tax), respectively. See note 4 to the consolidated financial statements.

Item 9.                 DISAGREEMENTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

   Not applicable

                                   PART III.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 1995 Annual Meeting of Shareholders to be filed on or before August 25, 1995, and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND AGE                                   OFFICE AND YEAR FIRST ELECTED
- ----------------------------          ------------------------------------------------
Stephen Strome           50      (1)  President (1990), Chief Executive Officer (1991)
                                      and Director (1989)
Peter J. Cline           48      (2)  Executive Vice President/President of
                                      Distribution (1994)
Lawrence R. Hicks        50      (3)  Executive Vice President/Merchandising (1994)
Louis A. Kircos          41      (4)  Executive Vice President/Corporate Development
                                      and Subsidiaries (1994)
Richard J. Morris        49      (5)  Senior Vice President/Finance (1994), Secretary
                                      and Chief Financial Officer (1993)
Joseph R. Szmadzinski    45      (6)  Senior Vice President/Technology (1994)
Thomas C. Braum, Jr.     40      (7)  Vice President (1992) and Corporate
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

4. Louis A. Kircos was elected Senior Vice President - Corporate Development and Subsidiaries in March 1993, and Executive Vice President in April 1994. In July 1986, Mr. Kircos was elected Treasurer and Secretary, and served as Treasurer until February 1992, and as Secretary until August 1993. Mr. Kircos was elected Vice President--Finance in September 1987. In March 1990, Mr. Kircos was elected Senior Vice President - Finance.

5. Richard J. Morris has served as Vice President/Finance, Secretary and Chief Financial Officer since August 1993. In April 1994, Mr. Morris was elected Senior Vice President. Prior to joining Handleman Company, Mr. Morris was employed by PolyGram Holding, Inc., where he served as Senior Vice President, Finance from January 1983 until July 1993.

6. Joseph R. Szmadzinski has served as Senior Vice President/Technology since joining the Company in November 1994. Prior to joining Handleman Company, Mr. Szmadzinski was Chief Executive Officer of Edcor Data Services from September 1991 until November 1994. Previously, Mr. Szmadzinski was partner-in-charge of Coopers & Lybrand's midwestern information technology consulting group from 1987 until September 1991.

7. Thomas C. Braum, Jr. has served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

Item 11.                   EXECUTIVE COMPENSATION

  Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1995 Annual Meeting of Shareholders, to be filed on or before August 25, 1995 and such information is incorporated herein by reference.


Item 12.                SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1995 Annual Meeting of Shareholders, to be filed on or before August 25, 1995 and such information is incorporated herein by reference.


Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1995 Annual Meeting of Shareholders, to be filed on or before August 25, 1995 and such information is incorporated herein by reference.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


 (a) 1. The following financial statements and supplementary data are filed as a part of this report under Item 8.:

         Report of Independent Accountants

         Consolidated Balance Sheet at April 29, 1995, April 30, 1994 and May 1, 1993.


         Consolidated Statement of Income - Years Ended April 29, 1995,
                   April 30, 1994 and May 1, 1993.

         Consolidated Statement of Shareholders' Equity - Years Ended
                   April 29, 1995, April 30, 1994 and May 1, 1993.

         Consolidated Statement of Cash Flows - Years Ended April 29, 1995,
                   April 30, 1994 and May 1, 1993.

         Notes to Consolidated Financial Statements



     2.  Financial Statement Schedules


         II.  Valuation and Qualifying Accounts and Reserves


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

            The Credit Agreement among Handleman Company, Certain Banks And NBD Bank, N.A., As Agent dated June 24, 1991 was filed with the Form 10-K for the year ended May 2, 1992. This Credit Agreement was replaced by the Credit Agreement dated July 12, 1994 and filed as Exhibit A.

            The Note Agreement dated October 1, 1991 was filed with the Form 10-K for the year ended May 2, 1992. In accordance with the Note Agreement the final payment on the outstanding notes was paid on October 1, 1994.

            The Credit Agreement among Handleman Company, the Banks named therein and NBD Bank, N.A., as Agent, dated July 12, 1994 is filed as Exhibit A to this Form 10-K.

            The Note Agreement dated as of November 1, 1994 is filed as Exhibit B to this Form 10-K.

          S-K Item 601 (21) - Subsidiaries of the Registrant:

            Handleman Company of Canada, Limited, an Ontario Corporation Entertainment Zone, Inc., a Michigan Corporation
            Scorpio Productions, Inc., a Texas Corporation
            Hanley Advertising Company, a Michigan Corporation
            Softprime, Inc., a Michigan Corporation
            Rackjobbing, S.A. de C.V.
            Rackjobbing Services, S.A. de C.V.
            Michigan Property and Risk Management Company, a Michigan
             Corporation
            North Coast Entertainment, Inc., a Michigan Corporation
            Anchor Bay Entertainment, Inc., a Michigan Corporation (formerly
             Video Treasures, Inc.)
            Sellthrough Entertainment, Inc., a Michigan Corporation
            North Coast Entertainment, Ltd., a Canadian Corporation Sofsource, Inc., a Michigan Corporation
            Madacy Music Group, Inc., a Michigan Corporation
            Mediaphon, Gmbh, a German Corporation
            Madacy Music Group, Ltd., a Canadian Corporation
            American Sterling Corp., a Delaware Corporation

          S-K Item 601 (23) - Consent of Independent Accountants:
            Filed with this report.

   (b) During the last quarter of the period covered by this report, the Registrant filed a Form 8-K on February 9, 1995 and a Form 8-K/A, Amendment #1 on April 25, 1995, both related to the purchase of assets of Madacy Music Group, Inc. The Form 8-K/A, Amendment #1 included the following financial statements:

       . Consolidated financial statements of Madacy Music Group, Inc. for the year ended December 31, 1994, and

       . ProForma consolidated income statements of Handleman Company and Madacy Music Group for the nine months ended January 31, 1995 and the year ended April 30, 1994.



Note: The Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Handleman Company and Subsidiaries on Form S-3 (File Nos. 33-16553, 33-26456, 33-33797 and 33-42018) and Form S-8 (File Nos. 2-60162, 2-95421, 33-59100,
33-16637 and 33-69030) of our report dated June 7, 1995, on our audits of the consolidated financial statements and financial statement schedule of Handleman Company and Subsidiaries as of April 29, 1995, April 30, 1994 and May 1, 1993 and for the years then ended, which report is included in this Annual Report on Form 10-K.



Coopers & Lybrand L.L.P.



Detroit, Michigan
July 21, 1995

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED MAY 1, 1993, APRIL 30, 1994 AND APRIL 29, 1995



             COLUMN A                 COLUMN B     COLUMN C       COLUMN D        COLUMN E
- -----------------------------------  -----------  -----------  ---------------  -------------


                                                                Deductions:
                                     Balance at   Additions:    Adjustments
                                     Beginning    Charged to   of, or Charges    Balance at
            Description              Of Period     Expense      to, Reserve     end of Period
- -----------------------------------  -----------  -----------  ---------------  -------------

Year ended May 1, 1993:

     Accounts receivable,
     allowance for gross
     profit impact of future
     returns                         $19,523,000   $5,385,000       $3,724,000    $21,184,000
                                     ===========   ==========       ==========    ===========
     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $12,531,000   $  403,000       $1,007,000    $11,927,000
                                     ===========   ==========       ==========    ===========


Year ended April 30, 1994:

     Accounts receivable,
     allowance for gross
     profit impact of future
     returns                         $21,184,000   $3,467,000       $5,038,000    $19,613,000
                                     ===========   ==========       ==========    ===========
     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $11,927,000   $2,092,000       $  959,000    $13,060,000
                                     ===========   ==========       ==========    ===========


Year ended April 29, 1995:

     Accounts receivable,
     allowance for gross
     profit impact of future
     returns                         $19,613,000   $8,510,000       $4,070,000    $24,053,000
                                     ===========   ==========       ==========    ===========
     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $13,060,000   $  698,000       $  582,000    $13,176,000
                                     ===========   ==========       ==========    ===========

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HANDLEMAN COMPANY



DATE:        July 25, 1995             BY:    /s/ Stephen Strome
       ---------------------------         ------------------------------------
                                           Stephen Strome, President, Chief
                                            Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ Richard J. Morris                     /s/ Thomas C. Braum, Jr.
- ----------------------------------         ------------------------------------
Richard J. Morris, Senior Vice President,  Thomas C. Braum, Jr., Vice President,
 Finance, Secretary and Chief Financial     Corporate Controller
  Officer (Principal Financial Officer)     (Principal Accounting Officer)

           July 25, 1995                           July 25, 1995
- ----------------------------------         ------------------------------------
            DATE                                    DATE


     /s/ David Handleman                      /s/ Richard H. Cummings
- ----------------------------------         ------------------------------------
David Handleman, Director                  Richard H. Cummings, Director
 (Chairman of the Board)

           July 25, 1995                           July 25, 1995
- ----------------------------------         ------------------------------------
            DATE                                    DATE


     /s/ James B. Nicholson                   /s/ Alan E. Schwartz
- ----------------------------------         ------------------------------------
James B. Nicholson, Director               Alan E. Schwartz, Director

           July 25, 1995                           July 25, 1995
- ----------------------------------         ------------------------------------
            DATE                                    DATE


     /s/ Verne G. Istock                      /s/ John F. Daly
- ----------------------------------         ------------------------------------
Verne G. Istock, Director                  John F. Daly, Director

           July 25, 1995                           July 25, 1995
- ----------------------------------         ------------------------------------
            DATE                                    DATE


     /S/ Lloyd E. Reuss                       /s/ Gilbert R. Whitaker
- ----------------------------------         ------------------------------------
Lloyd E. Reuss, Director                   Gilbert R. Whitaker, Jr., Director

           July 25, 1995                           July 25, 1995
- ----------------------------------         ------------------------------------
            DATE                                    DATE

                                                                     EXHIBIT A


     THIS CREDIT AGREEMENT, dated as of July 12, 1994 (as amended or modified from time to time, this "Agreement"), is by and among Handleman Company, a Michigan corporation (the "Company"), each of the Subsidiaries of the Company designated in Section 1.1 as a Borrowing Subsidiary (individually, a "Borrowing Subsidiary" and, collectively, the "Borrowing Subsidiaries") (the Company and the Borrowing Subsidiaries may each be referred to as a "Borrower" and, collectively, as the "Borrowers") and the Banks set forth on the signature pages hereof (collectively, together with any Additional Bank that becomes a party hereto pursuant to Section 9.16, the "Banks" and individually, a "Bank") and NBD Bank, N.A., a national banking association, as agent for the Banks (in such capacity, the "Agent").


                                  INTRODUCTION
                                  ------------


     The Borrowers desire to obtain a revolving credit facility, including letters of credit, in the aggregate principal amount of $250,000,000 (or the equivalent thereof in any other permitted currency), with the ability to increase such amount to $300,000,000 pursuant to Section 9.16 (or the equivalent thereof in any other permitted currency), in order to provide funds for its general corporate purposes, and the Banks are willing to establish such a credit facility in favor of the Borrowers on the terms and conditions herein set forth.

     In consideration of the premises and of the mutual agreements herein contained, the parties hereto agree as follows:


                                   ARTICLE I.
                                  DEFINITIONS
                                  -----------

     1.1 Certain Definitions. As used herein the following terms shall have the following respective meanings:

          "Absolute Rate Bid-Option Loan" means a Loan which pursuant to the applicable Notice of Bid-Option Loan is made at the Bid-Option Absolute Rate.

     "Adjusted EBIT" of any person shall mean, for any period, the earnings of such person for such period before interest, extraordinary items, special reserves and taxes, all as determined in accordance with generally accepted accounting principles.

     "Advance" shall mean any Loan and any Letter of Credit Advance.

     "Affiliate" when used with respect to any person shall mean any other person which, directly or indirectly, controls or is controlled by or is under common control with such person. For purposes of this definition "control" (including the correlative meanings of the terms "controlled by" and "under common control with"), with respect to any person, shall mean possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities or by contract or otherwise.

     "Applicable Facility Fee" shall mean (a) if the Company has not received an Investment Grade Senior Debt Rating, fifteen one-hundredths of one percent (0.15%) per annum or (b) if the Company, in its sole discretion, has received an Investment Grade Senior Debt Rating, the per annum rate set forth below based upon the Investment Grade Senior Debt Rating of the Company in effect on the date of determination which change in the per annum rate shall be effective seven Business Days after the Company provides written notice to the Agent that it has initially obtained the Investment Grade Senior Debt Rating or of any subsequent change in the Investment Grade Senior Debt Rating, which notice the Company agrees to provide to the Agent within seven Business Days after obtaining the rating or any subsequent change, provided, however, that in determining the Applicable Facility Fee, the Investment Grade Senior Debt Rating shall be determined based upon the debt ratings given the Company by S&P, Moody's and Fitch, and, in the event such ratings are not equivalent, the Applicable Facility Fee shall be determined based upon: (i) in the case of two different ratings, the lower of the two ratings or (ii) in the case of three different ratings (A) if two agencies ratings are in agreement, the rating on which two agencies are in agreement or (B) if all three agencies have issued different ratings, the rating between the highest and lowest rating of the agencies:

     Investment Grade         Applicable
     Senior Debt Rating        Facility
     S&P/Moody's/Fitch           Fee
     -----------------        ----------

     (a) A/A2/A or higher       0.10%

     (b) A-  /A3/A-             0.125%

     (c) BBB+/Baa/BBB+          0.15%

     (d) BBB/Baa2/BBB           0.15%

     (e) BBB-/Baa3/BBB-         0.20%

     "Applicable Lending Office" shall mean, with respect to any Advance made by any Bank or with respect to such Bank's Commitment, the office of such Bank or of any Affiliate of such Bank located at the address specified as the applicable lending office for such Bank set forth next to the name of such Bank in the signature pages hereof or any other office or Affiliate of such Bank or of any Affiliate of such Bank hereafter selected and notified to the Company and the Agent by such Bank.

     "Applicable Margin" shall mean, with respect to any Application Period, (a) if the Company has not received an Investment Grade Senior Debt Rating as of the Determination Date, the per annum rate set forth in Schedule 1 below based upon the Leverage Ratio for the Determination Period; or (b) if the Company, in its sole discretion, has received an Investment Grade Senior Debt Rating as of the Determination Date, the per annum rate set forth in Schedule 2 below based upon the Investment Grade Senior Debt Rating of the Company in effect on the Determination Date, which change in the per annum rate shall be effective fourteen Business Days after the Company provides written notice to the Agent that it has initially obtained the Investment Grade Senior Rating or of any subsequent change in the Investment Grade Senior Debt Rating, provided, however, that in determining the Applicable Margin pursuant to Schedule 2 below, the Investment Grade Senior Debt Rating shall be determined based upon the debt ratings given the Company by S&P, Moody's and Fitch, and, in the event such ratings are not equivalent, the Applicable

Margin shall be determined based upon: (i) in the case of two different ratings, the lower of the two ratings or (ii) in the case of three different ratings (A) if two agencies ratings are in agreement, the rating on which two agencies are in agreement or (B) if all three agencies have issued different ratings, the rating between the highest and lowest rating of the agencies:

Schedule 1
- ----------

     Leverage Ratio                      Applicable Margin
     --------------                      -----------------

(a) Greater than or equal to 1.25              0.625%

(b) Less than 1.25 but greater than
    or equal to 0.65                           0.50%

(c) Less than 0.65                             0.34%

For purposes of this definition of the term "Applicable Margin", (a) the term "Application Period" means a period commencing with and including the 60th day after the end of the most recently completed fiscal quarter of the Company to and including the 59th day after the end of the next following fiscal quarter of the Company or the next succeeding Business Day, (b) the term "Determination Date" means, with respect to any Application Period, the last day of the Determination Period for such Application Period, and (c) the term "Determination Period" means, with respect to any Application Period, the period of four consecutive fiscal quarters of the Company ending with the fiscal quarter ending immediately preceding such Application Period.

Schedule 2
- ----------

         Investment Grade
         Senior Debt Rating
         S&P/Moody's/Fitch        Applicable Margin
         ------------------       -----------------

         (a) A/A2/A or higher          0.20%

         (b) A-/A3/A-                  0.275%

         (c) BBB+/Baa1/BBB+            0.30%

         (d) BBB/Baa2/BBB              0.34%

         (e) BBB-/Baa3/BBB-            0.40%


     "Application Period" shall have the meaning ascribed thereto in the definition of the term "Applicable Margin".

     "Bankers Acceptances" shall mean bills of exchange within the meaning of the Bills of Exchange Act (Canada), denominated in CAD, drawn by Canadian business corporations of credit standing comparable to the Company and accepted by the respective banks referred to in the definition of "Canadian Domestic Rate".

     "Bank Obligations" shall mean all indebtedness, obligations and liabilities, whether now owing or hereafter arising, direct, indirect, contingent or otherwise, of the Borrowers to the Agent or any Bank pursuant to the Loan Documents.

     "Bid-Option Absolute Rate" means, with respect to any Absolute Rate Bid-Option Loan, the Bid-Option Absolute Rate, as defined in Section 2.2(d)(ii)(E), that is offered for such Loan.

     "Bid-Option Auction" means a solicitation of Bid-Option Quotes setting forth Bid-Option Absolute Rates or Bid-Option Eurocurrency Rate Margins, as the case may be, pursuant to Section 2.2(b).

     "Bid-Option Eurocurrency Rate" means the sum of (a) the Bid-Option Eurocurrency Rate Margin plus (b) the Eurocurrency Base Rate.

     "Bid-Option Eurocurrency Rate Margin" means, with respect to any Eurocurrency Rate Bid-Option Loan, the Bid-Option Eurocurrency Rate Margin, as defined in Section 2.2(d)(ii)(F), that is offered for such Loan.

     "Bid-Option Interest Period" means (a) with respect to each Eurocurrency Rate Bid-Option Borrowing, the Eurocurrency Rate Interest Period applicable thereto, and (b) with respect to each Absolute Rate Bid-Option Borrowing, the period commencing on the date of such Borrowing and ending on the date elected by the Borrower in the applicable Notice of Borrowing, which date shall be not less than 30 and not more than 360 days after the date of such Bid-Option Loan; provided that:

                (i) any such Interest Period that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business day; and

               (ii) no such Interest Period that would end after the Termination Date shall be permitted.

     "Bid-Option Loan" means a Loan which is made by a Bank pursuant to a Bid-Option Auction.

     "Bid-Option Note" means a promissory note of the Borrowers in substantially the form of Exhibit A hereto evidencing the obligation of the Borrowers to repay Bid-Option Loans, as amended or modified from time to time and together with any promissory note or notes issued in exchange or replacement therefor.

     "Bid-Option Percentage" means, with respect to any Bank, the percentage of the aggregate outstanding principal amount of the Bid-Option Loans of all the Banks represented by the outstanding principal amount of the Bid-Option Loans of such Bank.

          "Bid-Option Quote" means an offer by a Bank to make a Bid-Option Loan in accordance with Section 2.2(d).

          "Bid-Option Quote Request" shall have the meaning ascribed thereto in
Section 2.2(b).

          "Borrowing" shall mean the aggregation of Advances made to any Borrower, or continuations and conversions of such Advances, made pursuant to
Article II on a single date and for a single Interest Period. A Borrowing may be referred to for purposes of this Agreement by reference to the type of Loan comprising the relating Borrowing, e.g., a "Floating Rate Borrowing" if such Loans are Floating Rate Loans, a "Eurocurrency Rate Syndicated Borrowing" if such Loans are Eurocurrency Rate Syndicated Loans, an "Absolute Rate Bid-Option Borrowing" if such Loans are Absolute Rate Bid-Option Loans, or a "Eurocurrency Rate Bid-Option Borrowing" if such Loans are Eurocurrency Rate Bid-Option Loans. Floating Rate Borrowings and Fixed Rate Syndicated Borrowings may be similarly collectively referred to as "Syndicated Borrowings", and Absolute Rate Bid-Option Borrowings and Eurocurrency Rate Bid-Option Borrowings may be collectively referred to as "Bid-Option Borrowings".

          "Borrowing Subsidiary" shall mean any subsidiary of the Company or any other person upon request by the Company to the Agent for designation of such subsidiary or person as a "Borrowing Subsidiary" hereunder so long as (a) the Required Banks consent to such designation, (b) the Company guarantees the obligations of such new Borrowing Subsidiary pursuant to the terms of Article VIII hereof, (c) such new Borrowing Subsidiary delivers all corporate or organizational documents and authorizing resolutions reasonably requested by the Agent and (d) the Borrowers and such new Borrowing Subsidiary execute all agreements and take such other action reasonably requested by Agent.

          "Business Day" shall mean a day other than a Saturday, Sunday or other day on which (a) the Agent is not open to the public for carrying on substantially all of its banking functions or (b) if such reference relates to the date for payment or purchase of any amount denominated in any currency other than Dollars, banks are not generally open to the public for carrying on substantially all of their banking functions in the principal financial center of the country issuing such currency.

          "CAD" shall mean Canadian dollars.

          "Canadian Domestic Rate" shall mean, with respect to any Eurocurrency Interest Period, the per annum interest rate which is determined by the Agent in accordance with the following formula (such sum to be rounded upward, if necessary, to the nearest whole multiple of 1/100 of 1%):

          1 = 1 -  Z
          -   -   ---
          x   y   365

where:
          "x" is the Canadian Domestic Rate;

          "y" is the average of the discount rate (expressed as a decimal) quoted by NBD Bank Canada at its main office in Toronto and two other banks to be named and to be mutually agreed upon by the Agent and Company, two of which banks shall be Schedule A banks, at 10:00 a.m. (Toronto time) two (2) Business Days prior to the first day of such Eurocurrency Interest Period as the discount rate at which such banks would purchase Bankers Acceptances having a tenor and aggregate face principal amount the same as such Eurocurrency Interest Period applicable to, and the principal amount of, the relevant Eurocurrency Rate Syndicated Loan requested by a Borrower; and

          "z" is the duration in days of such Eurocurrency Interest Period.

          "Capital Lease" of any person shall mean any lease which, in accordance with generally accepted accounting principles, is or should be capitalized on the books of such person.

          "Cash Flow" of any person shall mean, for any period, the net income (after deduction for income taxes and other taxes of such person determined by reference to income or profits of such person) for such period plus, to the extent deducted in computation of such net income, the amount of depreciation and amortization expense, and the amount of deferred income tax expense (reduced by the amount of deferred tax liability paid during such period), all as determined in accordance with generally accepted accounting principles.

          "CD Interest Period" shall mean, with respect to any CD Rate Loan, the period commencing on the day such Loan is made or converted to a CD Rate Loan and ending on the date 30, 60, 90 or 180 days or one year thereafter, as any Borrower may elect under Section 2.6 or 2.9, and, with respect to any continuation of such Loan as a CD Rate Loan, each subsequent period commencing on the last day of the immediately preceding CD Interest Period and ending on the date 30, 60, 90 or 180 days or one year thereafter, as any Borrower may elect under Section 2.6 or 2.9, provided, however, that (a) each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day, and (b) no CD Interest Period which would end after the Termination Date shall be permitted.

          "CD Rate" shall mean, with respect to any CD Rate Loan and the related CD Interest Period, the per annum rate that is equal to the sum of:

          (a)  the Applicable Margin, plus

          (b) the rate per annum obtained by dividing (i) the arithmetic mean of secondary market bid rates per annum (expressed as a percentage) quoted at approximately 10:00 a.m. New York time (or as soon thereafter as practicable) on the first day of the related CD Interest Period by two or more New York certificate of deposit dealers of recognized standing selected by the Agent for the purchase from the Agent at face value of negotiable certificates of deposit of the Agent with a term comparable to such CD Interest Period in an aggregate amount comparable to the related CD Rate Loan to be made by the Agent in its capacity as a Bank hereunder, by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) under any regulations of the Board of Governors of the Federal Reserve System (or any successor agency thereto), applicable on the first day of the related CD Interest Period to a negotiable certificate of deposit of the Agent with a term comparable to such CD Interest Period in an amount comparable to the related CD Rate Loan, plus

          (c) the annual assessment rate (expressed as a percentage) estimated by the Agent on the first day of the related CD Interest Period to be payable by the Agent to the Federal Deposit Insurance Corporation (or any successor agency thereto) for such Corporation's (or such successor's) insuring Dollar deposits of the Agent in the United States during the related CD Interest Period;

all as conclusively determined by the Agent, absent manifest error, such sum to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%).

          "CD Rate Loan" shall mean any Syndicated Loan which bears interest at the CD Rate.

          "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and the regulations thereunder.

          "Commitment" shall mean, with respect to each Bank, the commitment of each such Bank to make Syndicated Loans and to participate in Letter of Credit Advances made through the Agent pursuant to Section 2.1, in amounts not exceeding in aggregate principal amount outstanding at any time the respective commitment amount for each such Bank set forth next to the name of each such Bank in the signature pages hereof, as such amounts may be reduced from time to time pursuant to Section 2.4 or as may be increased from time to time pursuant to Section 9.16.

          "Consolidated" or "consolidated" shall mean, when used with reference to any financial term in this Agreement, the aggregate for two or more persons of the amounts signified by such term for all such persons determined on a consolidated basis in accordance with generally accepted accounting principles.

          "Contingent Liabilities" of any person shall mean, as of any date, all obligations of such person or of others for which such person is contingently liable, as obligor, guarantor, surety or in any other capacity, or in respect of which obligations such person assures a creditor against loss or agrees to take any action to prevent any such loss (other than endorsements of negotiable instruments for collection in the ordinary course of business), including without limitation all reimbursement obligations of such person in respect of any letters of credit, surety bonds or similar obligations and all obligations of such person to advance funds to, or to purchase assets, property or services from, any other person in order to maintain the financial condition of such other person.

          "Cumulative Net Income" of any person shall mean, as of any date, the net income (after deduction for income and other taxes of such person determined by reference to income or profits of such person) for the period commencing on the specified date through the end of the most recently completed fiscal year of such person (but without reduction for any net loss incurred for any fiscal year during such period), taken as one accounting period, all as determined in accordance with generally accepted accounting principles.

          "Current Assets" and "Current Liabilities" of any person shall mean, as of any date, all assets or liabilities, respectively, of such person which, in accordance with generally accepted accounting principles, are (or, if the balance sheet is qualified, should be) classified as current assets or current liabilities, respectively, on a balance sheet of such person.


          "Default" shall mean any of the events or conditions described in
Section 6.1 which might become an Event of Default with notice or lapse of time or both.

          "Determination Date" shall have the meaning ascribed thereto in the definition of the term "Applicable Margin".

          "Determination Period" shall have the meaning ascribed thereto in the definition of the term "Applicable Margin".

          "Dollars" and "$" shall mean the lawful money of the United States of America.

          "Effective Date" shall mean the effective date specified in the final paragraph of this Agreement.

          "Environmental Laws" at any date shall mean all provisions of law, statute, ordinances, rules, regulations, judgments, writs, injunctions, decrees, orders, awards and standards which are applicable to any Borrower or any Significant Subsidiary and promulgated by the

                                      -11-
government of the United States of America or any foreign government or by any state, province, municipality or other political subdivision thereof or therein or by any court, agency, instrumentality, regulatory authority or commission of any of the foregoing concerning the protection of, or regulating the discharge of substances into, the environment.

          "Equivalent" of an amount of one currency (the "first currency") denominated in another currency (the "second currency"), as of any date of determination, shall mean the amount of the second currency which could be purchased with the amount of the first currency at the spot or other relevant rate of exchange quoted by the Agent at approximately 11:00 a.m. on such date, which rate shall be substantially representative of the market rate.

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations thereunder.

          "ERISA Affiliate" shall mean, with respect to any person, any trade or business (whether or not incorporated) which, together with such person or any Subsidiary of such person, would be treated as a single employer under Section 414 of the Code.

          "Eurocurrency Base Rate" applicable to any Eurocurrency Interest Period means, other than a Eurocurrency Rate Syndicated Loan denominated in CAD described in clause (b) below, (a) the rate per annum obtained by dividing (i) the per annum rate of interest at which deposits in the Permitted Currency in which such Eurocurrency Rate Loan is to be denominated for such Eurocurrency Interest Period and in an aggregate amount comparable to (A) in the case of Eurocurrency Rate Syndicated Loans, the amount of the related Eurocurrency Rate Syndicated Loan to be made by the Agent in its capacity as a Bank hereunder and
(B) in the case of Eurocurrency Rate Bid-Option Loans, the aggregate amount of the Eurocurrency Rate Bid-Option Borrowing set forth in the related Bid-Option Quote Request, are offered to the Agent by other prime banks in the applicable interbank market selected by the Agent in its reasonable discretion, at approximately 11:00 a.m. London time, on the second Eurocurrency Business Day prior to the first day of such Eurocurrency Interest Period by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements including, without limitation, any marginal, emergency, supplemental, special or other reserves, that is specified on the first day of such Eurocurrency Interest Period by the Board of Governors of the Federal Reserve System (or any successor agency thereto) for determining the maximum reserve requirement with respect to eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of such Board) maintained by a member bank of such System;

all as conclusively determined by the Agent, absent manifest error, such sum to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%) or (b) in the case of any Eurocurrency Rate Loans denominated in CAD, the Canadian Domestic Rate.

          "Eurocurrency Business Day" shall mean, with respect to any Eurocurrency Rate Loan, a day which is both a Business Day and a day on which dealings in Dollar deposits or the relevant Permitted Currency are carried out in the relevant interbank market.

          "Eurocurrency Interest Period" shall mean, with respect to any Eurocurrency Rate Syndicated Loan, the period commencing on the day such Eurocurrency Rate Syndicated Loan is made or converted to a Eurocurrency Rate Syndicated Loan and ending on the date one, two, three, six or twelve months thereafter, as any Borrower may elect under Section 2.6 or 2.9, and each subsequent period commencing on the last day of the immediately preceding Eurocurrency Interest Period and ending on the date one, two, three, six or twelve months thereafter, as any Borrower may elect under Section 2.6 or 2.9, and with respect to any Eurocurrency Rate Bid-Option Loan, the period commencing on the date of such Eurocurrency Rate Bid-Option Loan and ending on a date between 30 days and twelve months thereafter, as any Borrower may elect in the Notice of Bid-Option Loan, provided, however, that (a) any Eurocurrency Interest Period which commences on the last Eurocurrency Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Eurocurrency Business Day of the appropriate subsequent calendar month, (b) each Eurocurrency Interest Period which would otherwise end on a day which is not a Eurocurrency Business Day shall end on the next succeeding Eurocurrency Business Day or, if such next succeeding Eurocurrency Business Day falls in the next succeeding calendar month, on the next preceding Eurocurrency Business Day, and (c) no Eurocurrency Interest Period which would end after the Termination Date shall be permitted.

          "Eurocurrency Rate Loan" shall mean any Eurocurrency Rate Bid-Option Loan or Eurocurrency Rate Syndicated Loan.

          "Eurocurrency Rate Bid-Option Loan" means a Loan which pursuant to the applicable Notice of Bid-Option Loan is made at the Bid-Option Eurocurrency Rate.

          "Eurocurrency Rate Syndicated Loan" means any Syndicated Loan which bears interest at the Syndicated Eurocurrency Rate.

          "Event of Default" shall mean any of the events or conditions described in Section 6.1.

          "Federal Funds Rate" shall mean the per annum rate that is equal to the per annum rate established and announced by the Agent from time to time as the opening federal funds rate paid or payable by the Agent in its regional federal funds market for overnight borrowings from other banks; as conclusively determined by the Agent, absent manifest error, such rate to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%), which Federal Funds Rate shall change simultaneously with any change in such announced rates.

          "Fitch" shall mean Fitch Investors Service Inc. or any successor thereto.

          "Fixed Charges" of any person shall mean, for any period, the sum, without duplication, of (a) interest paid or payable during such period by such person on Indebtedness of such person, plus (b) all payments of principal or other sums paid or payable during such period by such person with respect to Indebtedness of such person having a final maturity more than one year from the date of creation of such Indebtedness, plus (c) all debt discount and expense amortized or required to be amortized during such period by such person, plus
(d) the maximum amount of all rents and other payments (exclusive of property taxes, property and liability insurance premiums and maintenance costs) paid or required to be paid by such person during such period under any Capital Lease or operating lease or other lease of real or personal property in respect of which such person is obligated as a lessee or user, plus (e) all dividends and other distributions paid or payable or otherwise accumulating during such period on any capital stock of such person.

          "Fixed Rate Loan" shall mean any Fixed Rate Syndicated Loan or Bid-Option Loan.

          "Fixed Rate Syndicated Loan" means any CD Rate Loan or Eurocurrency Rate Syndicated Loan.

          "Floating Rate" shall mean the per annum rate equal to the greater of
(i) the Prime Rate in effect from time to time, and (ii) the sum of five-eighths of one percent (5/8 of 1%) per annum plus the Federal Funds Rate in effect from time to time; which Floating Rate shall change simultaneously with any change in such Prime Rate or Federal Funds Rate, as the case may be.

          "Floating Rate Loan" shall mean any Syndicated Loan which bears interest at the Floating Rate.

          "Funded Debt" of any person shall mean all Indebtedness that would, in accordance with generally accepted accounting principles, constitute long term debt, including (a) any Indebtedness with a maturity of longer than one year after the creation of such Indebtedness, (b) any Indebtedness outstanding under a revolving credit or similar agreement (and any renewal or extension thereof) providing for borrowings which constitute long term debt, (c) any Capital Lease and (d) any guarantee with respect to Funded Debt of another person. Notwithstanding the foregoing, (i) any portion of Funded Debt included in Current Liabilities shall be excluded from Funded Debt and (ii) only the highest amount of the aggregate Advances outstanding under this Agreement which have not been paid off for thirty consecutive days during the most recent six month period ended as of any day Funded Debt is measured shall be Funded Debt.

          "generally accepted accounting principles" shall mean generally accepted accounting principles in effect as of the Effective Date and applied on a basis consistent with that reflected in the financial statements referred to in Section 4.6.

          "Guaranties" shall mean the guaranty entered into by the Company for the benefit of the Agent and the Banks pursuant to Article VIII of this Agreement and guaranties entered into by each of the Guarantors for the benefit of the Agent and the Banks pursuant to Section 5.1(f) in substantially the form of Exhibit B hereto with any additional limitation in the amount guaranteed as requested by the Required Banks, as amended or modified from time to time.

          "Guarantor" shall mean each Significant Subsidiary of the Company and each person otherwise becoming a Significant Subsidiary of the Company, or otherwise entering into a Guaranty, from time to time (except as otherwise provided in Section 5.1(f)) (including without limitation existing Subsidiaries which later become Significant Subsidiaries).

          "Indebtedness" of any person shall mean, as of any date, (a) all obligations of such person for borrowed money, (b) all obligations of such person as lessee under any Capital Lease, (c) the unpaid purchase price for goods, property or services acquired by such person, except for accounts payable arising in the ordinary course of business, (d) all obligations of such person to purchase goods, property or services where payment therefor is required regardless of whether delivery of such goods or property or the performance of such services is ever made or tendered (generally referred to as "take or pay contracts"), other than obligations incurred in the ordinary course of business,
(e) all obligations of such person in respect of any interest rate or currency swap, rate cap or other similar transaction (valued in an amount equal to the highest termination payment, if any, that would be payable by such person upon termination for any reason on the date of determination), and (f) all obligations of others similar in character to those described in clauses (a) through (e) of this definition for which such person is contingently liable, as obligor, guarantor, surety or in any other capacity, or in respect of which obligations such person assures a creditor against loss or agrees to take any action to prevent any such loss (other than endorsements of negotiable instruments for collection in the ordinary course of business), including without limitation all reimbursement obligations of such person in respect of letters of credit, surety bonds or similar obligations and all obligations of such person to advance funds to, or to purchase assets, property or services from, any other person in order to maintain the financial condition of such other person. Notwithstanding the foregoing, clause (f) shall not include (i) obligations or guarantees owing or guaranteed by any Subsidiary or the Company to or for the benefit of any other Subsidiary or the Company, or
(ii) Unfunded Benefit Liabilities.

          "Interest Expense" of any person shall mean, for any period, all interest paid or payable by such person during such period.

          "Interest Coverage Ratio" shall mean, as of any date,  the ratio of
(a) Consolidated Adjusted EBIT for the Company and its Subsidiaries as calculated for the four most recently ended consecutive fiscal quarters of the Company to (b) Consolidated Interest Expense of the Company and its Subsidiaries as calculated for the same four fiscal quarters.

          "Interest Payment Date" shall mean (a) with respect to any CD Rate Loan, Eurocurrency Rate Loan or Bid-Option Loan, the last day of each Interest Period with respect to such CD Rate Loan, Eurocurrency Rate Loan or Bid-Option Loan and, in the case of any Interest Period exceeding three months or 90 days, as the case may be, those days that occur during such Interest Period at intervals of three months or 90 days, as the case may be, after the first day of such Interest Period, and (b) in all other cases, the last Business Day of each March, June, September and December occurring after the date hereof, commencing with the first such Business Day occurring after the date of this Agreement.

          "Interest Period" shall mean any CD Interest Period, Eurocurrency Interest Period or Bid-Option Interest Period.

          "Investment Grade Senior Debt Rating" means, at any date, that the Company's senior unsecured long term debt is rated BBB- or better by S&P and Baa3 or better by Moody's or BBB- or better by Fitch.

          "Invitation for Bid-Option Quotes" shall mean an invitation for Bid-Option Quotes in the form referred to in Section 2.2(c).

          "Letter of Credit" shall mean a standby letter of credit having a stated expiry date not later than twelve months after the date of issuance and not later than the fifth Business Day before the Termination Date issued by the Agent on behalf of the Banks for the account of any Borrower under an application and related documentation acceptable to the Agent requiring, among other things, immediate reimbursement by such Borrower to the Agent in respect of all drafts or other demand for payment honored thereunder and all expenses paid or incurred by the Agent relative thereto.

          "Letter of Credit Advance" shall mean any issuance of a Letter of Credit under Section 2.6 made pursuant to Section 2.1 in which each Bank acquires a pro rata risk participation pursuant to Section 2.6(d).

          "Letter of Credit Documents" shall have the meaning ascribed thereto in Section 3.3(b).

          "Leverage Ratio" of any person shall mean the ratio of Funded Debt of such person to Tangible Capital Funds of such person.

          "Lien" shall mean any pledge, assignment, deed of trust, hypothecation, mortgage, security interest, conditional sale or title retaining contract, financing statement filing, or any other type of lien, charge, encumbrance or other similar claim or right.

          "Loan" shall mean any Syndicated Loan or any Bid-Option Loan, as the context may require.

          "Loan Documents" shall mean this Agreement, the Notes, the Letter of Credit Documents, the Guaranties and any other agreement, instrument or document executed at any time in connection with this Agreement.

          "Maturity Date" shall mean, with respect to each Term Loan, a date agreed upon between the Borrowers and the Agent on which such Term Loan shall be paid in full, subject to the limitations set forth in Section 2.1(b).

          "Moody's" shall mean Moody's Investor Service, Inc. or any successor thereto.

          "Multiemployer Plan" shall mean any "multiemployer plan" as defined in
Section 4001(a)(3) of ERISA or Section 414(f) of the Code.

          "Net Worth" of any person shall mean, as of any date, the amount of any preferred stock, paid in capital and similar equity accounts plus (or minus in the case of a deficit) the capital surplus and retained earnings of such person and the amount of any foreign currency translation adjustment account shown as a capital account of such person.

          "Notes" shall mean the Revolving Credit Notes, the Bid-Option Notes and the Term Notes; "Note" shall mean any Revolving Credit Note, any Bid-Option Note or any Term Note.

          "Notice of Bid-Option Loan" shall have the meaning set forth in
Section 2.2(f).

          "Optional Currency" shall mean any currency which is freely transferrable and convertible into Dollars and approved by the Banks; provided, that, subject to the terms of this Agreement (including without limitation
Section 3.8), the currencies of Canada, the United Kingdom, France and Germany shall be deemed acceptable to the Banks.

          "Original Dollar Amount" shall mean, with respect to any Loan, the Equivalent in Dollars of the original principal amount of such Loan specified in the related request therefor given by any Borrower pursuant to Section 2.6 (a) as such amount is reduced by payments of principal made in respect of such Loan in Dollars (or the Dollar Equivalent thereof in the case of a payment made in an Optional Currency) and (b) as such amount is adjusted pursuant to Section 3.1(d).

          "Overdue Rate" shall mean (a) in respect of principal of Floating Rate Loans, a rate per annum that is equal to the sum of three percent (3%) per annum plus the Floating Rate, (b) in respect of principal of Fixed Rate Loans, a rate per annum that is equal to the sum of three percent (3%) per annum plus the per annum rate in effect thereon until the end of the then current Interest Period for such Loan and, thereafter, a rate per annum that is equal to the sum of three percent (3%) per annum plus the Floating Rate, and (c) in respect of other amounts payable by any Borrower hereunder (other than interest), a per annum rate that is equal to the sum of three percent (3%) per annum plus the Floating Rate.

          "PBGC" shall mean the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

          "Permitted Currency" shall mean Dollars and any Optional Currency.

          "Permitted Liens" shall mean Liens permitted by Section 5.2(g) hereof.

          "Person" or "person" shall include an individual, a corporation, a limited liability company, an association, a partnership, a trust or estate, a joint stock company, an unincorporated organization, a joint venture, a trade or business (whether or not incorporated), a government (foreign or domestic) and any agency or political subdivision thereof, or any other entity.

          "Plan" shall mean, with respect to any person, any pension plan (other than a Multiemployer Plan) subject to Title IV of ERISA or to the minimum funding standards of Section 412 of the Code which has been established or maintained by such person, any Subsidiary of such person or any ERISA Affiliate, or by any other person if such person, any Subsidiary of such person or any ERISA Affiliate could have liability with respect to such pension plan.

          "Prime Rate" shall mean the per annum rate announced by the Agent from time to time as its "prime rate" (it being acknowledged that such announced rate may not necessarily be the lowest rate charged by the Agent to any of its customers), which Prime Rate shall change simultaneously with any change in such announced rate.

          "Prohibited Transaction" shall mean any non-exempt transaction involving any Plan which is proscribed by Section 406 of ERISA or Section 4975 of the Code.

          "Reportable Event" shall mean a reportable event as described in
Section 4043(b) of ERISA including those events as to which the thirty (30) day notice period is waived under Part 2615 of the regulations promulgated by the PBGC under ERISA.

          "Required Banks" shall mean Banks holding not less than 75 percent of the aggregate principal amount of the Syndicated Advances then outstanding (or 75 percent of the Commitments if no Syndicated Advances are then outstanding).

          "Revolving Credit Advance" shall mean any Revolving Credit Loan and any Letter of Credit Advance.

          "Revolving Credit Loan" shall mean any borrowing under Section 2.6 evidenced by the Revolving Credit Notes and made pursuant to Section 2.1.

          "Revolving Credit Note" shall mean any promissory note of the Borrowers evidencing the Revolving Credit Loans, in substantially the form annexed hereto as Exhibit C, as amended or modified from time to time and together with any promissory note or notes issued in exchange or replacement therefor.

          "Short Term Borrowings" shall mean all Indebtedness for borrowed money with an original maturity less than one year, other than the Advances.

          "Significant Subsidiary" shall mean any Subsidiary which has total assets which equal or exceed 10% of the consolidated total assets of the Company and its Subsidiaries.

          "S&P" shall mean Standard & Poor's Corporation or any successor thereto.

          "Subsidiary" of any person shall mean any other person (whether now existing or hereafter organized or acquired) in which (other than directors' qualifying shares required by law) at least a majority of the securities or other ownership interests of each class having ordinary voting power or analogous right (other than securities or other ownership interests which have such power or right only by reason of the happening of a contingency), at the time as of which any determination is being made, are owned, beneficially and of record, by such person or by one or more of the other Subsidiaries of such person or by any combination thereof. Unless otherwise specified, reference to "Subsidiary" shall mean a Subsidiary of the Company.

          "Subordinated Debt" of any person shall mean, as of any date, that Indebtedness of such person for borrowed money which is expressly subordinate and junior in the right of payment to the Advances of such person to the Banks in manner and by agreement satisfactory in form and substance to the Required Banks, which consent and agreement may not be unreasonably withheld.

          "Syndicated Advance" shall mean any Syndicated Loan or any Letter of Credit Advance.

          "Syndicated Eurocurrency Rate" means, with respect to any Eurocurrency Rate Syndicated Loan for any Eurocurrency Rate Interest Period or portion thereof, the per annum rate that is equal to the sum of (a) the Applicable Margin, plus (b) the Eurocurrency Base Rate; which Syndicated Eurocurrency Rate shall change simultaneously with any change in such Applicable Margin.

          "Syndicated Loan" shall mean any Revolving Credit Loan or any Term
Loan.

          "Tangible Capital Funds" of any person shall mean the sum of Tangible Net Worth of such person and Subordinated Debt of such person.

          "Tangible Capitalization" of any person shall mean the sum of Tangible Net Worth of such person and Funded Debt of such person.

          "Tangible Net Worth" of any person shall mean, as of any date, (a) the amount of any preferred stock, paid in capital and similar equity accounts plus (or minus in the case of a deficit) the capital surplus and retained earnings of such person and the amount of any foreign currency translation adjustment account shown as a capital account of such person, less (b) the net book value of all items of the following character which are included in the assets of such person: (i) goodwill, including without limitation, the excess of cost over book value of any asset, (ii) organization or experimental expenses, (iii) unamortized debt discount and expense, (iv) patents, trademarks, trade names and copyrights, (v) deferred taxes and deferred charges, (vi) franchises, licenses and permits, and (vii) other assets which are deemed intangible assets under generally accepted accounting principles other than (xx) licenses giving the Company rights to manufacture and distribute certain video, music, books and software products, and (yy) any rights under that certain covenant not to compete given by William Hall in connection with the acquisition of Sight & Sound Distribution Co., plus (c) the net book value of the items set forth in clause (b) above in an amount not to exceed 15% of Consolidated Net Worth of the Company.

          "Term Loan" shall mean any borrowing under Section 2.6 evidenced by the Term Notes and made pursuant to Section 2.1.

          "Term Loan Fixed Rate" shall mean, with respect to each Term Loan, the per annum rate equal to the sum of (a) the Eurocurrency Base Rate for the average life of such Term Loan, plus (b) the Applicable Margin, plus (c) the Applicable Facility Fee; all as calculated on the second Eurocurrency Business Day prior to the date such Term Loan is to be made.

          "Term Note" shall mean any promissory note of the Borrowers evidencing the Term Loans, in substantially the form annexed hereto as Exhibit D, as amended or modified from time to time and together with any promissory note or notes issued in exchange or replacement therefor.

          "Termination Date" shall mean the earlier to occur of (a) July 12, 1999 and (b) the date on which the Commitment shall be terminated pursuant to
Section 2.4 or 6.2.

          "Total Capitalization" of any person shall mean the sum of Net Worth of such person and Funded Debt of such person.

          "Total Liabilities" of any person shall mean, as of any date, all obligations which, in accordance with generally accepted accounting principles, are classified as liabilities on a balance sheet of such person.

          "Unfunded Benefit Liabilities" shall mean, with respect to any Plan as of any date, the amount of the unfunded benefit liabilities determined in accordance with Section 4001(a)(18) of ERISA.

          "Working Capital" of any person shall mean, as of any date, the amount, if any, by which the Current Assets of such person exceed the Current Liabilities of such person.

          1.2 Other Definitions; Rules of Construction. As used herein, the terms "Agent", "Banks", "Company", "Borrowing Subsidiary", "Borrowing Subsidiaries" and "this Agreement" shall have the respective meanings ascribed thereto in the introductory paragraph of this Agreement. Such terms, together with the other terms defined in Section 1.1, shall include both the singular and the plural forms thereof and shall be construed accordingly. All computations required hereunder and all financial terms used herein shall be made or construed in accordance with generally accepted accounting principles unless such principles are inconsistent with the express requirements of this Agreement. Use of the terms "herein", "hereof", and "hereunder" shall be deemed references to this Agreement in its entirety and not to the Section or clause in which such term appears. References to "Sections" and "subsections" shall be to Sections and subsections, respectively, of this Agreement unless otherwise specifically provided.


                                  ARTICLE II.
                        THE COMMITMENTS AND THE ADVANCES
                        --------------------------------

          2.1  Commitments of the Banks.

          (a) Revolving Credit Advances. Each Bank agrees, for itself only, subject to the terms and conditions of this Agreement, to make Revolving Credit Loans to the Borrowers pursuant to Section 2.6 and Section 3.3 and to participate in Letter of Credit Advances to the Borrowers pursuant to Section 2.6, from time to time from and including the Effective Date to but excluding the Termination Date, not to exceed in aggregate principal amount at any time outstanding the amount of its respective Commitment as of the date any such Syndicated Advance is made; provided, however, that the aggregate principal amount of Letter of Credit Advances outstanding at any time shall not exceed $50,000,000.

          (b) Term Loans. Each Bank agrees, for itself only, subject to the terms and conditions of this Agreement to make Term Loans to the Borrowers pursuant to Section 2.6, from time to time from and including the Effective Date to and including the third anniversary of the Effective Date, which Term Loans
(i) shall have maturities not to exceed the earlier of (A) five years from the date such Term Loan is made and (B) July 12, 2001, (ii) may, at the option of the Company, provide for interest only payments during the initial two years followed by equal annual amortization resulting in full payout on the Maturity Date of each such Term Loan, (iii) the amount of all Term Loans made hereunder shall not exceed $150,000,000 in aggregate, (iv) shall be made in Dollars and
(v) shall result in the Commitments being automatically and permanently reduced by the amount of each Term Loan as set forth in Section 2.4.

          2.2  Bid-Option Loans.

          (a) The Bid-Option. From the Effective Date to but excluding the Termination Date, any Borrower may, as set forth in this Section 2.2, request the Banks to make offers to make Bid-Option Loans to such Borrower. Each Bank may, but shall have no obligation to, make such offers and such Borrower may, but shall have no obligation to, accept any such offers, in the manner set forth in this Section 2.2; furthermore, each Bank may limit the aggregate amount of Bid-Option Loans when quoting rates for more than one Bid-Option Interest Period in any Bid-Option Quote, provided that such limitation shall not be less than the minimum amounts required hereunder for Bid-Option Loans and the Borrower may choose among the Bid-Option Loans if such limitation is imposed; provided, that the aggregate outstanding principal amount of Bid-Option Loans shall not at any time exceed the lower of (i) the excess of (A) the aggregate amount of the Commitments over (B) the sum of the aggregate outstanding principal amount of Syndicated Advances and (ii) the lesser of (A) $150,000,000 and (B) sixty percent (60%) of the aggregate amount of the Commitments (as the same may be reduced in accordance with the terms of this Agreement);

          (b) Bid-Option Quote Request. When a Borrower wishes to request offers to make Bid-Option Loans under this Section 2.2, it shall transmit to the Agent by telex or telecopy a Bid-Option Quote Request substantially in the form of Exhibit E hereto so as to be received no later than 11:00 a.m. Detroit time
(i) on the Business Day next preceding the date of the Loan proposed therein, in the case of a Bid-Option Auction for Absolute Rate Bid-Option Loans, or (ii) the fifth Business Day next preceding the date of the Loan proposed therein, in the case of a Bid-Option Auction for Eurocurrency Rate Bid-Option Loans specifying:

               (A) the proposed date of the Bid-Option Loan, which shall be a Business Day;

               (B) the aggregate amount of such Bid-Option Loan, which shall be a minimum of $10,000,000 or a larger multiple of $5,000,000;

               (C) whether the Borrowing is to be an Absolute Rate Bid-Option Borrowing or a Eurocurrency Rate Bid-Option Borrowing; and

               (D) the duration of the Interest Period applicable thereto, subject to the provisions of the definition of Interest Period.

A Borrower may request offers to make Bid-Option Loans for more than one Bid-Option Interest Period in a single Bid-Option Quote Request.

          (c) Invitation for Bid-Option Quotes. Promptly upon receipt of a Bid-Option Quote Request, the Agent shall send to the Banks by telecopy (or telephone promptly confirmed by telecopy) an Invitation for Bid-Option Quotes substantially in the form of Exhibit F hereto, which shall constitute an invitation by a Borrower to each Bank to submit Bid-Option Quotes offering to make the Bid-Option Loans to which such Bid-Option Quote Request relates in accordance with this Section 2.2.

          (d) Submission and Contents of Bid-Option Quotes. (i) Each Bank may submit a Bid-Option Quote containing an offer or offers to make Bid-Option Loans in response to any Invitation for Bid-Option Quotes. Each Bid-Option Quote must comply with the requirements of this subsection (d) and must be submitted to the Agent by telecopy (or by telephone promptly confirmed by telecopy) at its office referred to in Section 9.2 not later than (A) 9:00 a.m. Detroit time on the proposed date of the Borrowing, in the case of a Bid-Option Auction for Absolute Rate Bid-Option Loans, or (B) 9:00 a.m. Detroit time on the fourth Business Day prior to the proposed date of the Borrowing, in the case of a Bid-Option Auction for Eurocurrency Rate Bid-Option Loans; provided that Bid-Option Quotes submitted by the Agent (or any Affiliate of the Agent) in the capacity of a Bank may be submitted, and may only be submitted, if the Agent or such Affiliate notifies the Borrower of the terms of the offer or offers contained therein not later than (A) 8:45 a.m. Detroit time on the proposed date of such Borrowing, in the case of a Bid-Option Auction for Absolute Rate Bid-Option Loans or (B) 8:45 a.m. Detroit time on the fourth Business Day prior to the proposed date of the Borrowing, in the case of a Bid-Option Auction for Eurocurrency Rate Bid-Option Loans. Subject to Sections 3.2, 3.3 and Article VI, any Bid-Option Quote so made shall be irrevocable except with the written consent of the Agent given on the instructions of the Borrower.

          (ii) Each Bid-Option Quote shall be in substantially the form of Exhibit G hereto, but may be submitted to the Agent by telephone with prompt confirmation by delivery to the Agent of such written Bid-Option Quote, and shall in any case specify:

               (A) the proposed date of the Borrowing;

               (B) the principal amount of the Bid-Option Loan for which each such offer is being made, which principal amount (x) must be in a minimum of $5,000,000 or a larger multiple of $5,000,000, and (y) may not exceed the principal amount of the Bid-Option Loans for which offers were requested;

               (C) whether the Bid-Option Loans for which the offers are made are Absolute Rate Bid-Option Loans or Eurocurrency Rate Bid-Option Loans, which must match the type of Borrowing stated in the related Invitation for Bid-Option Quotes;

               (D) the Interest Period(s) for which each such Bid-Option Absolute Rate or Bid-Option Eurocurrency Rate Margin, as the case may be, is offered;

               (E) in the case of a Bid-Option Auction for Absolute Rate Bid-Option Loans, the rate of interest per annum (rounded to the nearest 1/100 of 1%) (the "Bid-Option Absolute Rate") offered for each such Bid-Option Loan;

               (F) in the case of a Bid-Option Auction for Eurocurrency Rate Bid-Option Loans, the applicable margin, which may be positive or negative (the "Bid-Option Eurocurrency Rate Margin") expressed as a percentage (rounded to the nearest 1/100 of 1%), offered for each such Bid-Option Loan; and

               (G) the identity of the quoting Bank.

          (iii)  Any Bid-Option Quote shall be disregarded if it:

               (A) is not substantially in the form of Exhibit G hereto (or submitted by telephone to the Agent with prompt written confirmation to follow) or does not specify all of the information required by clause (ii) of this subsection (d);

               (B) contains qualifying, conditional or similar language;

               (C) proposes terms other than or in addition to those set forth in the applicable Invitation for Bid-Option Quotes; or

               (D) arrives after the time set forth in Section 2.2(d)(i);

provided that a Bid-Option Quote shall not be disregarded pursuant to clause (B) or (C) above solely because it contains an indication that an allocation that might otherwise be made to it pursuant to Section 2.2(g) would be unacceptable. The Agent shall notify the Borrower of any disregarded Bid-Option Quote.

          (e) Notice to Borrower. The Agent shall promptly notify the Borrower of the terms of any Bid-Option Quote submitted by a Bank that is in accordance with Section 2.2(d). Any Bid-Option Quote not made in accordance with Section 2.2(d) shall be disregarded by the Agent. The Agent's notice to the Borrower shall specify (i) the aggregate principal amount of Bid-Option Loans for which offers have been received for each Bid-Option Interest Period specified in the related Bid-Option Quote Request, and (ii) the respective principal amounts and respective Bid-Option Absolute Rates or Bid-Option Eurocurrency Rate Margins, as the case may be, so offered.

          (f) Acceptance and Notice by Borrower. Not later than 11:00 a.m. Detroit time on (i) the proposed date of a Borrowing, in the case of a Bid-Option Auction for Absolute Rate Bid-Option Loans or (ii) the third Business Day prior to the proposed date of the Borrowing, in the case of a Bid-Option Borrowing for Eurocurrency Rate Bid-Option Loans, the Borrower shall notify the Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to subsection (e) of this Section and the Agent shall, promptly upon receiving such notice from the Borrower, notify each Bank whose Bid-Option Quote has been accepted. In the case of acceptance, such notice (a "Notice of Bid-Option Loan") shall specify the aggregate principal amount of offers for the applicable Interest Period(s) that have been accepted. The Borrower may accept any Bid-Option Quote in whole or in part; provided that:

               (i) the aggregate principal amount of each Bid-Option Loan may not exceed the applicable amount set forth in the related Bid-Option Quote Request for the applicable Bid-Option Interest Period;

               (ii) the principal amount of each Bid-Option Loan must be $10,000,000 or a larger multiple of $5,000,000;

               (iii) acceptance of offers may only be made on the basis of ascending Bid-Option Absolute Rates or Bid-Option Eurocurrency Rate Margins, as the case may be; and

               (iv) the Borrower may not accept any offer that is described in
Section 2.2(d)(iii) or that otherwise fails to comply with the requirements of this Agreement.

          (g) Allocation by Agent. If offers are made by two or more Banks with the same Bid-Option Absolute Rates or Bid-Option Eurocurrency Rate Margins, as the case may be, for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Bid-Option Loans in respect of which such offers are accepted shall be allocated by the Agent among such Banks as nearly as possible (in such multiples, not greater than $100,000, as the Agent may deem appropriate) in proportion to the aggregate principal amount of such offers. Determinations by the Agent of the amounts of Bid-Option Loans shall be conclusive in the absence of manifest error.

          2.3 Effect on Commitments. Notwithstanding anything in this Agreement to the contrary, the sum of the aggregate principal amount of all Revolving Credit Loans plus, all Letter of Credit Advances (being the maximum amount available to be drawn under the related Letters of Credit plus the amount of any draws under Letters of Credit that have not been reimbursed) and all Bid-Option Loans shall not at any time exceed the aggregate amount of the Commitments of all Banks. Each Bank's obligation to make its pro rata portion of any subsequently requested Revolving Credit Loan or Letter of Credit Advance shall not be affected by the making by such Bank of a Bid-Option Loan, and the Bank which has outstanding Bid-Option Loans may be obligated to exceed its Commitment, provided that, as stated above, the aggregate principal amount of all Revolving Credit Loans, all Letters of Credit Advances and all Bid-Option Loans shall not at any time exceed the aggregate amount of the Commitments of all Banks.

          2.4 Termination and Reduction of Commitments. (a) (i) The Company shall have the right to terminate or reduce the Commitments at any time and from time to time at its option, provided that (A) the Company shall give five days' prior written notice of such termination or reduction to the Agent (with sufficient executed copies for each Bank) specifying the amount and effective date thereof, (B) each partial reduction of the Commitments shall be in a minimum amount of $15,000,000 and in an integral multiple thereof and shall reduce the Commitments of all of the Banks proportionately in accordance with the respective commitment amounts for each such Bank set forth in the signature pages hereof next to the name of each such Bank, (C) no such termination or reduction shall be permitted with respect to any portion of the Commitments as to which a request for a Borrowing pursuant to Section 2.6 is then pending and
(D) the Commitments may not be terminated if any Loans are then outstanding and may not be reduced below the principal amount of Loans then outstanding.

               (ii) The Commitments then outstanding shall automatically be reduced by an amount equal to each Term Loan made pursuant to Section 2.6.

The Commitments or any portion thereof terminated or reduced pursuant to this
Section 2.4(a), whether optional or mandatory, may not be reinstated. The Borrowers shall immediately prepay the Loans to the extent they exceed the reduced aggregate Commitments pursuant hereto, and any reduction hereunder shall reduce the Commitment amount of each Bank proportionately in accordance with the respective Commitment amounts for each such Bank set forth on the signature pages hereof next to the name of each such Bank.

          (b) For purposes of this Agreement, a Letter of Credit Advance (i) shall be deemed outstanding in an amount equal to the sum of the maximum amount available to be drawn under the related Letter of Credit on or after the date of determination and on or before the stated expiry date thereof plus the amount of any draws under such Letter of Credit that have not been reimbursed as provided in Section 3.3 and (ii) shall be deemed outstanding at all times on and before such stated expiry date or such earlier date on which all amounts available to be drawn under such Letter of Credit have been fully drawn, and thereafter until all related reimbursement obligations have been paid pursuant to Section 3.3.
As provided in Section 3.3, upon each payment made by the Agent in respect of any draft or other demand for payment under any Letter of Credit, the amount of any Letter of Credit Advance outstanding immediately prior to such payment shall be automatically reduced by the amount of each Revolving Credit Loan deemed advanced in respect of the related reimbursement obligation of the Borrower.

          2.5 Fees. (a) The Borrowers agree to pay to the Banks a facility fee on the amount of the Commitments, whether used or unused, for the period from the Effective Date to but excluding the Termination Date, at a rate equal to the Applicable Facility Fee. Accrued facility fees shall be payable quarterly in arrears on the last Business Day of each March, June, September and December, commencing on the first such Business Day occurring after the date of this Agreement, and on the Termination Date.

          (b) On or before the date of issuance of any Letter of Credit, the Borrowers agree (i) to pay to the Banks a fee at a rate equal to the greater of
(A) Applicable Margin and (B) thirty one-hundredths of one percent (30/100 of 1%) per annum, of the maximum amount available to be drawn from time to time under such Letter of Credit for the period from and including the date of issuance of such Letter of Credit to and including the stated expiry date of such Letter of Credit, and (ii) to pay an additional fee to the Agent for its own account computed at the rate of two and one-half basis points (2.5 b.p.) per annum of such maximum amount for such period. Such fees are nonrefundable and the Borrowers shall not be entitled to any rebate of any portion thereof if such Letter of Credit does not remain outstanding through its stated expiry date or for any other reason. The Borrowers further agree to pay to the Agent, on demand, such other customary administrative fees, charges and expenses of the Agent in respect of the issuance, negotiation, acceptance, amendment, transfer and payment of such Letter of Credit or otherwise payable pursuant to the application and related documentation under which such Letter of Credit is issued. The Agent shall provide the Borrowers a schedule of all such customary fees.

          (c) The Borrowers agrees to pay to the Agent an agency fee for its services as Agent under this Agreement in such amounts as may from time to time be agreed upon by the Borrowers and the Agent.

          2.6 Disbursement of Syndicated Advances. (a) Any Borrower shall give the Agent notice of its request for each Syndicated Advance in substantially the form of Exhibit H hereto (with sufficient executed copies for each Bank) not later than 10:00 a.m. Detroit time (i) three Eurocurrency Business Days prior to the date such Advance is requested to be made if such Borrowing is to be made as a Eurocurrency Rate Syndicated Loan or as a Term Loan, and (ii) one Business Day prior to the date such Advance is requested to be made if such Borrowing is to be made as a CD Rate Loan, and (iii) five Business Days prior to the date any Letter of Credit Advance is requested to be made and (iv) on the date such Syndicated Loan is requested to be made in all other cases, which notice shall specify whether a Eurocurrency Rate Syndicated Loan, Term Loan, CD Rate Loan, Floating Rate Loan or a Letter of Credit Advance is requested and, in the case of each requested Fixed Rate Syndicated Loan, the Interest Period to be initially applicable to such Loan and the Permitted Currency in which such Loan is to be denominated. The Agent, on the same day any such notice is given, shall provide notice of such requested Syndicated Loan to each Bank. Subject to the terms and conditions of this Agreement, the proceeds of each such requested Syndicated Loan shall be made available to the Borrower requesting such Loan by depositing the proceeds thereof, in immediately available funds, in the case of any Syndicated Loan denominated in Dollars in an account maintained and designated by such Borrower at the principal office of the Agent, and, in all other cases, in an account maintained and designated by such Borrower at a bank acceptable to the Agent in the principal financial center of the country issuing the Optional Currency in which such Loan is denominated or in such other place specified by the Agent. Subject to the terms and conditions of this Agreement, the Agent shall, on the date any Letter of Credit Advance is requested to be made, issue the related Letter of Credit on behalf of the Banks for the account of the Borrower requesting such Letter of Credit. Notwithstanding anything herein to the contrary, the Agent may decline to issue any requested Letter of Credit on the basis that the beneficiary, the purpose of issuance or the terms or the conditions of drawing are unacceptable to it based upon any legal or ethical concerns in its reasonable discretion.

          (b) Each Bank, on the date any Syndicated Loan is requested to be made, shall make its pro rata share of such Syndicated Loan available in immediately available funds for disbursement to the Borrower requesting such Loan pursuant to the terms and conditions of this Agreement, in the case of any Syndicated Loan denominated in Dollars, at the principal office of the Agent and, in all other cases, to the account of the Agent at its designated branch or correspondent bank in the country issuing such Permitted Currency in which such Loan is denominated or at such other place specified by the Agent. Unless the Agent shall have received notice from any Bank prior to the date such Syndicated Loan is requested to be made under this Section 2.6 that such Bank will not make available to the Agent such Bank's pro rata portion of such Loan, the Agent may assume that such Bank has made such portion available to the Agent on the date such Loan is requested to be made in accordance with this Section 2.6. If and to the extent such Bank shall not have so made such pro rata portion available to the Agent, the Agent may (but shall not be obligated to) make such amount available to such Borrower, and such Bank agrees to pay to the Agent forthwith on demand such amount together with interest thereon, for each day from the date such amount is made available to such Borrower by the Agent until the date such amount is repaid to the Agent, at a rate per annum equal to the Federal Funds Rate then in effect. If such Bank shall pay such amount to the Agent together with interest, such amount so paid shall constitute a Syndicated Loan by such Bank as part of the related Borrowing for purposes of this Agreement. The failure of any Bank to make its pro rata portion of any such Borrowing available to the Agent shall not relieve any other Bank of its obligation to make available its pro rata portion of such Loan on the date such Loan is requested to be made, but no Bank shall be responsible for failure of any other Bank to make such pro rata portion available to the Agent on the date of any such Loan.

          (c) All Revolving Credit Loans made under this Section 2.6 shall be evidenced by the Revolving Credit Notes and the Term Loans made under this
Section 2.6 shall be evidenced by the Term Notes, and all such Loans shall be due and payable and bear interest as provided in Article
III. Each Bank is hereby authorized by the Borrowers to record on the schedule attached to the Notes, or in its books and records, the date, amount and type of each Loan and the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on such schedule, which schedule or books and records, as the case may be, shall constitute prima facie evidence of the information so recorded, provided, however, that failure of any Bank to record, or any error in recording, any such information shall not relieve the Borrowers of their obligation to repay the outstanding principal amount of the Loans, all accrued interest thereon and other amounts payable with respect thereto in accordance with the terms of the Notes and this Agreement. Subject to the terms and conditions of this Agreement, each Borrower may borrow Revolving Credit Loans under this Section 2.6 and under Section 3.3, prepay Revolving Credit Loans pursuant to Section 3.1 and reborrow Revolving Credit Loans but not Term Loans under this Section 2.6 and under Section 3.3.

          (d) All Bid-Option Loans shall be disbursed directly by the Bank making such Bid-Option Loan to the Borrower by 1:30 p.m. Detroit time on the date such Bid-Option Loan is requested to be made via wire transfer in immediately available funds to NBD Bank, N.A., 611 Woodward Avenue, Detroit, Michigan 48226, ABA Number 072000326, Attention: Gwen Harper, Reference:
Handleman Company, confirm to Margie Beisiegel, Facsimile No. (313) 225-2747 or as otherwise directed by the Borrowers.

          (e) Nothing in this Agreement shall be construed to require or authorize any Bank to issue any Letter of Credit, it being recognized that the Agent has the sole obligation under this Agreement to issue Letters of Credit on behalf of the Banks, and the Commitment of each Bank with respect to Letter of Credit Advances is expressly conditioned upon the Agent's performance of such obligations. Upon such issuance by the Agent, each Bank shall automatically acquire a pro rata risk participation interest in such Letter of Credit Advance based on the amount of its respective Commitment. If the Agent shall honor a draft or other demand for payment presented or made under any Letter of Credit, the Agent shall provide notice thereof to each Bank on the date such draft or demand is honored unless a Borrower shall have satisfied its reimbursement obligation under Section 3.3 by payment to the Agent on such date. Each Bank, on such date, shall make its pro rata share of the amount paid by the Agent available in immediately available funds at the principal office of the Agent for the account of the Agent. If and to the extent such Bank shall not have made such pro rata portion available to the Agent, such Bank and the Borrowers severally agree to pay to the Agent forthwith on demand such amount together with interest thereon, for each day from the date such amount was paid by the Agent until such amount is so made available to the Agent at a per annum rate equal to the Federal Funds Rate. If such Bank shall pay such amount to the Agent together with such interest, such amount so paid shall constitute a Revolving Credit Loan by such Bank as part of the Revolving Credit Borrowing disbursed in respect of the reimbursement obligation of the Company under Section 3.3 for purposes of this Agreement. The failure of any Bank to make its pro rata portion of any such amount paid by the Agent available to the Agent shall not relieve any other Bank of its obligation to make available its pro rata portion of such amount, but no Bank shall be responsible for failure of any other Bank to make such pro rata portion available to the Agent.

          2.7 Conditions for First Disbursement. The obligation of each Bank to make its first Advance hereunder is subject to receipt by each Bank and the Agent of the following documents and completion of the following matters, in form and substance reasonably satisfactory to each Bank and the Agent; provided, however, that, subject to the other terms and conditions of this Agreement, the Banks shall be obligated to make Advances to the Company upon receipt of the following documents and completion of the following matters with respect to the Company and the Banks shall be obligated to make Advances to each other Borrower upon delivery of such documents and completion of all such matters with respect to such Borrower:

          (a) Charter Documents. Certificates of recent date of the appropriate authority or official of each Borrower's respective state of incorporation listing all charter documents of each Borrower, on file in that office and certifying as to the good standing and corporate existence of each Borrower, together with copies of such charter documents of each Borrower, certified as of a recent date by such authority or official and certified as true and correct as of the Effective Date by a duly authorized officer of each Borrower, respectively;

          (b) By-Laws and Corporate Authorizations. Copies of the by-laws of each Borrower together with all authorizing resolutions and evidence of other corporate action taken by each Borrower to authorize the execution, delivery and performance by each Borrower of this Agreement and the Notes and the consummation by each Borrower of the transactions contemplated hereby, certified as true and correct as of the Effective Date by a duly authorized officer of each Borrower, respectively;

          (c) Incumbency Certificate. Certificates of incumbency of each Borrower containing, and attesting to the genuineness of, the signatures of those officers authorized to act on behalf of such Borrower in connection with this Agreement and the Notes and the consummation by such Borrower of the transactions contemplated hereby, certified as true and correct as of the Effective Date by a duly authorized officer of each Borrower;

          (d) Notes. A Revolving Credit Note, duly executed on behalf of the Borrowers, for each Bank;

          (e) Legal Opinion. The favorable written opinion of Honigman Miller Schwartz and Cohn, counsel for the Borrowers in the form of Exhibit I attached hereto; and

          (f) Consents, Approvals, Etc. Copies of all governmental and nongovernmental consents, approvals, authorizations, declarations, registrations or filings, if any, required on the part of any Borrower in connection with the execution, delivery and performance of this Agreement and the Notes or the transactions contemplated hereby or as a condition to the legality, validity or enforceability of this Agreement and the Notes, certified as true and correct and in full force and effect as of the Effective Date by a duly authorized officer of each Borrower, or, if none are required, a certificate of such officer to that effect.

          2.8 Further Conditions for Disbursement. The obligation of each Bank to make any Advance (including its first Advance), or any continuation or conversion under Section 2.9, is further subject to the satisfaction of the following conditions precedent:

          (a) The representations and warranties contained in Article IV hereof and in any other Loan Document shall be true and correct in all material respects on and as of the date such Advance is made, continued or converted (both before and after such Advance is made, continued or converted) as if such representations and warranties were made on and as of such date; and

          (b) No Event of Default and no Default shall exist or shall have occurred and be continuing on the date such Advance is made, continued or converted (whether before or after such Advance is made, continued or converted);

          (c) In the case of any Letter of Credit Advance, the Borrower requesting such Letter of Credit Advance shall have delivered to the Agent an application for the related Letter of Credit and other related documentation requested by and acceptable to the Agent appropriately completed and duly executed on behalf of such Borrower.

Each Borrower shall be deemed to have made a representation and warranty to the Banks at the time of the making of, and the continuation or conversion of, each Advance to the effects set forth in clauses (a) and (b) of this Section 2.8. For purposes of this Section 2.8, the representations and warranties contained in Section 4.6 hereof shall be deemed made with respect to the most recent financial statements delivered pursuant to Section 5.1(d)(iii).

          2.9  Subsequent Elections as to Borrowings.  Any Borrower may elect
(a) to continue a Fixed Rate Syndicated Borrowing of one type, or a portion thereof, as a Fixed Rate Syndicated Borrowing of the then existing type, or (b) may elect to convert a Fixed Rate Syndicated Borrowing, or a portion thereof, to a Borrowing of another type or (c) elect to convert a Floating Rate Borrowing, or a portion thereof, to a Fixed Rate Syndicated Borrowing, or (d) elect to convert a Syndicated Loan denominated in a Permitted Currency to a Syndicated Loan denominated in another Permitted Currency, in each case by giving notice thereof to the Agent (with sufficient executed copies for each Bank) in substantially the form of Exhibit J hereto not later than 10:00 a.m. Detroit time (i) three Eurocurrency Business Days prior to the date any such continuation of or conversion to a Eurocurrency Rate Syndicated Borrowing is to be effective, (ii) one Business Day prior to the day any such continuation of or conversion to a CD Rate Borrowing is to be effective and (iii) the date such continuation or conversion is to be effective in all other cases, provided that an outstanding Fixed Rate Syndicated Borrowing may only be converted on the last day of the then current Interest Period with respect to such Borrowing, and provided, further, if a continuation of a Borrowing as, or a conversion of a Borrowing to, a Fixed Rate Syndicated Borrowing is requested, such notice shall also specify the Interest Period to be applicable thereto upon such continuation or conversion. The Agent, on the day any such notice is given, shall provide notice of such election to the Banks. If any Borrower shall not timely deliver such a notice with respect to any outstanding Fixed Rate Syndicated Borrowing, the Borrower shall be deemed to have elected to convert such Fixed Rate Syndicated Borrowing to a Floating Rate Borrowing on the last day of the then current Interest Period with respect to such Borrowing.

          2.10 Limitation of Requests and Elections. Notwithstanding any other provision of this Agreement to the contrary, if, upon receiving a request for a Fixed Rate Syndicated Borrowing pursuant to Section 2.6, or a request for a continuation of a Fixed Rate Syndicated Borrowing as a Fixed Rate Syndicated Borrowing of the then existing type, or a request for conversion of a Fixed Rate Syndicated Borrowing of one type to a Fixed Rate Syndicated Borrowing of another type, or a request for a conversion of a Floating Rate Borrowing to a Fixed Rate Syndicated Borrowing pursuant to Section 2.9, (a) in the case of any Eurocurrency Rate Syndicated Borrowing or a CD Rate Borrowing, deposits in the relevant Permitted Currency for periods comparable to the Interest Period elected by the Borrower are not available to any Bank in the relevant interbank or secondary market and such Bank has provided to the Agent and the Borrowers a certificate prepared in good faith to that effect, or (b) any Bank reasonably determines that the CD Rate or Eurocurrency Base Rate, as the case may be, will not adequately and fairly reflect the cost to such Bank of making, funding or maintaining the related CD Rate Loan or Eurocurrency Rate Syndicated Loan and such Bank has provided to the Agent and the Borrowers a certificate prepared in good faith to that effect, or (c) by reason of national or international financial, political or economic conditions or by reason of any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect, or the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank with any directive of such authority (whether or not having the force of law), including without limitation exchange controls, it is impracticable, unlawful or impossible for any Bank (i) to make or fund the relevant Fixed Rate Syndicated Borrowing or (ii) to continue such Fixed Rate Syndicated Borrowing as a Fixed Rate Syndicated Borrowing of the then existing type or (iii) to convert a Loan to such a Fixed Rate Syndicated Loan, and such Bank has provided to the Agent and the Borrowers a certificate prepared in good faith to that effect, then the Borrowers shall not be entitled, so long as such circumstances continue, to request a Fixed Rate Syndicated Borrowing of the affected type pursuant to Section 2.6 or a continuation of or conversion to a Fixed Rate Syndicated Borrowing of the affected type pursuant to Section 2.9.
In the event that such circumstances no longer exist, the Banks shall again honor requests, subject to this Agreement, for Fixed Rate Syndicated Borrowings of the affected type pursuant to Section 2.6, and requests for continuations of and conversions to Fixed Rate Syndicated Borrowings of the affected type pursuant to Section 2.9.

          Notwithstanding any other provision of this Agreement to the contrary and in order to give effect to the provisions of Section 3.1(a)(ii), the Borrowers shall make requests for Fixed Rate Syndicated Loans pursuant to
Section 2.6, and requests for continuations of and conversions to Fixed Rate Syndicated Loans pursuant to Section 2.9, such that, on each date that any scheduled principal payment is due with respect to any Term Loan pursuant to
Section 3.1(a), either Floating Rate Loans or Fixed Rate Syndicated Loans having an Interest Period ending on such date, or any combination thereof, are outstanding on such date in an aggregate outstanding principal amount not less than the amount of such principal payment.

          2.11  Minimum Amounts; Limitation on Number of Borrowings.  Except for
(a) Borrowings and conversions thereof which exhaust the entire remaining amount of the Commitments, and (b) conversions or payments required pursuant to Section 3.1(b) or Section 3.8, each Syndicated Loan and each continuation or conversion pursuant to Section 2.9 and each prepayment thereof shall be in a minimum amount of $1,000,000 and in an integral multiple thereof and each Letter of Credit shall be in a minimum amount of $1,000,000. Notwithstanding anything herein to the contrary, the Borrowers shall not be permitted to request (a) that any Syndicated Loan be denominated in any currency other than a Permitted Currency or (b) that any Syndicated Loan other than a Eurocurrency Rate Loan be denominated in a currency other than Dollars.

                                  ARTICLE III.
                            PAYMENTS AND PREPAYMENTS
                            ------------------------

          3.1 Principal Payments. (a) Unless earlier payment is required under this Agreement, (i) the Borrowers shall pay to the Banks on the Termination Date the entire outstanding principal amount of the Revolving Credit Loans and (ii) the Borrowers shall pay to the Banks the outstanding principal amount of each Term Loan on the Maturity Date of each such Term Loan.

          (b) Unless earlier payment is required under this Agreement, the Borrowers shall, on the maturity date of any Bid-Option Loan, pay to the Bank of such Bid-Option Loan the outstanding principal amount of such Loan.

          (c) The Borrowers may at any time and from time to time prepay all or a portion of the Loans without premium or penalty in the case of Revolving Credit Loans, provided that (i) a Borrower may not prepay any portion of any Loan as to which an election for continuation of or conversion to a Fixed Rate Syndicated Loan is pending pursuant to Section 2.9, and (ii) unless earlier payment is required under this Agreement or unless Borrower pays all amounts required pursuant to Section 3.9, any Fixed Rate Syndicated Loan or Bid-Option Loan may only be prepaid on the last day of the then current Interest Period with respect to such Loan and (iii) such prepayment shall only be permitted if a Borrower shall have given not less than one Business Days' notice thereof with respect to prepayment of Floating Rate Loans and CD Rate Loans, three Eurocurrency Business Days' notice thereof with respect to prepayment of Eurocurrency Rate Loans and three Business Days' notice thereof with respect to prepayment of any Term Loan, such notice specifying the Loan or portion thereof to be so prepaid and shall have paid to the Banks, together with such prepayment of principal, all accrued interest to the date of payment on such Loan or portion thereof so prepaid and all amounts owing to the Banks under Section 3.9 in connection with such prepayment. Upon the giving of such notice, the aggregate principal amount of such Loan or portion thereof so specified in such notice, together with such accrued interest and other amounts, shall become due and payable on the specified date.

          (d) If, pursuant to Section 2.9, a Borrowing, or portion thereof, is continued or converted, such Borrowing or portion thereof shall be repaid on the last day of the related Interest Period in the Permitted Currency in which such Borrowing is then denominated and (i) in the case of any conversion, the Agent shall readvance to the Borrower making such request the Equivalent of the Original Dollar Amount of the Borrowing or portion thereof as has been so repaid by the Borrower in the Permitted Currency requested pursuant to Section 2.7, and
(ii) in the case of any continuation, the Agent shall readvance to the Borrower the same amount of such Permitted Currency as has been so repaid. For purposes of effecting the repayment required by this Section 3.1(c), the Agent shall apply the proceeds of such readvance toward the repayment of such Borrowing or portion thereof on the last day of the related Interest Period. In the case of any conversion, the Agent shall be deemed to have applied the proceeds of such advance toward the purchase of the Permitted Currency to be repaid and to have applied the proceeds of such purchase toward such repayment. If after any such application there shall remain owing an amount of the Permitted Currency due to the Agent, for the benefit of the Banks, or if an excess of such Permitted Currency shall result, such Borrower shall pay to the Banks, or the Banks shall pay to such Borrower the amount of such deficiency or such excess. In the case of any continuation, on the last day of such Interest Period, the Original Dollar Amount of such Borrowing or portion thereof shall be adjusted to the amount in Dollars resulting from the conversion of the amount of such Permitted Currency so readvanced to Dollars determined as of the second Business Day preceding such day. If, after such adjustment of the Original Dollar Amount of such Borrowing or portion thereof, the Original Dollar Amount of all Loans then outstanding under this Agreement would exceed the aggregate amount of the Commitments of the Banks, the Borrowers shall repay to the Banks on the last day of such related Interest Period an amount in the Permitted Currency in which such Borrowing is denominated equal to the amount of such excess or in full if such excess exceeds the amount of such Borrowing, together with all amounts owing to the Banks under Section 3.9 in connection therewith.

          (e) All prepayments of any Term Loan, whether optional or mandatory, shall be applied to installments of principal of such Term Loan in the inverse order of their maturities and no partial prepayment of any Term Loan shall reduce the amount or defer the date of the scheduled installments of principal required to be paid thereon.

          3.2 Interest Payments. The Borrowers shall pay interest to the Banks on the unpaid principal amount of each Loan (other than Bid-Option Loans, for which the interest shall be payable directly to the Bank of such Bid-Option Loan as described in clauses (c) and (d) below), for the period commencing on the date such Loan is made until such Loan is paid in full, on each Interest Payment Date and at maturity (whether at stated maturity, by acceleration or otherwise), and thereafter on demand, at the following rates per annum:

               (a) With respect to Revolving Credit Loans:

                    (i) During such periods that such Loan is a Floating Rate Loan, the Floating Rate.

                    (ii) During such periods that such Loan is a CD Rate Loan, the CD Rate.

                    (iii) During such periods that such Loan is a Eurocurrency Rate Syndicated Loan, the Syndicated Eurocurrency Rate applicable to such Loan for each related Eurocurrency Interest Period.

               (b) With respect to Term Loans, the Term Loan Fixed Rate applicable to such Term Loan.

               (c) With respect to Absolute Rate Bid-Option Loans, the Bid-Option Absolute Rate quoted for such Loan by the Bank making such Loan.

               (d) With respect to each Eurocurrency Rate Bid-Option Loan, the Bid-Option Eurocurrency Rate.

Notwithstanding the foregoing paragraphs (a) through (d), the Borrowers shall pay interest on demand at the Overdue Rate on the outstanding principal amount of any Loan and any other amount payable by the Borrowers hereunder (other than interest) on and after an Event of Default.

          3.3 Letter of Credit Reimbursement Payments. (a)(i) The Borrowers agree to pay to the Banks, on the day on which the Agent shall honor a draft or other demand for payment presented or made under any

                                     -42-

Letter of Credit, an amount equal to the amount paid by the Agent in respect of such draft or other demand under such Letter of Credit and all expenses paid or incurred by the Agent relative thereto. Unless a Borrower shall have made such payment to the Banks on such day, upon each such payment by the Agent, the Agent shall be deemed to have disbursed to the Borrower for whose benefit the Letter of Credit was issued, and such Borrower shall be deemed to have elected to satisfy its reimbursement obligation by, a Revolving Credit Loan bearing interest at the Floating Rate for the account of the Banks in an amount equal to the amount so paid by the Agent in respect of such draft or other demand under such Letter of Credit. Such Revolving Credit Loan shall be disbursed notwithstanding any failure to satisfy any conditions for disbursement of any Loan set forth in Article II hereof and, to the extent of the Revolving Credit Loan so disbursed, the reimbursement obligation of the Borrowers under this
Section 3.3 shall be deemed satisfied; provided, however, that nothing in this
Section 3.3 shall be deemed to constitute a waiver of any Default or Event of Default caused by the failure to the conditions for disbursement or otherwise.

          (ii) If, for any reason (including without limitation as a result of the occurrence of an Event of Default with respect to any Borrower pursuant to
Section 6.1(i)), Floating Rate Loans may not be made by the Banks as described in Section 3.3(a)(i), then (A) the Borrowers agree that each reimbursement amount not paid pursuant to the first sentence of Section 3.3(a)(i) shall bear interest, payable on demand by the Agent, at the interest rate then applicable to Floating Rate Loans, and (B) effective on the date each such Floating Rate Loan would otherwise have been made, each Bank severally agrees that it shall unconditionally and irrevocably, without regard to the occurrence of any Default or Event of Default, in lieu of deemed disbursement of loans, to the extent of such Bank's Commitment, purchase a participating interest in each reimbursement amount. Each Bank will immediately transfer to the Agent, in same day funds, the amount of its participation. Each Bank shall share on a pro rata basis (calculated by reference to its Commitment) in any interest which accrues thereon and in all repayments thereof. If and to the extent that any Bank shall not have so made the amount of such participating interest available to the Agent, such Bank and the Borrowers severally agree to pay to the Agent forthwith on demand such amount together with interest thereon, for each day from the date of demand by the Agent until the date such amount is paid to the Agent, at (x) in the case of the Borrowers, the interest rate then applicable to Floating Rate Loans and
(y) in the case of such Bank, the Federal Funds Rate.

          (b) The reimbursement obligation of the Borrowers under this Section
3.3 shall be absolute, unconditional and irrevocable and shall remain in full force and effect until all obligations of the Borrowers to the Banks hereunder shall have been satisfied, and such obligations of the Borrowers shall not be affected, modified or impaired upon the happening of any event, including without limitation, any of the following, whether or not with notice to, or the consent of, the Borrowers:

          (i) Any lack of validity or enforceability of any Letter of Credit or any documentation relating to any Letter of Credit or to any transaction related in any way to such Letter of Credit (the "Letter of Credit Documents");

          (ii) Any amendment, modification, waiver, consent, or any substitution, exchange or release of or failure to perfect any interest in collateral or security, with respect to any of the Letter of Credit Documents;

          (iii) The existence of any claim, setoff, defense or other right which any Borrower may have at any time against any beneficiary or any transferee of any Letter of Credit (or any persons or entities for whom any such beneficiary or any such transferee may be acting), the Agent or any Bank or any other person or entity, whether in connection with any of the Letter of Credit Documents, the transactions contemplated herein or therein or any unrelated transactions;

          (iv) Any draft or other statement or document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

          (v) Payment by the Agent to the beneficiary under any Letter of Credit against presentation of documents which do not comply with the terms of the Letter of Credit, including failure of any documents to bear any reference or adequate reference to such Letter of Credit;

          (vi) Any failure, omission, delay or lack on the part of the Agent or any Bank or any party to any of the Letter of Credit Documents to enforce, assert or exercise any right, power or remedy conferred upon the Agent, any Bank or any such party under this Agreement or any of the Letter of Credit Documents, or any other acts or omissions on the part of the Agent, any Bank or any such party;

          (vii) Any other event or circumstance that would, in the absence of this clause, result in the release or discharge by operation of law or otherwise of any Borrower from the performance or observance of any obligation, covenant or agreement contained in this Section 3.3.

No setoff, counterclaim, reduction or diminution of any obligation or any defense of any kind or nature which any Borrower has or may have against the beneficiary of any Letter of Credit shall be available hereunder to any Borrower against the Agent or any Bank.

          Nothing in this Section 3.3 shall limit the liability, if any, of the Banks to the Borrower pursuant to Section 9.5.

          3.4 Payment Method. (a) All payments to be made by the Borrowers hereunder will be made to the Agent for the account of the Banks (i) in the case of principal and interest on any Loan, in the Permitted Currency in which such Loan is denominated and (ii) in all other cases, in the otherwise specified or relevant currency, and in all cases in immediately available, freely transferable, cleared funds not later than 1:00 p.m. at the place for payment on the date on which such payment shall be come due (x) in the case of principal and interest on any Loan denominated in a Permitted Currency other than Dollars, by credit to the account of the Agent at its designated branch or correspondent bank in the country issuing the relevant Permitted Currency or in such other place specified by the Agent with respect to such Loan pursuant to Section 2.6(b), and (y) in all other cases to the Agent at the address of its principal office specified in Section 9.2. Payments received after 1:00 p.m. at the place for payment shall be deemed to be payments made prior to 1:00 p.m. at the place for payment on the next succeeding Business Day. Each Borrower hereby authorizes the Agent to charge its account with the Agent in order to cause timely payment of amounts due hereunder to be made (subject to sufficient funds being available in such account for that purpose).

          (b) At the time of making each such payment, a Borrower shall, subject to the other terms and conditions of this Agreement, specify to the Agent that Borrowing or other obligation of the Borrowers hereunder to which such payment is to be applied. In the event that a Borrower fails to so specify the relevant obligation or if an Event of Default shall have occurred and be continuing, the Agent may apply such payments as it may determine in its sole discretion to obligations of the Borrowers to the Banks arising under this Agreement.

          (c) On the day such payments are deemed received, the Agent shall remit to the Banks their pro rata shares of such payments in immediately available funds, (i) in the case of payments of principal and interest on any Borrowing denominated in a Permitted Currency other than Dollars, at an account maintained and designated by each Bank at a bank in the principal financial center of the country issuing the Permitted Currency in which such Borrowing is denominated or in such other place specified by the Agent and (ii) in all other cases, to the Banks at their respective address in the United States specified for notices pursuant to Section 9.2. Such pro rata shares shall be determined with respect to each such Bank, (ii) in the case of payments of principal and interest on any Borrowing, by the ratio which the outstanding principal balance of its Loan included in such Borrowing bears to the outstanding principal balance of the Loans of all of the Banks included in such Borrowing and (ii) in the case of fees paid pursuant to Section 2.5 and other amounts payable hereunder (other than the Agent's fees payable pursuant to Section 2.5(d) and amounts payable to any Bank under Section 2.6 or 3.7) by the ratio which the Commitment of such Bank bears to the Commitments of all the Banks.

          (d) This Agreement arises in the context of an international transaction, and the specification of payment in a specific currency at a specific place pursuant to this Agreement is of the essence. Such specified currency shall be the currency of account and payment under this Agreement. The obligations of the Borrowers hereunder shall not be discharged by an amount paid in any other currency or at another place, whether pursuant to a judgment or otherwise, to the extent that the amount so paid, on prompt conversion into the applicable currency and transfer to the Banks under normal banking procedure, does not yield the amount of such currency due under this Agreement. In the event that any payment, whether pursuant to a judgment or otherwise, upon conversion and transfer, does not result in payment of the amount of such currency due under this Agreement, the Banks shall have an independent cause of action against the Borrowers for the currency deficit.

          (e) If for purposes of obtaining judgment in any court it becomes necessary to convert any currency due hereunder into any other currency, the Borrowers will pay such additional amount, if any, as may be necessary to ensure that the amount paid in respect of such judgment is the amount in such other currency which, when converted at the Agent's spot rate of exchange prevailing on the date of payment, would yield the same amount of the currency due hereunder. Any amount due from the Borrowers under this Section 3.4(e) will be due as a separate debt and shall not be affected by judgment being obtained for any other sum due under or in respect of this Agreement.

          3.5 No Setoff or Deduction. All payments of principal of and interest on the Loans and other amounts payable by any Borrower hereunder shall be made by such Borrower without setoff or counterclaim, and free and clear of, and without deduction or withholding for, or on account of, any present or future taxes, levies, imposts, duties, fees, assessments, or other charges of whatever nature, imposed by any governmental authority, or by any department, agency or other political subdivision or taxing authority, unless required by applicable laws.

          3.6 Payment on Non-Business Day; Payment Computations. Except as otherwise provided in this Agreement to the contrary, whenever any installment of principal of, or interest on, any Loan or any other amount due hereunder becomes due and payable on a day which is not a Business Day, the maturity thereof shall be extended to the next succeeding Business Day and, in the case of any installment of principal, interest shall be payable thereon at the rate per annum determined in accordance with this Agreement during such extension. Computations of interest and other amounts due under this Agreement shall be made on the basis of a year of 360 days (or 365 or 366 days, as the case may be, when determining the Floating Rate) for the actual number of days elapsed, including the first day but excluding the last day of the relevant period.

          3.7 Additional Costs. (a) In the event that any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to any Bank or the Agent, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank or the Agent with any directive of any such authority (whether or not having the force of law), shall (a) affect the basis of taxation of payments to any Bank or the Agent of any amounts payable by any Borrower under this Agreement (other than taxes imposed on the overall net income of the Bank or the Agent, by the jurisdiction, or by any political subdivision or taxing authority of any such jurisdiction, in which any Bank or the Agent, as the case may be, has its principal office), or (b) shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by any Bank or the Agent, as the case may be, or (c) shall impose any other condition with respect to this Agreement, the Commitments, the Notes or the Advances, and the result of any of the foregoing is to increase the cost to any Bank or the Agent, as the case may be, of making, funding or maintaining any Fixed Rate Loan or to reduce the amount of any sum receivable by any Bank or the Agent, thereon, then the Borrowers shall pay to such Bank or the Agent, as the case may be, from time to time, upon request by such Bank (with a copy of such request to be provided to the Agent) or the Agent, additional amounts sufficient to compensate such Bank or the Agent, as the case may be, for such increased cost or reduced sum receivable to the extent, in the case of any Fixed Rate Loan, such Bank or the Agent, as the case may be, is not compensated therefor in the computation of the interest rate applicable to such Fixed Rate Loan. Each Bank or the Agent, as the case may be, seeking compensation hereunder shall deliver to the Borrowers a statement setting forth (i) such increased cost or reduced sum receivable as such Bank or the Agent, as the case may be, has calculated in good faith, (ii) a description of the event giving rise thereto, (iii) a calculation in reasonable detail of the amounts requested and (iv) a statement that such Bank or the Agent, as the case may be, has not allocated to its Commitment, Borrowings or outstanding Loans a proportionately greater amount than is attributable to each of its other credit extensions that are affected similarly by compliance by such Bank or the Agent, as the case may be, whether or not such Bank or the Agent, as the case may be, allocates any portion of such amount to such other commitments or credit extensions. Before delivery of such statement each Bank or the Agent, as the case may be, shall use reasonable efforts in accordance with its normal practices and procedures to reduce amounts payable under this Section 3.7(a). Such statement as to the amount of such increased cost or reduced sum receivable, prepared in good faith and in reasonable detail by such Bank or the Agent, as the case may be, and submitted by such Bank or the Agent, as the case may be, to the Borrowers, shall be conclusive and binding for all purposes absent manifest error in computation.

          (b) In the event that any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to any Bank or the Agent, but applicable to banks or financial institutions generally, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank or the Agent with any directive of any such authority (whether or not having the force of law), including any risk-based capital guidelines, affects the amount of capital required or expected to be maintained by such Bank or the Agent (or any corporation controlling such Bank or the Agent) and such Bank or the Agent, as the case may be, determines that the amount of such capital is increased by or based upon the existence of such Bank's or the Agent's obligations hereunder and such increase has the effect of reducing the rate of return on such Bank's or the Agent's (or such controlling corporation's) capital as a consequence of such obligations hereunder to a level below that which such Bank or the Agent (or such controlling corporation) could have achieved but for such circumstances (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank or the Agent to be material, then the Borrowers shall pay to such Bank or the Agent, as the case may be, from time to time, upon request by such Bank (with a copy of such request to be provided to the Agent) or the Agent, additional amounts sufficient to compensate such Bank or the Agent (or such controlling corporation) for any reduced rate of return which such Bank or the Agent reasonably determines to be allocable to the existence of such Bank's or the Agent's obligations hereunder. Each Bank or the Agent, as the case may be, seeking compensation hereunder shall deliver to the Borrowers a statement setting forth (i) such increased cost or reduced sum receivable as such Bank or the Agent, as the case may be, has calculated in good faith, (ii) a description of the event giving rise thereto, (iii) a calculation in reasonable detail of the amounts requested and (iv) a statement that such Bank or the Agent, as the case may be, has not allocated to its Commitment, Borrowings or outstanding Loans a proportionately greater amount than is attributable to each of its other credit extensions that are affected similarly by compliance by such Bank or the Agent, as the case may be, whether or not such Bank or the Agent, as the case may be, allocates any portion of such amount to such other commitments or credit extensions. Before delivery of such statement each Bank or the Agent, as the case may be, shall use reasonable efforts in accordance with its normal practices and procedures to reduce amounts payable under this Section 3.7(b). Such statement as to the amount of such compensation, prepared in good faith and in reasonable detail by such Bank or the Agent, as the case may be, and submitted by such Bank or the Agent to the Borrowers, shall be conclusive and binding for all purposes absent manifest error in computation.

          3.8 Illegality and Impossibility. In the event that any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to any Bank, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank with any directive of such authority (whether or not having the force of law), including without limitation exchange controls, shall make it unlawful or impossible for any Bank to maintain any Fixed Rate Loan under this Agreement or shall make it impracticable, unlawful or impossible for, or shall in any way limit or impair the ability of, any Borrower to make or any Bank to receive any payment under this Agreement at the place specified for payment hereunder, or to freely convert any amount paid into Dollars at market rates of exchange or to transfer any amount paid or so converted to the address of its principal office specified in Section 9.2, the Borrowers shall upon receipt of notice thereof from such Bank, repay in full the then outstanding principal amount of each Fixed Rate Loan so affected, together with all accrued interest thereon to the date of payment and all amounts owing to such Bank under Section 3.9, (a) on the last day of the then current Interest Period applicable to such Loan if such Bank may lawfully continue to maintain such Loan to such day, or (b) immediately if such Bank may not continue to maintain such Loan to such day.

          3.9 Indemnification. If any Borrower makes any payment of principal with respect to any Fixed Rate Loan on any other date than the last day of an Interest Period applicable thereto or any prepayment of principal with respect to any Term Loan, (whether pursuant to Section 3.8 or Section 6.2 or otherwise), or if any Borrower fails to borrow any Fixed Rate Loan after notice has been given to the Banks in accordance with

Section 2.6, the Borrowers shall reimburse each Bank on demand for any resulting net loss or expense incurred by each such Bank after giving credit for any earnings or other quantifiable financial benefit to such Bank from such Bank's investment or other amounts prepaid or not reborrowed, including without limitation any loss incurred in obtaining, liquidating or employing deposits from third parties, whether or not such Bank shall have funded or committed to fund such Loan. A statement as to the amount of such loss or expense, prepared in good faith and in reasonable detail by such Bank and submitted by such Bank to the Borrowers, shall be conclusive and binding for all purposes absent manifest error in computation, provided that before delivery of such statement, each Bank shall use reasonable efforts in accordance with its normal practices and procedures to reduce amounts payable under this Section. Calculation of all amounts payable to such Bank under this Section 3.9 shall be made as though such Bank shall have actually funded or committed to fund the relevant Fixed Rate Loan or Term Loan through the purchase of an underlying deposit in an amount equal to the amount of such Loan and having a maturity comparable to the related Interest Period; provided, however, that such Bank may fund any Fixed Rate Loan or Term Loan in any manner it sees fit and the foregoing assumption shall be utilized only for the purpose of calculation of amounts payable under this
Section 3.9.

          3.10 HLT Classification. In the event that after the Effective Date, the Loans or any Commitment hereunder are classified on the Agent's books as a "highly leveraged transaction" (an "HLT Classification") by the Agent or any governmental authority, central bank or comparable agency having jurisdiction over the Agent, the Agent shall promptly give notice of such HLT Classification to the Borrowers and the Banks whereupon the Agent, the Banks and the Borrowers shall commence negotiations in good faith to agree on a revised commitment fee, interest rates and/or margins hereunder reflecting such HLT Classification. In the event that the Borrowers and the Required Banks fail to agree on such revised commitment fee, interest rates and/or margins within 90 days of the notice given by the Agent referred to above, then the Agent shall (i) if requested by the Required Banks, by five Business Days' notice to the Borrowers terminate the unused portions of the Commitments and they shall thereupon terminate, and (ii) if requested by Required Banks, by five Business Days' notice to the Borrowers declare all amounts outstanding under the Notes (together with accrued interest thereon and any other amounts payable hereunder) to be, and all such amounts shall thereupon become, absolutely and immediately due and payable. The Borrowers hereby absolutely and unconditionally agree to pay to the Agent for the accounts of the Banks on the date of any such acceleration all amounts payable hereunder and under the Notes. The Banks acknowledge that an HLT Classification (including any election to accelerate amounts payable hereunder and under the Notes, as provided herein) is not a Default or an Event of Default hereunder.


                                  ARTICLE IV.
                         REPRESENTATIONS AND WARRANTIES
                         ------------------------------

          Each Borrower represents and warrants to the Agent and the Banks that:

          4.1 Corporate Existence and Power. Each Borrower is a Person duly organized, validly existing and in good standing under the laws of the state or other political subdivision of its jurisdiction of incorporation or organization, as the case may be, and is duly qualified to do business, and is in good standing, in all additional jurisdictions where such qualification is necessary under applicable law, except where the failure to be so qualified would not have a material adverse effect on the business and financial condition of the Company and its Subsidiaries taken as a whole. Each Borrower has all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted, and to execute and deliver this Agreement and the Notes and to engage in the transactions contemplated by this Agreement.

          4.2 Corporate Authority. The execution, delivery and performance by each Borrower of this Agreement and the Notes have been duly authorized by all necessary corporate action and are not in contravention of any material law, rule or regulation, or any judgment, decree, writ, injunction, order or award of any arbitrator, court or governmental authority, or of the terms of such Borrower's charter or by-laws, or of any material contract or undertaking to which the Borrower is a party or by which the Borrower or its property is bound or affected and do not result in the imposition of any Lien except for Permitted Liens.

          4.3 Binding Effect. This Agreement is, and the Notes when delivered hereunder will be, legal, valid and binding obligations of each Borrower enforceable against each Borrower in accordance with their respective terms; except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditors' rights and except that the remedy of specific performance and injunctive and other forms of equitable relief are subject to equitable defenses and to the discretion of the court before which any proceedings may be brought.

          4.4 Subsidiaries. Schedule 4.4 hereto correctly sets forth the corporate name, jurisdiction of incorporation and ownership of each Significant Subsidiary of each Borrower. Each Significant Subsidiary and each corporation becoming a Significant Subsidiary of any Borrower after the date hereof is and will be a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is and will be duly qualified to do business in each additional jurisdiction where such qualification is or may be necessary under applicable law, except where the failure to be so qualified would not have a material adverse effect on the business or financial condition of the Company and its Subsidiaries taken as a whole. Each Significant Subsidiary of any Borrower has and will have all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted. All outstanding shares of capital stock of each class of each Significant Subsidiary of any Borrower have been and will be validly issued and are and will be fully paid and nonassessable and, except as otherwise indicated in Schedule 4.4 hereto or disclosed in writing to the Agent from time to time, are and will be owned, beneficially and of record, by a Borrower or another Significant Subsidiary of a Borrower free and clear of any Liens. As of the Effective Date, there are no Significant Subsidiaries.

          4.5 Litigation. Except as set forth in Schedule 4.5 hereto, there is no action, suit or proceeding pending or, to the best of each Borrower's knowledge, threatened against or affecting any Borrower or any of their respective Significant Subsidiaries before or by any court, governmental authority or arbitrator, which if adversely decided would result, either individually or collectively, in any material adverse change in the business, properties, operations or financial condition of the

Company and its Subsidiaries taken as a whole or in any material adverse effect on the legality, validity or enforceability of this Agreement or the Notes and, to the best of the Company's knowledge, there is no basis for any such action, suit or proceeding.

          4.6 Financial Condition. The consolidated balance sheet of the Company and its Subsidiaries and the consolidated statements of income and cash flow of the Company and its Subsidiaries for the fiscal year ended April 30, 1994 and reported on by Coopers & Lybrand, independent certified public accountants, copies of which have been furnished to the Banks, fairly present, and the financial statements of the Company and its Subsidiaries delivered pursuant to Section 5.1(d) will fairly present the consolidated financial position of the Company and its Subsidiaries as at the respective dates thereof, and the consolidated results of operations of the Company and its Subsidiaries for the respective periods indicated, all in accordance with generally accepted accounting principles consistently applied (subject, in the case of said interim statements, to year-end audit adjustments). There has been no material adverse change in the business, properties, operations or financial condition of the Company and its Subsidiaries taken as a whole since April 30, 1994. There is no material Contingent Liability of the Company that is not reflected in such financial statements or in the notes thereto.

          4.7 Use of Loans. Each Borrower will use the proceeds of the Loans for its general corporate purposes, including repayment of certain senior notes. No Borrower nor any of their respective Subsidiaries extends or maintains, in the ordinary course of business, credit for the purpose, whether immediate, incidental, or ultimate, of buying or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Loan will be used for the purpose, whether immediate, incidental, or ultimate, of buying or carrying any such margin stock or maintaining or extending credit to others for such purpose. After applying the proceeds of each Loan, such margin stock will not constitute more than 25% of the value of the assets (either of any Borrower alone or of the Borrowers and their respective Subsidiaries on a consolidated basis) that are subject to any provisions of this Agreement that may cause the Loans to be deemed secured, directly or indirectly, by margin stock.

          4.8 Consents, Etc. Except for such consents, approvals, authorizations, declarations, registrations or filings delivered by the Borrowers pursuant to Section 2.7(f), if any, each of which is in full force and effect, no consent, approval or authorization of or declaration, registration or filing with any governmental authority or any nongovernmental person, including without limitation any creditor, lessor or stockholder of any Borrower, is required on the part of any Borrower in connection with the execution, delivery and performance of this Agreement, the Notes or the transactions contemplated hereby or as a condition to the legality, validity or enforceability of this Agreement or the Notes.

          4.9 Taxes. The Company and its Significant Subsidiaries have filed all material tax returns (federal, state and local) required to be filed and have paid all taxes shown thereon to be due, including interest and penalties, or have established adequate financial reserves on their respective books and records for payment thereof except where the failure to file such returns, pay such taxes or establish such reserves would not have a material adverse effect on the Company and its Subsidiaries, taken as a whole.

          4.10 Title to Properties. Except as otherwise disclosed in the latest balance sheet delivered pursuant to this Agreement, the Company or one or more of its Subsidiaries have good and marketable fee simple title to all of the real property, and a valid and indefeasible ownership interest in all of the other properties and assets reflected in said balance sheet or subsequently acquired by the Company or any such Subsidiary material to the business or financial condition of the Company and its Subsidiaries taken as a whole, except for title defects that do not have a material adverse effect. All of such properties and assets are free and clear of any Lien, except for Permitted Liens.

          4.11 ERISA. The Borrowers, their respective Significant Subsidiaries, their ERISA Affiliates and their respective Plans are in substantial compliance in all material respects with those provisions of ERISA and of the Code which are applicable with respect to any Plan. No Prohibited Transaction and no Reportable Event has occurred with respect to any such Plan which would cause an Event of Default. No Borrower, any of their respective Significant Subsidiaries nor any of their ERISA Affiliates is an employer with respect to any Multiemployer Plan. The

Borrowers, their respective Significant Subsidiaries and their ERISA Affiliates have met the minimum funding requirements under ERISA and the Code with respect to each of their respective Plans, if any, and have not incurred any liability to the PBGC, other than premiums which are not yet due and payable. The execution, delivery and performance of this Agreement and the Notes does not constitute a Prohibited Transaction. There is no material unfunded benefit liability, determined in accordance with Section 4001(a)(18) of ERISA, with respect to any Plan of any Borrower, their respective Significant Subsidiaries or their ERISA Affiliates.

          4.12  Environmental and Safety Matters.  Except as disclosed on
Schedule 4.12, each Borrower and each Significant Subsidiary of each Borrower is in substantial compliance with all material federal, state and local laws, ordinances and regulations relating to safety and industrial hygiene or to the environmental condition, including without limitation all material Environmental Laws in jurisdictions in which any Borrower or any such Significant Subsidiary owns or operates, or has owned or operated, a facility or site, or arranges or has arranged for disposal or treatment of hazardous substances, solid waste, or other wastes, accepts or has accepted for transport any hazardous substances, solid wastes or other wastes or holds or has held any interest in real property or otherwise. Except as disclosed on Schedule 4.12, no written demand, claim, notice, suit, suit in equity, action, administrative action, investigation or inquiry whether brought by any governmental authority, private person or otherwise, arising under, relating to or in connection with any Environmental Laws is pending or, to the best of each Borrower's knowledge, threatened against any Borrower or any such Significant Subsidiary, any real property in which any Borrower or any such Significant Subsidiary holds or has held an interest or any past or present operation of any Borrower or any such Significant Subsidiary which would have a material adverse effect on the Company and its Subsidiaries, taken as a whole. Neither any Borrower nor any Significant Subsidiary of any Borrower (a) is the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic substances, radioactive materials, hazardous wastes or related materials into the environment, or (b) has received any notice of any toxic substances, radioactive materials, hazardous waste or related materials in, or upon any of its properties in violation of any Environmental Laws. As to such matters disclosed on Schedule 4.12, none will have an adverse material effect on the financial condition or business of the Company and its Subsidiaries taken as a whole. Except as set forth on Schedule 4.12, to the best of each Borrower's knowledge, no release, threatened release or disposal of hazardous waste, solid waste or other wastes is occurring or has occurred on, under or to any real property in which any Borrower or any of their respective Significant Subsidiaries holds any interest or performs any of its operations, in violation of any Environmental Law.


                                   ARTICLE V.
                                   COVENANTS
                                   ---------

          5.1 Affirmative Covenants. Each Borrower covenants and agrees that, until the later of the Termination Date and the latest Maturity Date of any outstanding Term Loan and thereafter until irrevocable payment in full of the principal of and accrued interest on the Notes and the performance of all other obligations of the Borrowers under this Agreement, unless the Required Banks shall otherwise consent in writing, it shall, and shall cause each of its Significant Subsidiaries to:

          (a) Preservation of Corporate Existence, Etc. Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence, except to the extent permitted by Section 5.2(h), and its qualification as a foreign corporation in good standing in each jurisdiction in which such qualification is necessary under applicable law, other than where failure to so qualify will not have a material adverse effect on the Company and its Subsidiaries taken as a whole.

          (b) Compliance with Laws, Etc. Comply in all material respects with all applicable laws, rules, regulations and orders of any governmental authority, whether federal, state, local or foreign (including without limitation ERISA, the Code and Environmental Laws), in effect from time to time; and pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income, revenues or property, before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise, which, if unpaid, might give rise to Liens upon such properties or any portion thereof, except to the extent that payment of any of the foregoing is then being contested in good faith by appropriate legal proceedings, and except where failure to comply would not have a material adverse effect on the Company and its Subsidiaries taken as a whole.

          (c) Maintenance of Properties; Insurance. Maintain, preserve and protect all property that is material to the conduct of the business of any Borrower or any of their respective Significant Subsidiaries and keep such property in good repair, working order and condition and from time to time make, or cause to be made all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times in accordance with customary and prudent business practices for similar businesses; and, maintain in full force and effect insurance with responsible and reputable insurance companies or associations in such amounts, on such terms and covering such risks, as is usually carried by companies engaged in similar businesses and owning similar properties similarly situated and maintain in full force and effect public liability insurance, insurance against claims for personal injury or death or property damage occurring in connection with any of its activities or any properties owned, occupied or controlled by it, in such amount as it shall reasonably deem necessary.

          (d) Reporting Requirements. Furnish to the Banks and the Agent the following:

          (i) Promptly and in any event within three calendar days after becoming aware of the occurrence of (A) any Event of Default or Default, (B) the commencement of any material litigation against, by or affecting any Borrower or any of their respective Significant Subsidiaries, and any material developments therein, or (C) entering into any material contract or undertaking that is not entered into in the ordinary course of business if such contract or undertaking is publicly disclosed, a statement of the chief financial officer of the Company setting forth details of such Event of Default or Default or such litigation and the action which such Borrower or such Significant Subsidiary, as the case may be, has taken and proposes to take with respect thereto;

          (ii) As soon as available and in any event within 45 days after the end of each fiscal quarter of the Company, the consolidated balance sheet of the Company and its Subsidiaries as of the end of such quarter, and the related consolidated statements of income and cash flow for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, setting forth in each case in comparative form the corresponding figures for the corresponding date or period of the preceding fiscal year, all in reasonable detail and duly certified (subject to year-end audit adjustments) by the chief financial officer of the Company as having been prepared in accordance with generally accepted accounting principles, together with a certificate of the chief financial officer of the Company stating (A) that no Event of Default or Default has occurred and is continuing or, if an Event of Default or Default has occurred and is continuing, a statement setting forth the details thereof and the action which the Company has taken and proposes to take with respect thereto, and (B) that a computation (which computation shall accompany such certificate and shall be in reasonable detail) showing compliance with Section 5.2(a), (b), (c), (d) and (e) hereof is in conformity with the terms of this Agreement;

          (iii) As soon as available and in any event within 90 days after the end of each fiscal year of the Company, a copy of the consolidated balance sheet of the Company and its Subsidiaries as of the end of such fiscal year and the related consolidated statements of income and cash flow of the Company and its Subsidiaries for such fiscal year, with a customary audit report of Coopers & Lybrand, or other independent certified public accountants selected by the Company and acceptable to the Required Banks, without qualifications unacceptable to the Required Banks, together with a certificate of such accountants stating (A) that they have reviewed this Agreement and stating further whether, in the course of their review of such financial statements, they have become aware of any Event of Default or Default and if an Event of Default or Default then exists and is continuing, a statement setting forth the nature and status thereof, and (B) that a computation by the Company (which computation shall accompany such certificate and shall be in reasonable detail) showing compliance with Section 5.2 (a), (b), (c), (d) and (e) hereof is in conformity with the terms of this Agreement;

          (iv) Promptly after the sending or filing thereof, copies of all reports, proxy statements and financial statements which the Company sends to or files with any of their respective security holders or any securities exchange or the Securities and Exchange Commission or any successor agency thereof;

          (v) Promptly and in any event within 10 calendar days after receiving or becoming aware thereof (A) a copy of any notice of intent to terminate any Plan of any Borrower, their respective Significant Subsidiaries or any ERISA Affiliate filed with the PBGC, (B) a statement of the chief financial officer of such Borrower setting forth the details of the occurrence of any Reportable Event with respect to any such Plan, (C) a copy of any notice that any Borrower, any of their respective Significant Subsidiaries or any ERISA Affiliate may receive from the PBGC relating to the intention of the PBGC to terminate any such Plan or to appoint a trustee to administer any such Plan, or (D) a copy of any notice of failure to make a required installment or other payment within the meaning of Section 412(n) of the Code or Section 302(f) of ERISA with respect to any such Plan; and

          (vi) Promptly, such other information respecting the business, properties, operations or condition, financial or otherwise, of any Borrower or any of their respective Significant Subsidiaries as any Bank or the Agent may from time to time reasonably request.

          (e) Accounting; Access to Records, Books, Etc. Maintain a system of accounting established and administered in accordance with sound business practices to permit preparation of financial statements in accordance with generally accepted accounting principles and to comply with the requirements of this Agreement and, on and after an Event of Default, at any reasonable time and from time to time with prior notice to the Company, permit any Bank or the Agent or any agents or representatives thereof to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Borrowers and their respective Significant Subsidiaries, and to discuss the affairs, finances and accounts of the Borrowers and their respective Significant Subsidiaries with their respective directors, officers, employees and independent auditors, provided that representatives of the Company selected by the Company are present during any such visit or discussion, and by this provision the Company does hereby authorize such persons to discuss such affairs, finances and accounts with any Bank or the Agent subject to the above terms and conditions.

          (f) Guaranties. Cause each person (other than a person organized under the laws of a jurisdiction other than the United States or any political subdivision thereof) that is or becomes a Significant Subsidiary of any Borrower from time to time to execute and deliver a Guaranty to the Banks, together with the other documentation relating to such Guaranty similar to that required to be delivered by or on behalf of the Borrowers under Section
2.7 (a), (b), (c), (e) and (f).

          (g) Further Assurances. Will, and will cause each Guarantor to, execute and deliver within 30 days after request therefor by the Required Banks or the Agent, all further instruments and documents and take all further action that may be necessary or desirable, in order to give effect to, and to aid in the exercise and enforcement of the rights and remedies of the Banks and the Agent under, this Agreement and the Notes. In addition, the Company agrees to deliver to the Agent and the Banks from time to time upon the acquisition or creation of any Significant Subsidiary not listed in Schedule 4.4 hereto supplements to Schedule 4.4 such that such Schedule, together with such supplements, shall at all times accurately reflect the information provided for thereon.

          5.2 Negative Covenants. Until the later of the Termination Date and the latest Maturity Date of any outstanding Term Loan and thereafter until irrevocable payment in full of the principal of and accrued interest on the Notes and the performance of all other obligations of each Borrower under this Agreement, each Borrower agrees that, unless the Required Banks shall otherwise consent in writing it shall not, and shall not permit any of its Significant Subsidiaries to:

          (a) Current Ratio and Working Capital. Permit or suffer (i) the ratio of Consolidated Current Assets of the Company and its Subsidiaries to Consolidated Current Liabilities of the Company and its Subsidiaries to be less than 1.50 to 1.00 and (ii) the Consolidated Working Capital of the Company and its Subsidiaries to be less than $125,000,000 at any time. The Company shall not be in breach of this covenant unless both (i) and (ii) are breached.

          (b) Net Worth. Permit or suffer Consolidated Net Worth of the Company and its Subsidiaries at any time to be less than $200,000,000 plus 50% of Cumulative Net Income of the Company and its Subsidiaries for each fiscal year of the Company ending after April 27, 1991.

          (c) Tangible Net Worth. Permit or suffer the Consolidated Tangible Net Worth of the Company and its Subsidiaries at any time to be less than $150,000,000 plus 50% of Cumulative Net Income for each fiscal year of the Company ending after April 27, 1991.

          (d) Interest Coverage Ratio. Permit or suffer the Interest Coverage Ratio to be less than (i) 2.00 to 1.00 as of the end of each fiscal quarter ending after the Effective Date through May 2, 1996, and (ii) 2.25 to 1.00 as of the end of any fiscal quarter thereafter; provided, however, that during such time as the Company has an Investment Grade Senior Debt Rating of BBB+ or higher, the step-up under clause (ii) above shall not be required.

          (e) Funded Debt. Create, incur, assume or in any manner become liable in respect of, or suffer to exist, any Funded Debt other than:

                (i)  The Advances; or

                (ii) Funded Debt in aggregate outstanding principal amount not exceeding 50% of Consolidated Total Capitalization of the Company and its Subsidiaries or 55% of Consolidated Tangible Capitalization of the Company and its Subsidiaries.

          (f) Short Term Borrowings. Permit or suffer the aggregate Short Term Borrowings of the Company and its Subsidiaries to exceed $35,000,000.

          (g) Liens. Create, incur or suffer to exist any Lien on any of the assets, rights, revenues or property, real, personal or mixed, tangible or intangible, whether now owned or hereafter acquired, of the Company or any of its Subsidiaries, other than:

                (i) Liens for taxes not delinquent or for taxes being contested in good faith by appropriate proceedings and as to which adequate financial reserves have been established on its books and records;

                (ii) Liens (other than any Lien imposed by ERISA) created and maintained in the ordinary course of business which are not material in the aggregate, and which would not have a material adverse effect on the business or operations of the Company and its Subsidiaries taken as a whole and which constitute (A) pledges or deposits under worker's compensation laws, unemployment insurance laws or similar legislation, (B) good faith deposits in connection with bids, tenders, contracts or leases to which the Company or any of its Subsidiaries is a party for a purpose other than borrowing money or obtaining credit, including rent security deposits, (C) liens imposed by law, such as those of carriers, warehousemen and mechanics, if payment of the obligation secured thereby is not yet due, (D) Liens securing taxes, assessments or other governmental charges or levies not yet subject to penalties for nonpayment, and (E) pledges or deposits to secure public or statutory obligations of the Company or any of its Subsidiaries, or surety, customs or appeal bonds to which the Company or any of its Subsidiaries is a party;

          (iii) Liens affecting real property which constitute minor survey exceptions or defects or irregularities in title, minor encumbrances, easements or reservations of, or rights of others for, rights of way, sewers, electric lines, telegraph and telephone lines and other similar purposes, or zoning or other restrictions as to the use of such real property, provided that all of the foregoing, in the aggregate, do not at any time materially detract from the value of said properties or materially impair their use in the operation of the businesses of the Company and its Subsidiaries taken as a whole;

          (iv) Each Lien described in Schedule 5.2 hereto may be suffered to exist upon the same terms as those existing on the date hereof, including extensions, renewals and replacements thereof so long as such extension, renewal or replacement does not increase the principal amount of the Funded Debt secured or extend such Lien to any other property, assets, rights or revenues;

          (v) (A) any Lien in property or in rights relating thereto to secure any rights granted with respect to such property in connection with the provision of all or a part of the purchase price or cost of the construction of such property created contemporaneously with, or within 360 days after such acquisition or the completion of such construction, or (B) any Lien in property existing in such property at the time of acquisition thereof, whether or not the debt secured thereby is assumed by the Company or a Subsidiary, or (C) any Lien existing in the property of a corporation at the time such corporation is merged into or consolidated with the Company or a Subsidiary or at the time of a sale, lease, or other disposition of the properties of a corporation or firm as an entirety or substantially as an entirety to the Company or a Subsidiary; provided, in the case of (A), (B) and (C), no such Liens shall exceed 100% of the fair market value of the related property and not more than one such Lien shall encumber such property at any one time;

          (vi) Liens granted by any Subsidiary in favor of the Company or any other Subsidiary; and

          (vii) The interest or title of a lessor under any lease otherwise permitted under this Agreement with respect to the property subject to such lease to the extent performance of the obligations of the Company or its Subsidiary thereunder is not delinquent.

Notwithstanding the foregoing subparagraphs (i) through (vii), and in addition to the Liens permitted thereby, the Company and its Subsidiaries may create, issue, incur or assume Liens in an aggregate amount at any time outstanding not exceeding 15% of Consolidated Tangible Net Worth of the Company and its Subsidiaries.

          (h) Merger; Etc. Merge or consolidate or amalgamate with any other person or take any other action having a similar effect, provided, however, (i) a Subsidiary of the Company may merge with the Company, provided that the Company shall be the surviving corporation, (ii) a Subsidiary of the Company may merge or consolidate with another Subsidiary of the Company and (iii) this
Section 5.2(h) shall not prohibit any merger if the surviving or continuing corporation is incorporated in the United States and, immediately after such merger, no Default or Event of Default shall exist or shall have occurred and be continuing and, prior to the consummation of such merger, the Company shall have provided to the Banks an express written assumption by such surviving or continuing corporation in form and substance satisfactory to the Required Banks of all obligations of the Company hereunder and under the Notes and an opinion of counsel and a certificate of the chief financial officer of the Company (attaching computations to demonstrate compliance with all financial covenants hereunder), each stating that such merger complies with this Section 5.2(h) and that any other conditions under this Agreement relating to such transaction have been satisfied.

          (i) Disposition of Assets; Etc. Sell, lease, license, transfer, assign or otherwise dispose of all or a substantial portion of its business, assets, rights, revenues or property, real, personal or mixed, tangible or intangible, whether in one or a series of transactions, other than inventory sold in the ordinary course of business upon customary credit terms and sales of scrap or obsolete material or equipment, provided, however, that this Section 5.2(i) shall not prohibit any such sale, lease, license, transfer, assignment or other disposition if the aggregate book value (disregarding any write-downs of such book value other than ordinary depreciation and amortization) of all of the business, assets, rights, revenues and property disposed of after the date of this Agreement shall be less than 10% percent of such aggregate book value of the Consolidated total assets of the Company and its Subsidiaries as of the most recently ended fiscal year, and if immediately after such transaction, no Default or Event of Default shall exist or shall have occurred and be continuing. Notwithstanding the foregoing, (i) any Subsidiary may sell, lease, transfer or otherwise dispose of its assets to the Company or any other Subsidiary, and (ii) the Company or any Subsidiary may sell, lease, transfer or otherwise dispose of its assets in excess of the limitation set forth above so long as the proceeds of such sale are used (x) to purchase or committed to purchase other property of a similar nature of at least equivalent value within twelve (12) months of such sale or (y) to prepay Funded Debt and Loans.

          (j) Acquisitions. Acquire all or any substantial portion of the assets or securities of any person if the total cash or cash equivalent consideration, including promissory notes but excluding stock or other consideration that is not cash or the equivalent of cash, and other acquisition costs would exceed $50,000,000, without the consent of the Required Banks.

                                  ARTICLE VI.
                                    DEFAULT
                                    -------


          6.1 Events of Default. The occurrence of any one of the following events or conditions shall be deemed an "Event of Default" hereunder unless waived by the Required Banks pursuant to Section 9.1:

          (a) Nonpayment of Principal. Any Borrower shall fail to pay when due any principal of the Notes or any reimbursement obligation under Section 3.3 (whether by deemed disbursement of a Revolving Credit Loan or otherwise); or

          (b) Nonpayment of Interest. Any Borrower shall fail to pay when due any interest or any fees or any other amount payable hereunder and such failure shall remain unremedied for three Business Days; or

          (c) Misrepresentation. Any representation or warranty made by any Borrower or any Guarantor in Article IV hereof, any Guaranty or any other certificate, report, financial statement or other document furnished by or on behalf of any Borrower or any Guarantor in connection with this Agreement shall prove to have been incorrect in any material respect when made or deemed made; or

          (d) Certain Covenants. Any Borrower shall fail to perform or observe any term, covenant or agreement contained in Section 5.2(f),(g),(h),(i), or (j) hereof; or

          (e) Other Defaults. Any Borrower or any Guarantor shall fail to perform or observe any other term, covenant or agreement contained in this Agreement or any Guaranty, and any such failure shall remain unremedied for 10 calendar days after notice thereof shall have been given to such Borrower or such Guarantor, as the case may be, by the Agent; or

          (f) Cross Default. Any Borrower or any of their respective Significant Subsidiaries shall fail to pay any part of the principal of, the premium, if any, or the interest on, or any other payment of money due under any of its Indebtedness (other than Indebtedness hereunder), beyond any period of grace provided with respect thereto, which individually or together with other such Indebtedness as to which any such failure exists has an aggregate outstanding principal amount in excess of $10,000,000; or if any Borrower or any of their respective

Significant Subsidiaries fails to perform or observe any other term, covenant or agreement contained in any agreement, document or instrument evidencing or securing any such Indebtedness having such aggregate outstanding principal amount, or under which any such Indebtedness was issued or created, beyond any period of grace, if any, provided with respect thereto and such Borrower or such Significant Subsidiary has been notified by the creditor of such default; or

          (g) Judgments. One or more judgments or orders for the payment of money in an aggregate amount of $25,000,000 shall be rendered against any Borrower or any of their respective Significant Subsidiaries, or any other judgment or order (whether or not for the payment of money) shall be rendered against or shall affect any Borrower or any of their respective Significant Subsidiaries which causes or could cause a material adverse change in the business, properties, operations or financial condition of the Company and its Subsidiaries taken as a whole or which does or could have a material adverse effect on the legality, validity or enforceability of this Agreement or the Notes or any Guaranty, and either (i) such judgment or order shall have remained unsatisfied or uninsured for a period of 21 days and such Borrower or such Significant Subsidiary shall not have taken action necessary to stay enforcement thereof by reason of pending appeal or otherwise, prior to the expiration of the applicable period of limitations for taking such action or, if such action shall have been taken, a final order denying such stay shall have been rendered, or
(ii) enforcement proceedings shall have been commenced by any creditor upon any such judgment or order; or

          (h) ERISA. The occurrence of a Reportable Event that results in or could result in liability of any Borrower, any Significant Subsidiary of any Borrower or their ERISA Affiliates to the PBGC or to any Plan and such Reportable Event is not corrected within thirty (30) days after the occurrence thereof; or the occurrence of any Reportable Event which could constitute grounds for termination of any Plan of any Borrower, their respective Significant Subsidiaries or their ERISA Affiliates by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer any such Plan and such Reportable Event is not corrected within thirty (30) days after the occurrence thereof; or the filing by any Borrower, any Significant Subsidiary of any Borrower or any of their ERISA Affiliates of a notice of intent to terminate a Plan or the institution of other proceedings to terminate a Plan; or any Borrower, any Significant Subsidiary of any Borrower or any of their ERISA Affiliates shall fail to pay when due any liability to the PBGC or to a Plan; or the PBGC shall have instituted proceedings to terminate, or to cause a trustee to be appointed to administer, any Plan of any Borrower, their respective Significant Subsidiaries or their ERISA Affiliates; or any person engages in a Prohibited Transaction with respect to any Plan which results in or could result in liability of the any Borrower, any Significant Subsidiary of any Borrower, any of their ERISA Affiliates, any Plan of any Borrower, their respective Significant Subsidiaries or their ERISA Affiliates or fiduciary of any such Plan; or failure by any Borrower, any Significant Subsidiary of any Borrower or any of their ERISA Affiliates to make a required installment or other payment to any Plan within the meaning of Section 302(f) of ERISA or Section 412(n) of the Code that results in or could result in liability of any Borrower, any Significant Subsidiary of any Borrower or any of their ERISA Affiliates to the PBGC or any Plan; or the withdrawal of any Borrower, any of their respective Significant Subsidiaries or any of their ERISA Affiliates from a Plan during a plan year in which it was a "substantial employer" as defined in Section 4001(9a)(2) of ERISA; or any Borrower, any of their respective Significant Subsidiaries or any of their ERISA Affiliates becomes an employer with respect to any Multiemployer Plan without the prior written consent of the Required Banks; provided, however, that this Section 6.1(h) shall apply only to events or occurrences which, when aggregated with all other events and occurrences described in this Section 6.1(h), could result in liability to the Borrowers or their respective Significant Subsidiaries greater than $25,000,000; or

          (i) Insolvency, Etc. Any Borrower or any of their respective Significant Subsidiaries shall be dissolved or liquidated (or any judgment, order or decree therefor shall be entered), or shall generally not pay its debts as they become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors, or shall institute, or there shall be instituted against any Borrower or any of their respective Significant Subsidiaries, any proceeding or case seeking to adjudicate it a bankrupt or insolvent or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief or protection of debtors or seeking the entry of an order for relief, or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its assets, rights, revenues or property, and, if such proceeding is instituted against such Borrower or such Significant Subsidiary and is being contested by such Borrower or such Significant Subsidiary, as the case may be, in good faith by appropriate proceedings, such proceeding shall remain undismissed or unstayed for a period of 60 days; or such Borrower or such Significant Subsidiary shall take any action (corporate or other) to authorize or further any of the actions described above in this subsection; or

          (j) Change of Control. The Company shall experience a Change of Control. For purposes of this Section 6.1(j), a "Change of Control" shall occur if during any twelve-month period (i) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13D-3 promulgated by the Securities and Exchange Commission under said Act) of 50% or more in voting power of the voting shares of the Company that were outstanding as of the date of this Agreement and (ii) a majority of the board of directors of the Company shall cease for any reason to consist of individuals who as of a date twelve months prior to any date compliance herewith is determined were directors of the Company.

          6.2 Remedies. (a) Upon the occurrence and during the continuance of any Event of Default, the Agent may and, upon being directed to do so by the Required Banks, shall by notice to the Company (i) terminate the Commitments or
(ii) declare the outstanding principal of, and accrued interest on, the Notes and all other amounts owing under this Agreement to be immediately due and payable, or (iii) demand immediate delivery of cash collateral, and the Borrowers agree to deliver such cash collateral upon demand, in an amount equal to the maximum amount that may be available to be drawn at any time prior to the stated expiry of all outstanding Letters of Credit, or any one or more of the foregoing, whereupon the Commitments shall terminate forthwith and all such amounts, including cash collateral, shall become immediately due and payable, provided that in the case of any event or condition described in Section 6.1(i) with respect to any Borrower, the Commitments shall automatically terminate forthwith and all such amounts, including cash collateral, shall automatically become immediately due and payable without notice; in all cases without demand, presentment, protest, diligence, notice of dishonor or other formality, all of which are hereby expressly waived. Such cash collateral delivered in respect of outstanding Letters of Credit shall be deposited in a special cash collateral account to be held by the Agent as collateral security for the payment and performance of the Borrowers' obligations under this Agreement to the Banks and the Agent.

          (b) The Agent may and, upon being directed to do so by the Required Banks, shall, in addition to the remedies provided in Section 6.2(a), exercise and enforce any and all other rights and remedies available to it or the Banks, whether arising under this Agreement, the Notes or under applicable law, in any manner deemed appropriate by the Agent, including suit in equity, action at law, or other appropriate proceedings, whether for the specific performance (to the extent permitted by law) of any covenant or agreement contained in this Agreement or in the Notes or in aid of the exercise of any power granted in this Agreement or the Notes.

          (c) Upon the occurrence and during the continuance of any Event of Default, each Bank may at any time and from time to time exercise any of its rights of set off or bankers lien that it may possess by common law or statute without prior notice to the Borrowers, provided that each Bank may also set off against any deposit whether or not it is then matured. Each Bank agrees to promptly notify the Company after any such setoff and application, provided that the failure to give such notice shall not effect the validity of such setoff and application. The rights of such Bank under this Section 6.2(c) are in addition to other rights and remedies which such Bank may have.


                                  ARTICLE VII.
                            THE AGENT AND THE BANKS
                            -----------------------

          7.1 Appointment and Authorization. Each Bank hereby irrevocably appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms hereof or thereof, together with all such powers as are reasonably incidental thereto. The provisions of this Article VII are solely for the benefit of the Agent and the Banks, and the

Borrowers shall not have any rights as a third party beneficiary of any of the provisions hereof. In performing its functions and duties under this Agreement, the Agent shall act solely as agent of the Banks and does not assume and shall not be deemed to have assumed any obligation towards or relationship of agency or trust with or for the Borrowers.

          7.2 Agent and Affiliates. NBD Bank, N.A. in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise or refrain from exercising the same as though it were not the Agent. NBD Bank, N.A. and its affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to, and generally engage in any kind of banking, trust, financial advisory or other business with any Borrower or any Subsidiary of any Borrower as if it were not acting as Agent hereunder, and may accept fees and other consideration therefor without having to account for the same to the Banks.

          7.3 Scope of Agent's Duties. The Agent shall have no duties or responsibilities except those expressly set forth herein, and shall not, by reason of this Agreement, have a fiduciary relationship with any Bank, and no implied covenants, responsibilities, duties, obligations or liabilities shall be read into this Agreement or shall otherwise exist against the Agent. As to any matters not expressly provided for by this Agreement (including, without limitation, collection and enforcement actions under the Notes), the Agent shall not be required to exercise any discretion or take any action, but the Agent shall take such action or omit to take any action pursuant to the written instructions of the Required Banks and may request instructions from the Required Banks. The Agent shall in all cases be fully protected in acting, or in refraining from acting, pursuant to the written instructions of the Required Banks, which instructions and any action or omission pursuant thereto shall be binding upon all of the Banks; provided, however, that the Agent shall not be required to act or omit to act if, in the judgment of the Agent, such action or omission may expose the Agent to personal liability or is contrary to this Agreement, the Notes or applicable law.

          7.4 Reliance by Agent. The Agent shall be entitled to rely upon any certificate, notice, document or other communication (including any cable, telegram, telex, facsimile transmission or oral communication) believed by it to be genuine and correct and to have been sent or given by or on behalf of a proper person. The Agent may treat the payee of any Note as the holder thereof unless and until the Agent receives written notice of the assignment thereof pursuant to the terms of this Agreement signed by such payee and the Agent receives the written agreement of the assignee that such assignee is bound hereby to the same extent as if it had been an original party hereto. The Agent may employ agents (including without limitation collateral agents) and may consult with legal counsel (who may be counsel for the Borrowers), independent public accountants and other experts selected by it and shall not be liable to the Banks, except as to money or property received by it or its authorized agents, for the negligence or misconduct of any such agent selected by it with reasonable care or for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

          7.5 Default. The Agent shall not be deemed to have knowledge of the occurrence of any Default or Event of Default, unless the Agent has received written notice from a Bank or a Borrower specifying such Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Agent receives such a notice, the Agent shall give written notice thereof to the Banks.

          7.6 Liability of Agent. Neither the Agent nor any of its directors, officers, agents, or employees shall be liable to the Banks for any action taken or not taken by it or them in connection herewith with the consent or at the request of the Required Banks or in the absence of its or their own gross negligence or willful misconduct. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify (i) any recital, statement, warranty or representation contained in this Agreement or any Note or any Guaranty, or in any certificate, report, financial statement or other document furnished in connection with this Agreement, (ii) the performance or observance of any of the covenants or agreements of any Borrower or any Guarantor, (iii) the satisfaction of any condition specified in Article II hereof, or (iv) the validity, effectiveness, legal enforceability, value or genuineness of this Agreement or the Notes or any collateral subject thereto or any other instrument or document furnished in connection herewith.

          7.7 Nonreliance on Agent and Other Banks. Each Bank acknowledges and agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrowers and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decision in taking or not taking action under this Agreement. The Agent shall not be required to keep itself informed as to the performance or observance by any Borrower or any Guarantor of this Agreement, the Notes or any other documents referred to or provided for herein or to inspect the properties or books of any Borrower or any Guarantor and, except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank with any information concerning the affairs, financial condition or business of the Borrowers or any of their respective Subsidiaries which may come into the possession of the Agent or any of its affiliates.

          7.8 Indemnification. The Banks agree to indemnify the Agent (to the extent not reimbursed by the Borrowers, but without limiting any obligation of the Borrowers to make such reimbursement), ratably according to the respective principal amounts of the Advances then outstanding made by each of them (or if no Advances are at the time outstanding, ratably according to the respective amounts of their Commitments), from and against any and all claims, damages, losses, liabilities, costs or expenses of any kind or nature whatsoever (including, without limitation, fees and disbursements of counsel) which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or the transactions contemplated hereby or any action taken or omitted by the Agent under this Agreement, provided, however, that no Bank shall be liable for any portion of such claims, damages, losses, liabilities, costs or expenses resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including without limitation fees and expenses of counsel) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, to the extent that the Agent is not reimbursed for such expenses by the Borrowers, but without limiting the obligation of the Borrowers to make such reimbursement. Each Bank agrees to reimburse the Agent promptly upon demand for its ratable share of any amounts owing to the Agent by the Banks pursuant to this Section. If the indemnity furnished to the Agent under this Section shall, in the judgment of the Agent, be insufficient or become impaired, the Agent may call for additional indemnity from the Banks and cease, or not commence, to take any action until such additional indemnity is furnished.

          7.9 Resignation of Agent. The Agent may resign as such at any time upon thirty days' prior written notice to the Borrowers and the Banks. In the event of any such resignation, the Required Banks shall, by an instrument in writing delivered to the Borrowers and the Agent, appoint a successor, which shall be a Bank or any other commercial bank organized under the laws of the United States or any State thereof and having a combined capital and surplus of at least $500,000,000. The Agent shall consult with the Borrowers and keep the Borrowers informed regarding the appointment of a successor Agent. If a successor is not so appointed or does not accept such appointment before the Agent's resignation becomes effective, the resigning Agent may appoint a temporary successor to act until such appointment by the Required Banks is made and accepted or if no such temporary successor is appointed as provided above by the resigning Agent, the Required Banks shall thereafter perform all the duties of the Agent hereunder until such appointment by the Required Banks is made and accepted. Any successor to the Agent shall execute and deliver to the Borrowers and the Banks an instrument accepting such appointment and thereupon such successor Agent, without further act, deed, conveyance or transfer shall become vested with all of the properties, rights, interests, powers, authorities and obligations of its predecessor hereunder with like effect as if originally named as Agent hereunder. Upon request of such successor Agent, the Borrowers and the resigning Agent shall execute and deliver such instruments of conveyance, assignment and further assurance and do such other things as may reasonably be required for more fully and certainly vesting and confirming in such successor Agent all such properties, rights, interests, powers, authorities and obligations. The provisions of this Article VII shall thereafter remain effective for such resigning Agent with respect to any actions taken or omitted to be taken by such Agent while acting as the Agent hereunder.

          7.10 Sharing of Payments. The Banks agree among themselves that, in the event that any Bank shall obtain payment in respect of any Advance or any other obligation owing to the Banks under this Agreement through the exercise of a right of set-off, banker's lien, counterclaim or otherwise in excess of its ratable share of payments received by all of the Banks on account of the Advances and other obligations (or if no Advances are outstanding, ratably according to the respective amounts of the Commitments), such Bank shall promptly purchase from the other Banks participations in such Advances and other obligations in such amounts, and make such other adjustments from time to time, as shall be equitable to the end that all of the Banks share such payment in accordance with such ratable shares. The Banks further agree among themselves that if payment to a Bank obtained by such Bank through the exercise of a right of set-off, banker's lien, counterclaim or otherwise as aforesaid shall be rescinded or must otherwise be restored, each Bank which shall have shared the benefit of such payment shall, by repurchase of participations theretofore sold, return its share of that benefit to each Bank whose payment shall have been rescinded or otherwise restored. The Borrowers agree that any Bank so purchasing such a participation may, to the fullest extent permitted by law, exercise all rights of payment, including set-off, banker's lien or counterclaim, with respect to such participation as fully as if such Bank were a holder of such Advance or other obligation in the amount of such participation. The Banks further agree among themselves that, in the event that amounts received by the Banks and the Agent hereunder are insufficient to pay all such obligations or insufficient to pay all such obligations when due, the fees and other amounts owing to the Agent in such capacity shall be paid therefrom before payment of obligations owing to the Banks under this Agreement, other than agency fees payable pursuant to Section 2.5(d) of this Agreement which shall be paid on a pro rata basis with amounts owing to the Banks. Except as otherwise expressly provided in this Agreement, if any Bank or the Agent shall fail to remit to the Agent or any other Bank an amount payable by such Bank or the Agent to the Agent or such other Bank pursuant to this Agreement on the date when such amount is due, such payments shall be made together with interest thereon for each date from the date such amount is due until the date such amount is paid to the Agent or such other Bank at a rate per annum equal to the rate at which borrowings are available to the payee in its overnight federal funds market. It is further understood and agreed among the Banks and the Agent that if the Agent or any Bank shall engage in any other transactions with any Borrower and shall have the benefit of any collateral or security therefor which does not expressly secure the obligations arising under this Agreement except by virtue of a so-called dragnet clause or comparable provision, the Agent or such Bank shall be entitled to apply any proceeds of such collateral or security first in respect of the obligations arising in connection with such other transaction before application to the obligations arising under this Agreement.

                                 ARTICLE VIII.
                                   GUARANTY
                                   --------

          As an inducement to the Banks and the Agent to enter into the transactions contemplated by this Agreement, the Company agrees with the Banks and the Agent as follows:

          8.1 Guarantee of Obligations. (a) The Company hereby (i) guarantees, as principal obligor and not as surety only, to the Banks the prompt payment of the principal of and any and all accrued and unpaid interest (including interest which otherwise may cease to accrue by operation of any insolvency law, rule, regulation or interpretation thereof) on the Advances and all other obligations of the Borrowing Subsidiaries to the Banks and the Agent under this Agreement when due, whether by scheduled maturity, acceleration or otherwise, all in accordance with the terms of this Agreement and the Notes, including, without limitation, default interest, indemnification payments and all reasonable costs and expenses incurred by the Banks and the Agent in connection with enforcing any obligations of the Borrowing Subsidiaries hereunder, including without limitation the reasonable fees and disbursements of counsel, (ii) guarantees the prompt and punctual performance and observance of each and every term, covenant or agreement contained in this Agreement and the Notes to be performed or observed on the part of the Borrowing Subsidiaries and (iii) agrees to make prompt payment, on demand, of any and all reasonable costs and expenses incurred by the Banks or the Agent in connection with enforcing the obligations of the Company hereunder, including, without limitation, the reasonable fees and disbursements of counsel (all of the foregoing being collectively referred to as the "Guaranteed Obligations").

          (b) If for any reason any duty, agreement or obligation of any Borrowing Subsidiary contained in this Agreement shall not be performed or observed by any Borrowing Subsidiary as provided therein, or if any amount payable under or in connection with this Agreement shall not be paid in full when the same becomes due and payable, the Company undertakes to perform or cause to be performed promptly each of such duties, agreements and obligations and to pay forthwith each such amount to the Agent for the account of the Banks regardless of any defense or setoff or counterclaim which any Borrowing Subsidiary may have or assert, and regardless of any other condition or contingency.

          8.2 Nature of Guaranty. The obligations of the Company hereunder constitute an absolute and unconditional and irrevocable guaranty of payment and not a guaranty of collection and are wholly independent of and in addition to other rights and remedies of the Banks and the Agent and are not contingent upon the pursuit by the Banks and the Agent of any such rights and remedies, such pursuit being hereby waived by the Company.

          8.3  Waivers and Other Agreements.  The Company hereby unconditionally
(a) waives any requirement that the Banks or the Agent, upon the occurrence of an Event of Default first make demand upon, or seek to enforce remedies against any Borrowing Subsidiary before demanding payment under or seeking to enforce the obligations of the Company hereunder, (b) covenants that the obligations of the Company hereunder will not be discharged except by complete performance of all obligations of the Borrowing Subsidiary contained in this Agreement and the Notes, (c) agrees that the obligations of the Company hereunder shall remain in full force and effect without regard to, and shall not be affected or impaired, without limitation, by any invalidity, irregularity or unenforceability in whole or in part of this Agreement or the Notes, or any limitation on the liability of the Borrowing Subsidiaries thereunder, or any limitation on the method or terms of payment thereunder which may or hereafter be caused or imposed in any manner whatsoever (including, without limitation, usury laws), (d) waives diligence, presentment and protest with respect to, and any notice of default or dishonor in the payment of any amount at any time payable by the Borrowing Subsidiaries under or in connection with this Agreement or the Notes, and further waives any requirement of notice of acceptance of, or other formality relating to, the obligations of the Company hereunder and (e) agrees that the Guaranteed Obligations shall include any amounts paid by the Borrowing Subsidiaries to the Banks or the Agent which may be required to be returned to the Borrowing Subsidiaries or to its representative or to a trustee, custodian or receiver for any Borrowers.

          8.4 Obligations Absolute. The obligations, covenants, agreements and duties of the Company under this Agreement shall not be released, affected or impaired by any of the following whether or not undertaken with notice to or consent of the Company: (a) an assignment or transfer, in whole or in part, of the Advances made to the Borrowing Subsidiary or of this Agreement or any Note although made without notice to or consent of the Company, or (b) any waiver by any Bank or the Agent or by any other person, of the performance or observance by any Borrowing Subsidiary of any of the agreements, covenants, terms or conditions contained in this Agreement or in the other Loan Documents, or (c) any indulgence in or the extension of the time for payment by any Borrowing Subsidiary of any amounts payable under or in connection with this Agreement or any other Loan Document, or of the time for performance by any Borrowing Subsidiary of any other obligations under or arising out of this Agreement or any other Loan Document, or the extension or renewal thereof, or (d) the modification, amendment or waiver (whether material or otherwise) of any duty, agreement or obligation of any Borrowing Subsidiary set forth in this Agreement or any other Loan Document (the modification, amendment or waiver from time to time of this Agreement and the other Loan Documents being expressly authorized without further notice to or consent of the Company), or (e) the voluntary or involuntary liquidation, sale or other disposition of all or substantially all of the assets of any Borrowing Subsidiary or any receivership, insolvency, bankruptcy, reorganization, or other similar proceedings, affecting any Borrowing Subsidiary or any of its assets, or (f) the merger or consolidation of any Borrowing Subsidiary or the Company with any other person, or (g) the release of discharge of any Borrowing Subsidiary or the Company from the performance or observance of any agreement, covenant, term or condition contained in this Agreement or any other Loan Document, by operation of law, or
(h) any other cause whether similar or dissimilar to the foregoing which would release, affect or impair the obligations, covenants, agreements or duties of the Company hereunder.

          8.5 No Investigation by Banks or Agent. The Company hereby waives unconditionally any obligation which, in absence of such provision, the Banks or the Agent might otherwise have to investigate or to assure that there has been compliance with the law of any jurisdiction with respect to the Guaranteed Obligations recognizing that, to save both time and expense, the Company has requested that the Banks and the Agent not undertake such investigation. The Company hereby expressly confirms that the obligations of the Company hereunder shall remain in full force and effect without regard to compliance or noncompliance with any such law and irrespective of any investigation or knowledge of any Bank or the Agent of any such law.

          8.6 Indemnity. As a separate, additional and continuing obligation, the Company unconditionally and irrevocably undertakes and agrees with the Banks and the Agent that, should the Guaranteed Obligations not be recoverable from the Company under Section 8.1 for any reason whatsoever (including, without limitation, by reason of any provision of this Agreement or the Notes or any other agreement or instrument executed in connection herewith being or becoming void, unenforceable, or otherwise invalid under any applicable law) then, notwithstanding any knowledge thereof by any Bank or the Agent at any time, the Company as sole, original and independent obligor, upon demand by the Agent, will make payment to the Agent for the account of the Banks and the Agent of the Guaranteed Obligations by way of a full indemnity in such currency and otherwise in such manner as is provided in this Agreement and the Notes.

          8.7 Subordination, Subrogation, Etc. The Company agrees that any present or future indebtedness, obligations or liabilities of any Borrowing Subsidiary to Company shall be fully subordinate and junior in right and priority of payment to any present or future indebtedness, obligations or liabilities of the Borrowing Subsidiaries to the Banks and the Agent. The Company waives any right of subrogation to the rights of any Bank or the Agent against any Borrowing Subsidiary or any other person obligated for payment of the Guaranteed Obligations and any right of reimbursement or indemnity whatsoever arising or accruing out of any payment which the Company may make pursuant to this Agreement and the Notes, and any right of recourse to security for the debts and obligations of each Borrowing Subsidiary, unless and until the entire principal balance of and interest on the Guaranteed Obligations shall have been paid in full, and to the extent the Company is an "insider" as defined in
Section 101(2) of the United States Bankruptcy Code, such waiver shall be permanent and shall not be revoked or terminated in any event, including payment in full of the principal and interest of the Guaranteed Obligations.


                                  ARTICLE IX.
                                 MISCELLANEOUS
                                 -------------

          9.1 Amendments, Etc. (a) No amendment, modification, termination or waiver of any provision of this Agreement nor any consent to any departure therefrom shall be effective unless the same shall be in writing and signed by the Borrowers and the Required Banks and, to the extent any rights or duties of the Agent may be affected thereby, the Agent, provided, however, that no such amendment, modification, termination, waiver or consent shall, without the consent of the Agent and all of the Banks, (i) authorize or permit the extension of time for, or any reduction of the amount of, any payment of the principal of, or interest on, the Notes or any Letter of Credit reimbursement obligation, or any fees or other amount payable hereunder, (ii) amend or terminate the respective Commitment of any Bank set forth on the signature pages hereof or modify the provisions of this Section regarding the taking of any action under this Section or the provisions of Section 9.10 or the definition of Required Banks, or (iii) provide for the discharge of any Guarantor.

          (b) Any such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

          (c) Notwithstanding anything herein to the contrary, no Bank that is in default of any of its obligations, covenants or agreements under this Agreement shall be entitled to vote (whether to consent or to withhold its consent) with respect to any amendment, modification, termination or waiver of any provision of this Agreement or any departure therefrom or any direction from the Banks to the Agent, and, for purposes of determining the Required Banks at any time when any Bank is in default under this Agreement, the Commitments and Advances of such defaulting Banks shall be disregarded.

          9.2 Notices. (a) Except as otherwise provided in Section 9.2(c) hereof, all notices and other communications hereunder shall be in writing and shall be delivered or sent to the Borrowers at 500 Kirts Blvd., Troy, Michigan 48084, Attention: Richard J. Morris, Facsimile No. (810) 362-3656, and to the Agent and the Banks at the respective addresses and numbers for notices set forth on the signatures pages hereof, or to such other address as may be designated by any Borrower, the Agent or any Bank by notice to the other parties hereto. All notices and other communications shall be deemed to have been given at the time of actual delivery thereof to such address, or if sent by certified or registered mail, postage prepaid, to such address, on the third day after the date of mailing, or if deposited prepaid with Federal Express or other nationally recognized overnight delivery service prior to the deadline for next day delivery, on the Business Day next following such deposit, provided, however, that notices to the Agent shall not be effective until received.

          (b) Notices by a Borrower to the Agent with respect to terminations or reductions of the Commitments pursuant to Section 2.4, requests for Advances pursuant to Section 2.6, requests for continuations or conversions of Loans pursuant to Section 2.9 and notices of prepayment pursuant to Section 3.1 shall be irrevocable and binding on the Borrowers.

          (c) Any notice to be given by a Borrower to the Agent pursuant to Sections 2.6 or 2.9 and any notice to be given by the Agent or any Bank hereunder, may be given by telephone, and all such notices given by a Borrower must be immediately confirmed in writing in the manner provided in Section 9.2(a). Any such notice given by telephone shall be deemed effective upon receipt thereof by the party to whom such notice is to be given.

          9.3 No Waiver By Conduct; Remedies Cumulative. No course of dealing on the part of the Agent or any Bank, nor any delay or failure on the part of the Agent or any Bank in exercising any right, power or privilege hereunder shall operate as a waiver of such right, power or privilege or otherwise prejudice the Agent's or such Bank's rights and remedies hereunder; nor shall any single or partial exercise thereof preclude any further exercise thereof or the exercise of any other right, power or privilege. No right or remedy conferred upon or reserved to the Agent or any Bank under this Agreement or the Notes or any Guaranty is intended to be exclusive of any other right or remedy, and every right and remedy shall be cumulative, except as limited by this Agreement, and in addition to every other right or remedy granted thereunder or now or hereafter existing under any applicable law. Every right and remedy granted by this Agreement or the Notes or any Guaranty or by applicable law to the Agent or any Bank may be exercised from time to time and as often as may be deemed expedient by the Agent or any Bank and, unless contrary to the express provisions of this Agreement or the Notes or such Guaranty, irrespective of the occurrence or continuance of any Default or Event of Default.

          9.4 Reliance on and Survival of Various Provisions. All terms, covenants, agreements, representations and warranties of any Borrower or any Guarantor made herein, in any Guaranty or in any certificate, report, financial statement or other document furnished by or on behalf of any Borrower or any Guarantor in connection with this Agreement shall be deemed to be material and to have been relied upon by the Banks, notwithstanding any investigation heretofore or hereafter made by any Bank or on such Bank's behalf, and those covenants and agreements of the Borrowers set forth in Sections 3.7, 3.9 and 9.5 hereof shall survive the repayment in full of the Advances and the termination of the Commitments for a period of one year from such repayment or termination.

          9.5 Expenses. (a) The Borrowers agree to pay, or reimburse the Agent for the payment of, on demand, (i) the reasonable fees and expenses of counsel to the Agent, including without limitation the fees and expenses of Dickinson, Wright, Moon, Van Dusen & Freeman in connection with the preparation, execution, delivery and administration of this Agreement, the Notes and the consummation of the transactions contemplated hereby, and in connection with advising the Agent as to its rights and responsibilities with respect thereto, and in connection with any amendments, waivers or consents in connection therewith, and (ii) all stamp and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing or recording of this Agreement, the Notes and the consummation of the transactions contemplated hereby, and any and all liabilities with respect to or resulting from any delay in paying or omitting to pay such taxes or fees, and (iii) all reasonable costs and expenses of the Agent and any Bank (including without limitation reasonable fees and expenses of counsel, including without limitation counsel who are employees of the Agent or any Bank, and whether incurred through negotiations, legal proceedings or otherwise) in connection with any Default or Event of Default or the enforcement of, or the exercise or preservation of any rights under, this Agreement or the Notes or any Guaranty or in connection with any refinancing or restructuring of the credit arrangements provided under this Agreement and (iv) all reasonable costs and expenses of the Agent and the Banks (including reasonable fees and expenses of counsel) in connection with any action or proceeding relating to a court order, injunction or other process or decree restraining or seeking to restrain the Agent from paying any amount under, or otherwise relating in any way to, any Letter of Credit and any and all costs and expenses which any of them may incur relative to any payment under any Letter of Credit.

          (b) Each Borrower hereby indemnifies and agrees to hold harmless the Banks and the Agent, and their respective officers, directors, employees and agents, harmless from and against any and all claims, damages, losses, liabilities, costs or expenses of any kind or nature whatsoever which the Banks or the Agent or any such person may incur or which may be claimed against any of them by reason of or in connection with any Letter of Credit, and neither any Bank nor the Agent or any of their respective officers, directors, employees or agents shall be liable or responsible for: (i) the use which may be made of any Letter of Credit or for any acts or omissions of any beneficiary in connection therewith; (ii) the validity, sufficiency or genuineness of documents or of any endorsement thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; (iii) payment by the Agent to the beneficiary under any Letter of Credit against presentation of documents which do not comply with the terms of any Letter of Credit, including failure of any documents to bear any reference or adequate reference to such Letter of Credit; (iv) any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit; or (v) any other event or circumstance whatsoever arising in connection with any Letter of Credit; provided, however, that the Borrowers shall not be required to indemnify the Banks and the Agent and such other persons, and the Agent shall be liable to the Borrowers to the extent, but only to the extent, of any direct, as opposed to consequential or incidental, damages suffered by the Borrowers which were caused by (A) the Agent's wrongful dishonor of any Letter of Credit after the presentation to it by the beneficiary thereunder of a draft or other demand for payment and other documentation strictly complying with the terms and conditions of such Letter of Credit, or (B) the Agent's payment by the Agent to the beneficiary under any Letter of Credit against presentation of documents which do not comply with the terms of the Letter of Credit to the extent, but only to the extent, that such payment constitutes gross negligence or wilful misconduct of the Agent. It is understood that in making any payment under a Letter of Credit the Agent will rely on documents presented to it under such Letter of Credit as to any and all matters set forth therein without further investigation and regardless of any notice or information to the contrary, and such reliance and payment against documents presented under a Letter of Credit substantially complying with the terms thereof shall not be deemed gross negligence or wilful misconduct of the Agent in connection with such payment.

          9.6 Successors and Assigns. (a) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, provided that no Borrower may, without the prior consent of the Banks, assign its rights or obligations hereunder or under the Notes and the Banks shall not be obligated to make any Loan hereunder to any entity other than the Borrowers.

          (b) Any Bank may, with the prior consent of the Company (which consent may be withheld in the sole discretion of the Company), sell to any financial institution or institutions, and such financial institution or institutions may further sell, a participation interest (undivided or divided) in, the Loans and such Bank's rights and benefits under this Agreement and the Notes, and to the extent of that participation interest such participant or participants shall have the same rights and benefits against the Borrowers under Section 3.7, 3.9 and 6.2(c) as it or they would have had if such participant or participants were the Bank making the Loans to the Borrowers hereunder, provided, however, that
(i) such Bank's obligations under this Agreement shall remain unmodified and fully effective and enforceable against such Bank, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) such Bank shall remain the holder of its Notes for all purposes of this Agreement, (iv) the Borrowers, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, and (v) such Bank shall not grant to its participant any rights to consent or withhold consent to any action taken by such Bank or the Agent under this Agreement other than action requiring the consent of all of the Banks hereunder.

          (c) The Agent from time to time in its sole discretion may appoint agents for the purpose of servicing and administering this Agreement and the transactions contemplated hereby and enforcing or exercising any rights or remedies of the Agent provided under this Agreement, the Notes or otherwise. In furtherance of such agency, the Agent may from time to time direct that the Borrowers provide notices, reports and other documents contemplated by this Agreement (or duplicates thereof) to such agent. Each Borrower hereby consents to the appointment of such agent and agrees to provide all such notices, reports and other documents and to otherwise deal with such agent acting on behalf of the Agent in the same manner as would be required if dealing with the Agent itself.

          (d) Each Bank may, with the prior consent of the Company (which consent may be withheld in the sole discretion of the Company) and the Required Banks, assign to one or more banks or other entities all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Loans owing to it and the Note or Notes held by it); provided, however, that (i) each such assignment shall be of a uniform, and not a varying, percentage of all rights and obligations, (ii) except in the case of an assignment of all of a Bank's rights and obligations under this Agreement, (A) the amount of the Commitment of the assigning Bank being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $5,000,000, and in integral multiples of $1,000,000 thereafter, or such lesser amount as the Company and the Agent may consent to and (B) after giving effect to each such assignment, the amount of the Commitment of the assigning Bank shall in no event be less than $3,000,000, (iii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance in the form of Exhibit K hereto (an "Assignment and Acceptance"), together with any Note or Notes subject to such assignment and a processing and recordation fee of $3,000, and (iv) any Bank may without the consent of the Company or the Agent, and without paying any fee, assign or sell a participation interest to any Affiliate of such Bank that is a bank or financial institution all or a portion of its rights and obligations under this Agreement. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in such Assignment and Acceptance, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Bank hereunder and (y) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto).

          (e) By executing and delivering an Assignment and Acceptance, the Bank assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Bank makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; (ii) such assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower or the performance or observance by any Borrower of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 4.6 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such assigning Bank or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement as are delegated to the Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as a Bank.

          (f) The Agent shall maintain at its address designated on the signature pages hereof a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Banks and the Commitment of, and principal amount of the Loans owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Company, the Borrowing Subsidiaries, the Agent and the Banks may treat each person whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Bank at any reasonable time and from time to time upon reasonable prior notice.

          (g) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank and an assignee, together with any Note or Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Company. Within five Business Days after its receipt of such notice, the Borrowers, at their own expense, shall execute and deliver to the Agent in exchange for the surrendered Note or Notes a new Note to the order of such assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment hereunder, a new Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit K hereto.

          (h) No Borrower shall be liable for any costs or expenses of any Bank in effectuating any participation or assignment under this Section 9.6.

          (i) The Banks may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.6, disclose to the assignee or participant or proposed assignee or participant any information relating to the Borrowers.

          (j) Notwithstanding any other provision set forth in this Agreement, any Bank may at any time create a security interest in, or assign, all or any portion of its rights under this Agreement (including, without limitation, the Loans owing to it and the Note or Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System; provided that such creation of a security interest or assignment shall not release such Bank from its obligations under this Agreement.

          9.7 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

          9.8 Governing Law; Consent to Jurisdiction. This Agreement is a contract made under, and shall be governed by and construed in accordance with, the law of the State of Michigan applicable to contracts made and to be performed entirely within such State and without giving effect to choice of law principles of such State. Each Borrower further agrees that any legal action or proceeding with respect to this Agreement or the Notes or the transactions contemplated hereby may be brought in any court of the State of Michigan, or in any court of the United States of America sitting in Michigan, and each Borrower hereby irrevocably submits to and accepts generally and unconditionally the jurisdiction of those courts with respect to its person and property.

          9.9 Table of Contents and Headings. The table of contents and the headings of the various subdivisions hereof are for the convenience of reference only and shall in no way modify any of the terms or provisions hereof.

          9.10 Construction of Certain Provisions. If any provision of this Agreement refers to any action to be taken by any person, or which such person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such person, whether or not expressly specified in such provision.

          9.11 Integration and Severability. This Agreement and the Notes embody the entire agreement and understanding between the Borrowers and the Agent and the Banks, and supersede all prior agreements and understandings, relating to the subject matter hereof. In case any one or more of the obligations of any Borrower under this Agreement or the Notes shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining obligations of such Borrower and the other Borrowers shall not in any way be affected or impaired thereby, and such invalidity, illegality or unenforceability in one jurisdiction shall not affect the validity, legality or enforceability of the obligations of the Borrowers under this Agreement or the Notes in any other jurisdiction.

          9.12 Independence of Covenants. All covenants hereunder shall be given independent effect so that if a particular action or condition is not permitted by any such covenant, the fact that it would be permitted by an exception to, or would be otherwise within the limitations of, another covenant shall not avoid the occurrence of a Default or an Event of Default if such action is taken or such condition exists.

          9.13 Interest Rate Limitation. Notwithstanding any provisions of this Agreement or the Notes, in no event shall the amount of interest paid or agreed to be paid by any Borrower exceed an amount computed at the highest rate of interest permissible under applicable law. If, from any circumstances whatsoever, fulfillment of any provision of this Agreement or the Notes at the time performance of such provision shall be due, shall involve exceeding the interest rate limitation validly prescribed by law which a court of competent jurisdiction may deem applicable hereto, then, ipso facto, the obligations to be fulfilled shall be reduced to an amount computed at the highest rate of interest permissible under applicable law, and if for any reason whatsoever any Bank shall ever receive as interest an amount which would be deemed unlawful under such applicable law such interest shall be automatically applied to the payment of principal of such Bank's Advances outstanding hereunder (whether or not then due and payable) and not to the payment of interest, or shall be refunded to the Borrowers if such principal and all other obligations of the Borrowers to such Bank have been paid in full.

          9.14 Joint Obligations; Contribution Rights; Savings Clause. (a) Notwithstanding anything to the contrary set forth herein or in any Note, the obligations of the Borrowers hereunder and under the Notes are joint.

          (b) If any Borrower makes a payment in respect of the Bank Obligations it shall have the rights of contribution set forth below against the other Borrowers; provided that such Borrower shall not exercise its right of contribution until all the Bank Obligations shall have been paid in full. If any Borrower makes a payment in respect of the Bank Obligations that is smaller in proportion to its Payment Share (as hereinafter defined) than such payments made by the other Borrowers are in proportion to the amounts of their respective Payment Shares, the Borrower making such proportionately smaller payment shall, when permitted by the preceding sentence, pay to the other Borrowers an amount such that the net payments made by the Borrower in respect of the Bank Obligations shall be shared among the Borrowers pro rata in proportion to their respective Payment Shares. If any Borrower receives any payment that is greater in proportion to the amount of its Payment Shares than the payments received by the other Borrowers are in proportion to the amounts of their respective Payment Shares, the Borrower receiving such proportionately greater payment shall, when permitted by the second preceding sentence, pay to the other Borrowers an amount such that the payments received by the Borrowers shall be shared among the Borrowers pro rata in proportion to their respective Payment Shares. Notwithstanding anything to the contrary contained in this paragraph or in this Agreement, no liability or obligation of any Borrower that shall accrue pursuant to this paragraph shall be paid nor shall it be deemed owed pursuant to this paragraph until all of the Bank Obligations shall be paid in full.

          For purposes hereof, the "Payment Share" of each Borrower shall be the sum of (a) the aggregate proceeds of the Bank Obligations received by such Borrower (and, if received subject to a repayment obligation remaining unpaid on the Obligation Date, as hereinafter defined), plus (b) the product of (i) the aggregate Bank Obligations remaining unpaid on the date such Bank Obligations become due and payable in full, whether by stated maturity, acceleration, or otherwise (the "Obligation Date") reduced by the amount of such Bank Obligations attributed to Borrowers pursuant to clause (a) above, times (ii) a fraction, the numerator of which is such Borrower's net worth on the effective date of this Agreement (determined as of the end of the immediately preceding fiscal reporting period of the Borrower), and the denominator of which is the aggregate net worth of all Borrowers on such effective date.

          (c) It is the intent of each Borrower, the Agent and the Banks that each Borrower's maximum Bank Obligations shall be in, but not in excess of:

          (i) in a case or proceeding commenced by or against such Borrower under the Bankruptcy Code on or within one year from the date on which any of the Bank Obligations are incurred, the maximum amount that would not otherwise cause the Bank Obligations (or any other obligations of such Borrower to the Agent and the Banks) to be avoidable or unenforceable against such Borrower under (A) Section 548 of the Bankruptcy Code or (B) any state fraudulent transfer or fraudulent conveyance act or statute applied in such case or proceeding by virtue of Section 544 of the Bankruptcy Code; or

          (ii) in a case or proceeding commenced by or against such Borrower under the Bankruptcy Code subsequent to one year from the date on which any of the Bank Obligations are incurred, the maximum amount that would not otherwise cause the Bank Obligations (or any other obligations of such Borrower to the Agent and the Banks) to be avoidable or unenforceable against such Borrower under any state fraudulent transfer or fraudulent conveyance act or statute applied in any such case or proceeding by virtue of Section 544 of the Bankruptcy Code;

          (iii) in a case or proceeding commenced by or against such Borrower under any law, statute or regulation other than the Bankruptcy Code (including, without limitation, any other bankruptcy, reorganization, arrangement, moratorium, readjustment of debt, dissolution, liquidation or similar debtor relief laws), the maximum amount that would not otherwise cause the Bank Obligations (or any other obligations of such Borrower to the Agent and the Banks) to be avoidable or unenforceable against such Borrower under such law, statute or regulation including, without limitation, any state fraudulent transfer or fraudulent conveyance act or statute applied in any such case or proceeding.

          (d) The Borrowers acknowledge and agree that they have requested that the Banks make credit available to the Borrowers with each Borrowing Subsidiary expecting to derive benefit, directly and indirectly, from the loans and other credit extended by the Banks to the Borrowers.

          9.15 Confidentiality. The Banks and the Agent shall hold all confidential information obtained pursuant to the requirements of this Agreement which has been identified as such by the Company in accordance with their customary procedures for handling confidential information of this nature and in accordance with safe and sound banking practices and in any event may make disclosure to its examiners, affiliates, outside auditors, counsel and other professional advisors in connection with this Agreement or as reasonably required by any bona fide transferee or participant in connection with the contemplated transfer of any Note or participation therein or as required or requested by any governmental agency or representative thereof or pursuant to legal process. Without limiting the foregoing, it is expressly understood that such confidential information shall not include information which, at the time of disclosure is in the public domain or, which after disclosure, becomes part of the public domain or information which is obtained by any Bank or the Agent prior to the time of disclosure and identification by the Company under this Section, or information received by any Bank or the Agent from a third party. Nothing in this Section or otherwise shall prohibit any Bank or the Agent from disclosing any confidential information to the other Banks or the Agent or render any of them liable in connection with any such disclosure.

          9.16 Additional Banks. The Company and the Agent may at any time and from time to time designate additional financial institutions ("Additional Banks") to be parties to this Agreement, or any Bank may increase the amount of its Commitment, provided that the aggregate Commitments of all Additional Banks plus any increase in the amount of the Commitments of any existing Bank shall not exceed $50,000,000. Any Additional Bank shall become a party to this Agreement and be considered a Bank hereunder for all purposes if (a) it shall agree in writing to be bound by all of the terms and provisions of this Agreement, such agreement to specify the amount of the Commitment of such Additional Bank and to be otherwise in form and substance satisfactory to the Company and the Agent, (b) it shall make Advances to the Borrowers in the principal amount which bears the same ratio to the amounts of the Advances of the other Banks then outstanding as the Commitment of such Additional Bank bears to the then Commitments of such other Banks, and (c) a copy of such agreement and evidence satisfactory to the Agent of the making of such Advances shall be furnished to the Banks.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered on the _____ day of July, 1994, which shall be the Effective Date of this Agreement, notwithstanding the day and year first above written.

                              HANDLEMAN COMPANY


                              By: _____________________________

                                Its: ____________________________



Address for Notices:          NBD BANK, N.A., as a Bank and as Agent


611 Woodward Avenue           By: _____________________________
Detroit, Michigan 48226
Attention: Richard H. Huttenlocher     Its: ____________________________
              Vice President
Facsimile No.: (313) 225-2747
Telephone No.: (313) 225-2259

Commitment Amount:  $85,000,000

Initial Percentage of
 Total Commitments: 34%

Address for Notices:          COMERICA BANK


500 Woodward Avenue, 8th Floor    By: _____________________________
Detroit, Michigan  48226
Attention: Mr. David C. Bird         Its: ___________________________
            Vice President
Facsimile No.: (313) 222-9516
Telephone No.: (313) 222-5060

Commitment Amount: $58,000,000

Initial Percentage of
 Total Commitments: 23.2%


Address for Notices:          PNC BANK, NATIONAL ASSOCIATION


500 West Madison Street       By: _____________________________
Suite 3410
Chicago, Illinois  60606             Its: __________________________
Attention: Mr. John F. Broeren
Facsimile No.: (312) 906-3420
Telephone No.: (312) 906-3424

Commitment Amount: $30,000,000

Initial Percentage of
 Total Commitments: 12%

Address for Notices:          UNITED STATES NATIONAL BANK
                                OF OREGON


309 S.W. Sixth Avenue         By: _____________________________
Portland, Oregon  97208
Attention: Ms. Clara Jones       Its: __________________________
Facsimile No.: (503) 275-5428
Telephone No.: (503) 275-3192


Commitment Amount: $25,000,000

Initial Percentage of
 Total Commitments: 10%


Address for Notices:          ROYAL BANK OF CANADA,
                              Grand Cayman (North America
                                No. 1) Branch
Pierrepont Plaza
300 Codman Plaza, 15th Floor
Brooklyn, New York 11201-2701    By: _____________________________

Attention: Loans Administration     Its:___________________________
Facsimile No.: (718) 522-____
Telephone No.: (212) 858-7183

With a Copy to:


One North Franklin
Suite 700
Chicago, Illinois  60606
Attention: Ms. Pat Herbig
Facsimile No.: (312) 551-0805
Telephone No.: (312) 551-1616

Commitment Amount: $20,000,000

Initial Percentage of
 Total Commitments: 8%


Address for Notices:             TRUST COMPANY BANK


25 Park Place-Mail Code 124      By: _____________________________
Atlanta, Georgia  30303
Attention: Mr. John Vincent               Its: __________________________
Facsimile No.: (404) 827-6270
Telephone No.: (404) 588-7794    By: _____________________________

Commitment Amount: $20,000,000            Its: __________________________

Initial Percentage of
 Total Commitments: 8%


Address for Notices:             THE FIFTH THIRD BANK


38 Fountain Square Plaza         By: _____________________________
Dept. #00752
Cincinnati, Ohio  45263              Its: __________________________
Attention: Mr. Andrew Hauck
Facsimile No.: (513) 579-5226
Telephone No.: (513) 579-4104

Commitment Amount: $12,000,000

Initial Percentage of
 Total Commitments: 4.8%

                                      -97-

                                   AGREEMENT
                                   ---------



          Reference is made to the Credit Agreement dated as of July 12, 1994 (as now or hereafter amended or modified from time to time, the "Credit Agreement") among HANDLEMAN COMPANY, a Michigan corporation (the "Company"), certain borrowing subsidiaries designated therein from time to time (the "Borrowing Subsidiaries, and collectively with the Company, the "Borrowers"), the banks named therein (the "Banks") and NBD BANK, formerly known as NBD Bank, N.A., as agent for the Banks (the "Agent"). Terms defined in the Credit Agreement are used herein with the same meaning.

          1. North Coast Entertainment, Inc., a Michigan corporation (the "New Borrowing Subsidiary") has decided to become a Borrowing Subsidiary under the Credit Agreement, with its address for notice as described next to its signature below. The New Borrowing Subsidiary (i) confirms that it has received a copy of the Credit Agreement, together with copies of documents and information as it has deemed appropriate to make its own decision to enter into this Agreement;
(ii) agrees that it will perform in accordance with all of the obligations and comply with all of the covenants that by the terms of the Credit Agreement and the other Loan Documents are required to be performed by or complied with by it as a Borrowing Subsidiary; (iii) confirms that the representations and warranties contained in Article IV of the Credit Agreement and in any other Credit Agreement applicable to a Borrowing Subsidiary are true and correct as of the date hereof as to the New Borrowing Subsidiary.

          2. Upon execution and delivery of this Agreement by the Company, the New Borrowing Subsidiary and the Required Banks to the Agent together with all other items required pursuant to paragraph 3, the New Borrowing Subsidiary shall be a party to the Credit Agreement and have the rights and obligations of a Borrowing Subsidiary thereunder.

          3. This Agreement shall not become effective and the New Borrowing Subsidiary shall not become a Borrowing Subsidiary under the Credit Agreement until receipt by the Agent of the following documents and completion of the following matters, in form and substance reasonably satisfactory to the Agent:

          (a) A certificate of incumbency of the New Borrowing Subsidiary containing, and attesting to the genuineness of, the signatures of those officers authorized to act on behalf of the New Borrowing Subsidiary in connection with this Agreement, the Credit Agreement and the Notes and the consummation by the New Borrowing Subsidiary of the transactions contemplated herein, certified as true and correct as of the effective date of this Agreement by a duly authorized officer of the New Borrowing Subsidiary and the Company, respectively;

          (b) The Notes, duly executed on behalf of the Company and the New Borrowing Subsidiary, for each Bank; and

          (c) This Agreement duly executed on behalf of the New Borrowing Subsidiary, the Company and the Required Banks.

          4. The Company (a) fully consents to the New Borrowing Subsidiary becoming a Borrowing Subsidiary; (b) agrees that the Guaranty contained in
Article VIII of the Credit Agreement with respect to the indebtedness, obligations and liabilities of the Borrowing Subsidiaries in favor of the Agent and the Banks is ratified and confirmed and shall remain in full force and effect; and (c) confirms that all indebtedness, obligations and liabilities of the Borrowing Subsidiaries, including the New Borrowing Subsidiary, outstanding to the Banks under the Loan Documents are guaranteed by the Guaranty.

          5. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Michigan.

          6. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

          7. Each of the undersigned Banks below consents to the New Borrowing Subsidiary becoming a Borrowing Subsidiary under the Credit Agreement. Upon delivery of this executed Agreement to the Agent, the Agent shall deliver a copy of this Agreement to each Bank, together with the original Notes payable to each such Bank.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officer thereunto duly authorized as of the ____ day of February, 1995.


500 Kirts Blvd.                   NORTH COAST ENTERTAINMENT, INC.
Troy, Michigan 48084

Attention: Richard J. Morris      By:______________________________________
Facsimile No. (810) 362-3656
                                   Its:____________________________________


                                  HANDLEMAN COMPANY

                                  By:_____________________________________

                                   Its:___________________________________


                                  NBD BANK, formerly known as NBD Bank, N.A., as Agent and Individually as a Bank


                                  By: _____________________________________

                                    Its: __________________________________


                                  COMERICA BANK


                                  By: _____________________________________

                                    Its: __________________________________

                                  PNC BANK, NATIONAL ASSOCIATION


                                  By: _____________________________________

                                    Its: __________________________________


                                  UNITED STATED NATIONAL BANK OF
                                  OREGON


                                  By: _____________________________________

                                    Its: __________________________________


                                  ROYAL BANK OF CANADA, GRAND CAYMAN
                                  (NORTH AMERICA NO. 1) BRANCH


                                  By: _____________________________________

                                    Its: __________________________________


                                  TRUST COMPANY BANK


                                  By: _____________________________________

                                    Its: __________________________________

                             THE FIFTH THIRD BANK

                                  By: _____________________________________

                                    Its: __________________________________




Exhibits and Schedules to this Credit Agreement are not attached hereto, but are available upon request to the Registrant.








                                     -102-

                                                                       EXHIBIT B

                               Handleman Company
                                Note Agreement

                         Dated as of November 1, 1994
                    $20,000,000 7.81% Series A Senior Notes
                              Due April 21, 2000
                    $55,000,000 8.26% Series B Senior Notes
                             Due November 18, 2001
                    $25,000,000 8.59% Series C Senior Notes
                             Due February 28, 2005

                               TABLE OF CONTENTS
(Not a part of the Agreement)

Section              Heading                                                       Page
Section 1.           Description of Notes and Commitment........................     1
  Section 1.1.         Description of Notes.....................................     1
  Section 1.2.         Commitment, Closing Dates................................     2
  Section 1.3.         Other Agreements.........................................     3
  Section 1.4.         Additional Series of Notes...............................     3
Section 2.           Prepayment of Notes........................................     3
  Section 2.1.         Required Prepayments.....................................     3
  Section 2.2.         Optional Prepayment With Premium.........................     4
  Section 2.3.         Prepayment on Change of Control..........................     4
  Section 2.4.         Notice of Prepayments....................................     6
  Section 2.5.         Allocation of Prepayments................................     6
  Section 2.6.         Direct Payment...........................................     6
Section 3.           Representations............................................     7
  Section 3.1.         Representations of the Company...........................     7
  Section 3.2.         Representations of the Purchaser.........................     7
Section 4.           Closing Conditions.........................................     8
  Section 4.1.         Conditions...............................................     8
  Section 4.2.         Waiver of Conditions.....................................     9
Section 5.           Company Covenants..........................................     9
  Section 5.1.         Corporate Existence, Etc.................................     9
  Section 5.2.         Insurance................................................     9
  Section 5.3.         Taxes, Claims for Labor and Materials,
                       Compliance with Laws.....................................    10
  Section 5.4.         Maintenance, Etc.........................................    10
  Section 5.5.         Nature of Business.......................................    10
  Section 5.6.         Current Ratio............................................    10
  Section 5.7.         Consolidated Net Worth...................................    11
  Section 5.8.         Consolidated Tangible Net Worth..........................    11
  Section 5.9.         Limitations on Funded Debt and Current Debt..............    11
  Section 5.10.        Limitation on Liens......................................    12
  Section 5.11.        Mergers, Consolidations and Sales of Assets..............    14
  Section 5.12.        Guaranties...............................................    15
  Section 5.13.        Repurchase of Notes......................................    16
  Section 5.14.        Transactions with Affiliates.............................    16
  Section 5.15.        Termination of Pension Plans.............................    16
  Section 5.16.        Designation of Significant Subsidiaries..................    16
  Section 5.17.        Reports and Rights of Inspection.........................    16
Section 6.           Events of Default and Remedies Therefor....................    20
  Section 6.1.         Events of Default........................................    20
  Section 6.2.         Notice to Holders........................................    21
  Section 6.3.         Acceleration of Maturities...............................    21
  Section 6.4.         Rescission of Acceleration...............................    22

Section 7.           Amendments, Waivers and Consents...........................    22
  Section 7.1.         Consent Required.........................................    22
  Section 7.2.         Solicitation of Holders..................................    23
  Section 7.3.         Effect of Amendment or Waiver............................    23
Section 8.           Interpretation of Agreement................................    23
  Section 8.1.         Definitions..............................................    23
  Section 8.2.         Accounting Principles....................................    31
  Section 8.3.         Directly or Indirectly...................................    31
Section 9.           Miscellaneous..............................................    31
  Section 9.1.         Registered Notes.........................................    31
  Section 9.2.         Exchange of Notes........................................    31
  Section 9.3.         Loss, Theft, Etc. of Notes...............................    32
  Section 9.4.         Expenses, Stamp Tax Indemnity............................    32
  Section 9.5.         Powers and Rights Not Waived; Remedies Cumulative........    32
  Section 9.6.         Notices..................................................    33
  Section 9.7.         Successors and Assigns...................................    33
  Section 9.8.         Survival of Covenants and Representations................    33
  Section 9.9.         Severability.............................................    33
  Section 9.10.        Governing Law............................................    33
  Section 9.11.        Captions.................................................    34
  Section 9.12.        Entire Agreement.........................................    34
Signature Page..................................................................    35

Attachments to Note Agreement:

Schedule I     -     Names and Addresses of Purchasers and Amounts
                     of Commitments

Schedule II    -     Liens Securing Funded Debt (including Capitalized
                     Leases) as of October 1, 1994

Exhibit A-1    -     Form of 7.81% Series A Senior Note due April 21, 2000

Exhibit A-2    -     Form of 8.26% Series B Senior Note due November 18, 2001

Exhibit A-3    -     Form of 8.59% Series C Senior Note due February 28, 2005

Exhibit B      -     Representations and Warranties of the Company

Exhibit C      -     Description of Special Counsel's Closing Opinion

Exhibit D      -     Form of Closing Opinion of Counsel to the Company

Handleman Company Note Agreement

                               HANDLEMAN COMPANY
                              500 KIRTS BOULEVARD
                          TROY, MICHIGAN  48084-5299
                                NOTE AGREEMENT
                    $20,000,000 7.81% Series A Senior Notes
                              Due April 21, 2000
                    $55,000,000 8.26% Series B Senior Notes
                             Due November 18, 2001
                    $25,000,000 8.59% Series C Senior Notes
                             Due February 28, 2005

                                                                Dated as of
                                                                November 1, 1994
To the Purchasers named in Schedule I
 hereto which are signatories of this
 Agreement
Ladies and Gentlemen:
     The undersigned, Handleman Company, a Michigan corporation (the "Company"), agrees with you as follows:
     Section 1. Description of Notes and Commitment.
     Section 1.1 Description of Notes;. The Company will authorize the issue and sale of:
          (a) $20,000,000 aggregate principal amount of its 7.81% Series A Senior Notes (the "Series A Notes") to be dated the date of issue, to bear interest from such date (computed on the basis of a 360-day year of twelve 30-day months) at the rate of 7.81% per annum, payable quarterly on the twenty-first day of each January, April, July and October in each year (commencing July 21, 1995) and at maturity and to bear interest on overdue principal (including any overdue optional prepayment of principal) and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at a rate equal to the greater (determined on a daily basis) of (x) 9.89% per annum, or (y) the rate per annum which NBD Bank, N.A. (or its successor) announces publicly as its "prime" rate of interest (or such lesser amount, if any, as may be required by applicable law), whether by acceleration or otherwise, until paid, to be expressed to mature on April 21, 2000, and to otherwise be substantially in the form attached hereto as Exhibit A-1;
          (b) $55,000,000 aggregate principal amount of its 8.26% Series B Senior Notes (the "Series B Notes") to be dated the date of issue, to bear interest from such date (computed on the basis of a 360-day year of twelve 30-day months) at the rate of 8.26% per

Handleman Company Note Agreement

     annum, payable quarterly on the eighteenth day of each February, May, August and November in each year (commencing February 18, 1995) and at maturity and to bear interest on overdue principal (including any overdue optional prepayment of principal) and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at a rate equal to the greater (determined on a daily basis) of (x) 10.34% per annum, or (y) the rate per annum which NBD Bank, N.A. (or its successor) announces publicly as its "prime" rate of interest (or such lesser amount, if any, as may be required by applicable law), whether by acceleration or otherwise, until paid, to be expressed to mature on November 18, 2001, and to otherwise be substantially in the form attached hereto as Exhibit A-2; and
          (c) $25,000,000 aggregate principal amount of its 8.59% Series C Senior Notes (the "Series C Notes") to be dated the date of issue, to bear interest from such date (computed on the basis of a 360-day year of twelve 30-day months) at the rate of 8.59% per annum, payable quarterly on the twenty-eighth day of each February, May, August and November in each year (commencing May 28, 1995) and at maturity and to bear interest on overdue principal (including any overdue optional prepayment of principal) and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at a rate equal to the greater (determined on a daily basis) of (x) 10.68% per annum, or (y) the rate per annum which NBD Bank, N.A. (or its successor) announces publicly as its "prime" rate of interest (or such lesser amount, if any, as may be required by applicable law), whether by acceleration or otherwise, until paid, to be expressed to mature on February 28, 2005 and to otherwise be substantially in the form attached hereto as Exhibit A-3.
The Series A Notes, the Series B Notes and the Series C Notes are hereinafter sometimes collectively referred to as the "Notes"; and the term "Series" shall include all of the Series A Notes, all of the Series B Notes or, as the case may be, all of the Series C Notes. The Notes are not subject to prepayment or redemption at the option of the Company prior to their expressed maturity dates except on the terms and conditions and in the amounts and with the premium, if any, set forth in (S)2 of this Agreement. You and the other purchasers named in
Schedule I are hereinafter sometimes referred to as the "Purchasers".
     'Section 1.2. Commitment, Closing Dates';. Subject to the terms and conditions hereof and on the basis of the representations and warranties hereinafter set forth, the Company agrees to issue and sell to you, and you agree to purchase from the Company, on the respective Closing Dates hereafter mentioned and at a price of 100% of the principal amount thereof, Notes of the Series and in the principal amount set forth opposite your name on Schedule I.

Handleman Company Note Agreement

     The Notes of the Series set forth opposite your name on Schedule I hereto will be delivered to you on the following dates: the Series B Notes shall be delivered on November 18, 1994 or such other date as shall be mutually agreed upon by the Company and the Purchasers of the Series B Notes (the "First Closing Date"); the Series C Notes shall be delivered on February 28, 1995 or such other date as shall be mutually agreed upon by the Company and the Purchasers of the Series C Notes (the "Second Closing Date"); and the Series A Notes shall be delivered on April 21, 1995 or such other date as shall be mutually agreed upon by the Company and the Purchasers of the Series A Notes (the "Third Closing Date" and collectively with the First Closing Date and the Second Closing Date, the "Closing Dates"). Delivery of the Notes will be made at the offices of Chapman and Cutler, 111 West Monroe Street, Chicago, Illinois 60603, against payment therefor in Federal Reserve or other funds current and immediately available in the Company's Account No. 020-98-63 at NBD Bank, N.A. in Detroit, Michigan (ABA No. 072000326) in the amount of the purchase price at 10:00 A.M., Troy, Michigan time, on the relevant Closing Date. The Notes delivered to you on the relevant Closing Date will be delivered to you in the form of a single registered Note for the full amount of your purchase (unless different denominations are specified by you), registered in your name or in the name of such nominee as you may specify at any time prior to the date fixed for delivery.
     Section 1.3. Other Agreements;. Simultaneously with the execution and delivery of this Agreement, the Company is entering into identical agreements (other than signature lines of the Purchasers) with each of the other Purchasers under which such other Purchasers agree to purchase from the Company the principal amount of Notes set opposite such Purchasers' names in Schedule I, and your obligation and the obligations of the Company hereunder are subject to the execution and delivery of such agreements by the other Purchasers. This Agreement and such agreements with the other Purchasers are herein collectively referred to as the "Agreements". The obligations of each Purchaser shall be several and not joint and no Purchaser shall be liable or responsible for the acts of any other Purchaser.
     Section 1.4. Additional Series of Notes;. The Company may, from time to time, issue and sell additional series of its unsecured promissory notes and may, in connection with the documentation thereof, incorporate by reference various provisions of this Agreement. Such incorporation by reference shall not dilute or otherwise affect the relative priority or other rights of the holders of the Notes hereunder including, without limitation, the percentages of these Notes required to approve an amendment or effectuate a waiver under the provisions of Section 7 or the percentages of these Notes required to accelerate the Notes or rescind such an acceleration under the provisions of Section 6.

Handleman Company Note Agreement

     Section 2. Prepayment of Notes;.
     Section 2.1.  Required Prepayments;.  (a) The Company agrees that:
          (i) on April 21 in each year commencing April 21, 1996 and ending April 21, 1999, both inclusive, the Company will pay and apply and there shall become due and payable on the principal indebtedness evidenced by the Series A Notes an amount equal to the lesser of (x) $4,000,000 or (y) the principal amount of the Series A Notes then outstanding. The entire remaining principal amount of the Series A Notes shall become due and payable on April 21, 2000.
          (ii) on November 18 in each year commencing November 18, 1997 and ending November 18, 2000, both inclusive, the Company will pay and apply and there shall become due and payable on the principal indebtedness evidenced by the Series B Notes an amount equal to the lesser of (x) $11,000,000 or (y) the principal amount of the Series B Notes then outstanding. The entire remaining principal amount of the Series B Notes shall become due and payable on November 18, 2001.
          (iii) on February 28 in each year commencing February 28, 1999 and ending February 28, 2004, both inclusive, the Company will pay and apply and there shall become due and payable on the principal indebtedness evidenced by the Series C Notes an amount equal to the lesser of (x) $3,571,429 or (y) the principal amount of the Series C Notes then outstanding. The entire remaining principal amount of the Series C Notes shall become due and payable on February 28, 2005.
No premium shall be payable in connection with any required prepayment made pursuant to this (S)2.1.
     (b) For purposes of this (S)2.1, (i) any prepayment of less than all of the outstanding Notes of any Series pursuant to (S)2.2 shall be deemed to be applied first to the amount of principal scheduled to remain unpaid at the final maturity of the Notes of such Series, and then to the remaining scheduled principal payments on the Notes of such Series in inverse chronological order, and (ii) any prepayment pursuant to (S)2.3, or any purchase, redemption, retirement or other acquisition by the Company or any Subsidiary or Affiliate of less than all of the outstanding Notes of a Series shall reduce the amount of the payment required at the final maturity of the Notes of such Series and each prepayment required to be made pursuant to this (S)2.1 on the Notes of such Series in the proportion that the principal amount of such purchase, redemption, retirement or other acquisition bears to the unpaid principal amount of the Notes of such Series immediately prior to such purchase, redemption, retirement or other acquisition (after giving effect to any prepayment on the Notes of such Series made pursuant to this (S)2.1 on the date of such purchase, redemption, retirement or other acquisition). Upon making any such

Handleman Company Note Agreement

purchase, redemption, retirement or other acquisition of less than all of the outstanding Notes of a Series, the Company shall provide to each holder of the Notes of such Series an amortization schedule indicating the date and amount of each remaining prepayment required pursuant to this (S)2.1.
     Section 2.2. Optional Prepayment With Premium;. Upon compliance with (S)2.4, the Company shall have the privilege, at any time and from time to time, of prepaying the outstanding Notes, either in whole or in part (but if in part then in a minimum principal amount of $1,000,000) by payment of the principal amount of the Notes, or portion thereof to be prepaid, and accrued interest thereon to the date of such prepayment, together with a premium equal to the Make-Whole Amount, if any, applicable to the Notes, or portion thereof to be prepaid.
     Section 2.3. Prepayment on Change of Control;. (a) In the event that a Change of Control shall occur, the Company will give written notice (the "Company Notice") of such fact not more than 15 business days after such Change of Control to all holders of the Notes. The Company Notice shall (i) describe the facts and circumstances of such Change of Control in reasonable detail, (ii) refer to this (S)2.3 and the rights of the holders hereunder, and (iii) contain an offer by the Company to prepay all, but not less than all, of the outstanding Notes in full, together with accrued interest to the date of prepayment. Each holder of the Notes shall have the right to accept such offer, and have all, but not less than all, Notes held by such holder prepaid in full, by written notice to the Company given within 30 days following receipt of the Company Notice. In the event that any holder of outstanding Notes shall have accepted such offer, the Company will, within 10 business days following the end of such 30-day notice period, give notice of prepayment of such accepting holder's Notes pursuant to the provisions of (S)2.4 and the Company shall prepay all Notes held by each accepting holder at 100% of the principal amount of such Notes, together with accrued interest thereon to the date of prepayment.
     (b) In the event the Company fails to give the Company Notice as required above, each holder of Notes shall have the right to require the Company to prepay all the Notes held by such holder at 100% of the principal amount of such Notes, with the accrued interest thereon to the date of prepayment and a premium equal to the Make-Whole Amount, if any, applicable to the Notes to be prepaid. Written notice of a required prepayment pursuant to this (S)2.3(B) shall be delivered by any holder of Notes to the Company within 90 days after any investment officer of such holder has actual knowledge of such Change of Control. On the date designated in such holder's notice (which shall be no less than 30 days after the date such notice is delivered to the Company, and shall not be more than 60 days after the date of such holder's notice) the Company shall

Handleman Company Note Agreement

prepay the Notes of such holder at 100% of the principal amount thereof, together with accrued interest thereon to the date of prepayment and a premium equal to the Make-Whole Amount, if any, applicable to the Notes to be prepaid. If the holder of any Note gives notice pursuant to this (S)2.3(B), the Company will give a Company Notice within five business days of receipt of such notice to all the remaining holders of the Notes.
     (c) Whether or not notice has been given pursuant to the provisions of
(S)2.3(A), the Company will promptly provide any holder of a Note with all information which it may request which is reasonably necessary in order to enable such holder to evaluate the effect of a Change of Control on such holder's investment in the Notes.
     As used herein the term "Change of Control" shall be deemed to have occurred at such time or times after the First Closing Date as, during any period of twelve consecutive months,
          (i) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act) of 50% or more of the Voting Stock of the Company outstanding on the date of this Agreement; and
          (ii) individuals who at the beginning of such twelve-month period constitute the Company's Board of Directors cease for any reason to constitute a majority of the directors then in office.
     Section 2.4. Notice of Prepayments;. The Company will give notice of any prepayment of the Notes pursuant to (S)2.2 or (S)2.3 (to the extent applicable) to each holder thereof not less than 30 days nor more than 60 days before the date fixed for such prepayment specifying (i) such date, (ii) the principal amount of the holder's Notes to be prepaid on such date, (iii) the estimated Make-Whole Amount, if any, with respect to such holder's Notes and
(iv) the accrued interest applicable to the prepayment. Notice of prepayment having been so given, the aggregate principal amount of the Notes specified in such notice, together with accrued interest thereon and the Make-Whole Amount, if any, payable with respect thereto, shall become due and payable on the prepayment date specified in such notice. In addition, in the event of any prepayment pursuant to (S)2.2 or (S)2.3(B), the Company shall, at least three days prior to the date of such prepayment, provide each holder of a Note written notice of the Make-Whole Amount, if any, payable in connection with such prepayment of such holder's Notes including a reasonably detailed computation thereof.
     Section 2.5. Allocation of Prepayments;. All partial prepayments of the Series A Notes, the Series B Notes or the Series C Notes, as the case may be, pursuant to (S)2.1 shall be applied on all outstanding Notes of such Series ratably in accordance with the unpaid principal amounts thereof. All partial prepayments pursuant to the provisions of (S)2.2 shall be applied on all outstanding Notes (without regard to the Series thereof)

Handleman Company Note Agreement

ratably in accordance with the unpaid principal amounts thereof. All partial prepayments pursuant to the provisions of (S)2.3 shall be allocated as therein provided.
     Section 2.6. Direct Payment;. Notwithstanding anything to the contrary contained in this Agreement or the Notes, in the case of any Note owned by you or your nominee, or owned by any subsequent Institutional Holder which has given written notice to the Company requesting that the provisions of this
(S)2.6 shall apply, the Company will punctually pay when due the principal thereof, interest thereon and premium, if any, due with respect to said principal, without any presentment thereof, directly to you, to your nominee or to such subsequent Institutional Holder at your address or your nominee's address set forth in Schedule I hereto or such other address as you, your nominee or such subsequent Institutional Holder may from time to time designate in writing to the Company or, if a bank account with a United States bank is designated for you or your nominee on Schedule I hereto or in any written notice to the Company from you, from your nominee or from any such subsequent Institutional Holder, the Company will make such payments in immediately available funds (which wire transfer shall be initiated by the transmitting bank not later than 11:00 A.M., Detroit, Michigan time, on the date such payment is due), to such bank account, marked for attention as indicated, or in such other manner or to such other account in any bank in the United States as you, your nominee or any such subsequent Institutional Holder may from time to time direct in writing. You and any subsequent Institutional Holder of any Notes to which this (S)2.6 applies agree that in the event that you or it shall sell or transfer any such Notes you or it will, prior to the delivery of such Notes (unless you or it have already done so), make a notation thereon of all principal, if any, prepaid on such Notes and will also note thereon the date to which interest has been paid on such Notes. With respect to any Notes to which this (S)2.6 applies, the Company shall be entitled to presume conclusively that you or any subsequent Institutional Holder as shall have requested the provisions of this (S)2.6 to apply to its Notes remains the holder of such Notes until such Notes shall have been presented to the Company as evidence of the transfer of such Notes.
     Section 3. Representations;.
     Section 3.1. Representations of the Company;. The Company represents and warrants that all representations and warranties set forth in Exhibit B are true and correct as of the date hereof and are incorporated herein by reference with the same force and effect as though herein set forth in full.
     Section 3.2. Representations of the Purchaser;. You represent, and in entering into this Agreement the Company understands, that
          (a) you are acquiring the Notes for the purpose of investment and not with a view to the distribution thereof (as such term is used

Handleman Company Note Agreement

     in Section 2(11) of the Securities Act of 1933, as amended) in violation of the securities laws of the United States or any state thereof; it being understood, however, that the disposition of your property shall at all times be and remain within your control;
          (b) you have such knowledge and experience in financial and business matters necessary to evaluate the merits and risks connected with the purchase of the Notes;
          (c) you have had the opportunity to ask questions and receive answers relating to the sale of the Notes and to obtain information necessary in order to make your investment decision; and
          (d) at least one of the following statements is an accurate representation as to the source of funds to be used by you to pay the purchase price of the Notes you are purchasing hereunder:
               (i) no part of such funds constitutes assets allocated to any separate account maintained by you in which any employee benefit plan (or its related trust) has any interest; or
               (ii) to the extent that any part of such funds constitutes assets allocated to any separate account maintained by you in which any employee benefit plan (or its related trust) has any interest, (i) such separate account is a "pooled separate account" within the meaning of Prohibited Transaction Class Exemption 90-1, as amended, in which case you have disclosed to the Company the name of each employee benefit plan whose assets in such separate account exceed 10% of the total assets or are expected to exceed 10% of the total assets of such account as of the date of such purchase (and for the purposes of this paragraph (d), all employee benefit plans maintained by the same employer or employee organization are deemed to be a single plan), or
          (ii) such separate account contains only the assets of a specific employee benefit plan, complete and accurate information as to the identity of which you have delivered to the Company.
     As used in this (S)3.2, the terms "employee benefit plan" and "separate account" shall have the respective meanings assigned to such terms in
Section 3 of ERISA.
     Section 4. Closing Conditions;.
     Section 4.1. Conditions;. Your obligation to purchase the Notes of the Series set forth opposite your name on Schedule I on the relevant Closing Date shall be subject to the performance by the Company of its agreements hereunder which by the terms hereof are to be performed at or prior to the time of delivery of the Notes of such Series and to the following further conditions precedent:
          (a) Closing Certificate. You shall have received a certificate dated the relevant Closing Date, signed by the President

Handleman Company Note Agreement

     or a Vice President of the Company, the truth and accuracy of which shall be a condition to your obligation to purchase the Notes proposed to be sold to you on such Closing Date and to the effect that (i) the representations and warranties of the Company set forth in Exhibit B hereto are true and correct on and with respect to such Closing Date, (ii) the Company has performed all of its obligations hereunder which are to be performed on or prior to (x) such Closing Date and (y) each previous Closing Date, if any, and (iii) no Default or Event of Default has occurred and is continuing.
          (b) Legal Opinions. You shall have received from Chapman and Cutler, who are acting as your special counsel in this transaction, and from Honigman Miller Schwartz and Cohn, counsel to the Company, their respective opinions, each dated the relevant Closing Date, in form and substance satisfactory to you, and covering the matters set forth in Exhibits C and D, respectively, hereto.
          (c) Related Transactions. The Company shall have consummated the sale of the entire principal amount of the Notes scheduled to be sold on such Closing Date and each previous Closing Date, if any, pursuant to this Agreement and the other agreements referred to in (S)1.3.
          (d) Private Placement Numbers. On or prior to the First Closing Date, appropriate filings shall have been made with Standard & Poor's Corporation CUSIP Service Bureau, as agent for the National Association of Insurance Commissioners, in order to obtain a private placement number for each Series of Notes.
          (e) Payment of Certain Fees and Expenses. On each Closing Date, the Company shall have paid the outstanding reasonable fees and expenses of Chapman and Cutler, special counsel to the Purchasers, as evidenced by appropriate bills or invoices.
          (f) Satisfactory Proceedings. All proceedings taken in connection with the transactions contemplated by this Agreement, and all documents necessary to the consummation thereof, shall be reasonably satisfactory in form and substance to you and your special counsel, and you shall have received a copy (executed or certified as may be appropriate) of all legal documents or proceedings taken in connection with the consummation of said transactions.
          (g) Legality. The Notes purchased by you on the relevant Closing Date shall qualify on such date as a legal investment under the laws and regulations of each jurisdiction to which you are subject (without resort to so called "basket provisions" permitting limited investments by you without restriction as to the character of a particular investment) and such purchase shall not subject you to any penalty or other onerous condition under or pursuant to any applicable law or governmental regulation; and you shall have received

Handleman Company Note Agreement

     such certificates or other evidence as you may reasonably request to establish compliance with this condition.
     Section 4.2. Waiver of Conditions;. If on the relevant Closing Date the Company fails to tender to you the Notes to be issued to you on such date or if the conditions specified in (S)4.1 have not been fulfilled, you may thereupon elect to be relieved of all further obligations under this Agreement. Without limiting the foregoing, if the conditions specified in (S)4.1 have not been fulfilled, you may waive compliance by the Company with any such condition to such extent as you may in your sole discretion determine. Nothing in this
(S)4.2, other than an express waiver by you of compliance by the Company with any closing condition specified in (S)4.1, shall operate to relieve the Company of any of its obligations hereunder or to waive any of your rights against the Company.
     Section 5. Company Covenants;.
          From and after the First Closing Date and continuing so long as any amount remains unpaid on any Note:
     Section 5.1. Corporate Existence, Etc;. The Company will preserve and keep in full force and effect, and will cause each Significant Subsidiary to preserve and keep in full force and effect, its corporate existence and all licenses and permits necessary to the proper conduct of its business, provided that the foregoing shall not prevent any transaction permitted by (S)5.11.
     Section 5.2. Insurance;. The Company will maintain, and will cause each Significant Subsidiary to maintain, insurance coverage by financially sound and reputable insurers in such forms and amounts and against such risks as are customary for corporations of established reputation engaged in the same or a similar business and owning and operating similar properties.
     Section 5.3.  Taxes, Claims for Labor and Materials, Compliance with
Laws;. The Company will promptly pay and discharge, and will cause each Significant Subsidiary promptly to pay and discharge, all lawful taxes, assessments and governmental charges or levies imposed upon the Company or such Significant Subsidiary, respectively, or upon or in respect of all or any part of the property or business of the Company or such Significant Subsidiary, all trade accounts payable in accordance with usual and customary business terms, and all claims for work, labor or materials, which if unpaid might become a Lien upon any property of the Company or such Significant Subsidiary; provided the Company or such Significant Subsidiary shall not be required to pay any such tax, assessment, charge, levy, account payable or claim if (i) the validity, applicability or amount thereof is being contested in good faith by appropriate actions or proceedings which will prevent the forfeiture or sale of any property of the Company or such Significant Subsidiary or any material interference with the use thereof by the Company or such Significant Subsidiary, and the Company or such Significant Subsidiary shall set aside on its books

Handleman Company Note Agreement

reserves deemed by it to be adequate with respect thereto, or (ii) the failure to pay such tax, assessment, charge, levy, account payable or claim would not, individually or in the aggregate, have, in the reasonable good faith judgment of the Company, a material and adverse affect on the properties, business, prospects, profits or condition of the Company and its Subsidiaries, taken as a whole. The Company will promptly comply, and will cause each Significant Subsidiary to comply, with all laws, ordinances or governmental rules and regulations to which it is subject including, without limitation, the Occupational Safety and Health Act of 1970, as amended, ERISA and Environmental Laws, the violation of which could, individually or in the aggregate, materially and adversely affect the properties, business, prospects, profits or condition of the Company and its Subsidiaries, taken as a whole, or would result in any Lien not permitted under (S)5.10.
     Section 5.4. Maintenance, Etc;. The Company will maintain, preserve and keep, and will cause each Significant Subsidiary to maintain, preserve and keep, its properties which are, individually or in the aggregate, material to the conduct of its business (whether owned in fee or a leasehold interest) in good repair and working order and from time to time will make all necessary repairs, replacements, renewals and additions so that at all times the efficiency thereof shall be maintained.
     Section 5.5. Nature of Business;. (a) Neither the Company nor any Significant Subsidiary will engage in any business if, as a result, the general nature of the business, taken on a consolidated basis which would then be engaged in by the Company and its Significant Subsidiaries would be substantially changed from the general nature of the business engaged in by the Company and its Significant Subsidiaries on the date of this Agreement. (b) At all times after the First Closing Date, Non-Significant Subsidiaries shall not, in the aggregate, own more than 30% of Consolidated Total Assets.
     Section 5.6.  Current Ratio; Consolidated Working Capital;.  The
Company will at all times keep and maintain either (i) the ratio of Consolidated Current Assets to Consolidated Current Liabilities at not less than 1.25 to 1.0; or (ii) Consolidated Working Capital in an amount not less than $100,000,000.
     Section 5.7. Consolidated Net Worth;. The Company will at all times keep and maintain Consolidated Net Worth at an amount not less than the sum of
(i) $244,564,000 plus (ii) 40% of positive Consolidated Net Earnings, if any, for each of the fiscal years of the Company ending after April 30, 1994.
     Section 5.8. Consolidated Tangible Net Worth;. The Company will at all times keep and maintain Consolidated Tangible Net Worth at an amount not less than the sum of (i) $189,564,000 plus (ii) 40% of positive

Handleman Company Note Agreement

     Consolidated Net Earnings, if any, for each of the fiscal years of the Company ending after April 30, 1994.
     Section 5.9. Limitations on Funded Debt and Current Debt;. (a) The Company will not, and will not permit any Subsidiary to, create, issue, assume, guarantee, incur, permit or suffer to exist or in any manner be or become liable in respect of any Funded Debt or Current Debt, except:
          (1) Funded Debt evidenced by the Notes;
          (2) Funded Debt of the Company and its Subsidiaries outstanding as of October 1, 1994 and reflected on Annex 2 to Exhibit B hereof;
          (3) Funded Debt of the Company and its Subsidiaries, provided that at the time of issuance thereof and after giving effect thereto and to the application of the proceeds thereof,
               (A) the aggregate unpaid principal amount of Consolidated Funded Debt shall not exceed the lesser of (x) 55% of Consolidated Total Capitalization, and (y) 60% of Consolidated Tangible Capitalization; and
               (B) the sum of (i) the aggregate unpaid principal amount of Controlled Funded Debt of Subsidiaries plus (ii) the aggregate unpaid principal amount of all Funded Debt of the Company secured by Liens permitted by (S)5.10(J) shall not exceed 15% of Consolidated Net Worth;
          (4) unsecured Current Debt of the Company, provided that during the 365-day period immediately preceding the date of any determination hereunder, there shall have been a period of at least 30 consecutive days during which either (i) the amount of Current Debt of the Company outstanding was zero or (ii) after giving effect to the inclusion in the definition of the term "Funded Debt" of the amounts described in clause
     (iv) of the definition of such term set forth in (S)8.1 hereof, the Company would have been permitted to incur at least $1.00 of additional Funded Debt pursuant to the provisions of (S)5.9(A)(3);
          (5) Funded Debt or Current Debt of a Wholly-owned Subsidiary to the Company or to another Wholly-owned Subsidiary; and
          (6) refundings, renewals or extensions of Funded Debt and Current
     Debt permitted by the foregoing clauses (1) through (5) of this (S)5.9 without increase to the aggregate unpaid principal amount outstanding at the time of such refunding, renewal or extension.
     (b) Any corporation which becomes a Subsidiary after the date hereof shall for all purposes of this (S)5.9 be deemed to have created, issued, assumed or incurred at the time it becomes a Subsidiary all Funded Debt of such corporation existing immediately after it becomes a Subsidiary.

     Section 5.10.  Limitation on Liens;.  The Company will not, and will

Handleman Company Note Agreement

not permit any Subsidiary to, create or incur, or suffer to be incurred or to exist, any Lien on its or their property or assets, whether now owned or hereafter acquired, or upon any income or profits therefrom, or transfer any property for the purpose of subjecting the same to the payment of obligations in priority to the payment of its or their general creditors, or acquire or agree to acquire, or permit any Subsidiary to acquire, any property or assets upon conditional sales agreements or other title retention devices, except:
          (a) Liens for taxes and assessments or governmental charges or levies and Liens securing claims or demands of mechanics and materialmen, provided that payment thereof is not at the time required by (S)5.3;
          (b) Liens of or resulting from any judgment or award, the time for the appeal or petition for rehearing of which shall not have expired, or in respect of which the Company or a Subsidiary shall at any time in good faith be prosecuting an appeal or proceeding for a review and in respect of which a stay of execution pending such appeal or proceeding for review shall have been secured and for which the Company shall have set aside on its books reserves deemed by it to be adequate;
          (c) Liens incidental to the conduct of business or the ownership of properties and assets (including Liens in connection with worker's compensation, unemployment insurance and other like laws, warehousemen's and attorneys' liens and statutory landlords' liens) and Liens to secure the performance of bids, tenders or trade contracts, or to secure statutory obligations, surety or appeal bonds or other Liens of like general nature, provided that all Liens described in this clause (c) are incurred in the ordinary course of business and not in connection with the borrowing of money, and provided further that, in each case, the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings;
          (d) minor survey exceptions or minor encumbrances, easements or reservations, or rights of others for rights-of-way, utilities and other similar purposes, or zoning or other restrictions as to the use of real properties, not incurred in connection with the borrowing of money, and which are necessary for the conduct of the activities of the Company and its Subsidiaries or which customarily exist on properties of corporations engaged in similar activities and similarly situated and which do not in any event materially impair their use in the operation of the business of the Company and its Subsidiaries, taken as a whole;
          (e) Liens securing Indebtedness of a Subsidiary to the Company or to another Subsidiary;

Handleman Company Note Agreement

          (f) Liens existing as of October 1, 1994 and reflected in Schedule II hereto, securing Indebtedness of the Company or any Subsidiary outstanding on such date;
          (g) Liens incurred after the First Closing Date given to secure the payment of the purchase price incurred in connection with the acquisition or construction of any real property or fixed assets (the "New Property") useful and intended to be used in carrying on the business of the Company or a Subsidiary, including Liens existing on such New Property at the time of acquisition thereof or at the time of acquisition by the Company or a Subsidiary of any business entity then owning such New Property, so long as such existing Liens were not incurred, extended or renewed in contemplation of such acquisition, provided that (w) the Lien shall attach solely to the New Property acquired or constructed, (x) at the time of acquisition or construction of such New Property, the aggregate amount remaining unpaid on all Indebtedness secured by Liens on such New Property whether or not assumed by the Company or a Subsidiary shall not exceed 90% (100% in the case of Capitalized Leases and industrial revenue bond financings) of the fair market value at the time of acquisition or construction of such New Property (as determined in good faith by the Board of Directors of the Company), (y) such Lien is created or assumed with respect to such New Property at the time of, or within 120 days after, such acquisition or construction, and (z) all such Indebtedness shall have been incurred within the applicable limitations provided in (S)5.9;
          (h) Liens securing extensions, renewals or refundings of any Indebtedness secured by a Lien permitted pursuant to the provisions of clause (f) above, provided that, at the time of such extension, renewal or refunding and after giving effect thereto and to the application of the proceeds thereof, (x) the aggregate unpaid principal amount of Indebtedness of the Company or any Subsidiary which is secured by a Lien pursuant to this clause (h) shall be not greater than the aggregate unpaid principal amount of such Indebtedness immediately preceding such extension, renewal or refunding, and (y) such Lien shall attach solely to the property which was subject thereto immediately preceding such extension, renewal or refunding;
          (i) The interest of a lessee under any lease of property of the Company or a Subsidiary entered into by the Company or such Subsidiary, as lessor, provided that such lease is entered into in the ordinary course of business of the Company or such Subsidiary; and
          (j) Liens in addition to those described in clauses (a) through (i) above, provided that (x) the sum of (1) the aggregate

Handleman Company Note Agreement

     unpaid principal amount of all Controlled Funded Debt of Subsidiaries, plus
     (2) the aggregate amount of all Indebtedness of the Company secured by Liens pursuant to this clause (j) shall not at any time exceed 15% of Consolidated Net Worth, and (y) all such Indebtedness shall have been incurred within the applicable limitations provided in (S)5.9.
     Section 5.11. Mergers, Consolidations and Sales of Assets;. (a) The Company will not, and will not permit any Subsidiary to, (i) consolidate with or into or be a party to a merger with or into any other corporation or (ii) sell, lease or otherwise dispose of all or any substantial part (as defined in paragraph (c) of this (S)5.11) of the assets of the Company and its Subsidiaries, provided that:
          (1) any Subsidiary may merge or consolidate with or into the Company or any Wholly-owned Subsidiary so long as in any merger or consolidation involving the Company, the Company shall be the surviving or continuing corporation and in any merger or consolidation not involving the Company, a Wholly-owned Subsidiary shall be the surviving or continuing corporation;
          (2) the Company may consolidate or merge with or into any other corporation if (i) either (a) the Company shall be the surviving or continuing corporation, or (b) the surviving or continuing corporation (the "surviving corporation") is a solvent corporation organized under the laws of the United States or any state thereof and expressly and unconditionally assumes in writing the due and punctual performance of all obligations of the Company hereunder and under the Notes, and (ii) at the time of such consolidation or merger and after giving effect thereto no Default or Event of Default shall have occurred and be continuing; and
          (3) any such Subsidiary may sell, lease or otherwise dispose of all or any substantial part of its assets to the Company or any Wholly-owned Subsidiary.
     (b) The Company will not sell, transfer or otherwise dispose of any shares of stock of any Subsidiary (except to qualify directors) or any Indebtedness of any Subsidiary, and will not permit any Subsidiary to sell, transfer or otherwise dispose of (except to the Company or a Wholly-owned Subsidiary) any shares of stock or any Indebtedness of any other Subsidiary, unless:
          (1) the Board of Directors of the Company shall have determined, as evidenced by a resolution thereof, that the proposed sale, transfer or disposition of said shares of stock and Indebtedness is in the best interests of the Company;
          (2) said shares of stock and Indebtedness are sold, transferred or otherwise disposed of to a Person, for a cash consideration and on terms reasonably deemed by the Board of

Handleman Company Note Agreement

     Directors to be adequate and satisfactory;
          (3) the Subsidiary being disposed of shall not have any continuing investment in the Company or any other Subsidiary not being simultaneously disposed of; and
          (4) such sale or other disposition does not involve a substantial part (as hereinafter defined) of the assets of the Company and its Subsidiaries, taken as a whole.
     (c) As used in this (S)5.11, a sale, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Company and its Subsidiaries only if
          (i) the book value of such assets, when added to the book value of all other assets sold, leased or otherwise disposed of by the Company and its Subsidiaries (other than in the ordinary course of business) during the 365-day period immediately preceding such sale, lease or other disposition, exceeds 15% of Consolidated Total Assets, or
          (ii) the book value of such assets, when added to the book value of all other assets sold, leased or otherwise disposed of by the Company and its Subsidiaries (other than in the ordinary course of business) during the period from and after the First Closing Date to and including the date of such sale, lease or other disposition, exceeds 25% of Consolidated Total Assets.
     For purposes of the computation of a "substantial part" pursuant to the requirements of this (S)5.11, the issue or sale by any Subsidiary of any shares of stock of any class (including any warrants, rights or options to purchase or otherwise acquire stock or other Securities exchangeable for or convertible into stock) of such Subsidiary to any Person other than the Company or a Wholly-owned Subsidiary shall be deemed to be a sale of the assets of such Subsidiary.
     Notwithstanding anything to the contrary contained in the foregoing, a sale, lease or other disposition of assets shall not be included in the computation of a "substantial part" of the assets of the Company and its Subsidiaries for purposes of determining compliance with this (S)5.11 if, and to the extent that, (i) such sale, lease or other disposition of assets is permitted pursuant to clause (a)(3) of this (S)5.11, or (ii) the net after tax proceeds from any such sale, lease or other disposition of assets are actually used, or committed to be used pursuant to the terms of a binding, unconditional and non-cancellable contract, in Approved Transactions within 365 days from the respective date of such transaction.
     Section 5.12. Guaranties;. The Company will not, and will not permit any Significant Subsidiary to, become or be liable in respect of any Guaranty except (i) Guaranties by the Company which are limited in amount to a stated maximum dollar exposure and included in Current Debt or Funded Debt, (ii) Guaranties by the Company of obligations incurred by any

Handleman Company Note Agreement

Subsidiary in compliance with (S)5.9(A)(3), or (iii) Guaranties by any Significant Subsidiary of Funded Debt incurred by the Company in compliance with
(S)5.9(A)(2) or (3) and ranking pari passu with the Notes, so long as such Significant Subsidiary shall guarantee the Notes equally and ratably and in a manner reasonably satisfactory to the holders of 66-2/3% of the aggregate principal amount of Notes then outstanding.
     Section 5.13. Repurchase of Notes;. Neither the Company nor any Subsidiary or Affiliate, directly or indirectly, may repurchase or make any offer to repurchase all or any portion of outstanding Notes unless an offer has been made to repurchase Notes, pro rata, from all holders of outstanding Notes, without regard to Series, at the same time and upon the same terms (except that such terms may vary for the Notes of different Series to reflect variations, if any, in the fair market values of such different Series). In case the Company repurchases or otherwise acquires any Notes, such Notes shall immediately thereafter be cancelled and no Notes shall be issued in substitution therefor. Without limiting the foregoing, upon the purchase or other acquisition of any Notes by the Company, any Subsidiary or any Affiliate, such Notes shall no longer be outstanding for purposes of any section of this Agreement relating to the taking by the holders of the Notes of any actions with respect hereto, including, without limitation, (S)6.3, (S)6.4 and (S)7.1.
     Section 5.14. Transactions with Affiliates;. The Company will not, and will not permit any Subsidiary to, enter into or be a party to any material transaction or arrangement with any Affiliate (including, without limitation, the purchase from, sale to, or exchange of property with, or the rendering of any service by or for, any Affiliate), except in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person other than an Affiliate.
     Section 5.15. Termination of Pension Plans;. The Company will not and will not permit any Subsidiary to withdraw from any Multiemployer Plan or permit any employee benefit plan maintained by it to be terminated if such withdrawal or termination could result in withdrawal liability (as described in Part 1 of Subtitle E of Title IV of ERISA) or the imposition of a Lien on any property of the Company or any Subsidiary pursuant to Section 4068 of ERISA.
     Section 5.16. Designation of Significant Subsidiaries;. The Company may designate any Subsidiary (which was not previously designated a Significant Subsidiary) to be a Significant Subsidiary by giving written notice to each holder of Notes that the Board of Directors of the Company has made such designation, provided, however, that no Subsidiary may be designated a Significant Subsidiary unless, at the time of such action and after giving effect thereto, (i) the Company would be permitted to incur

                                     -18-

Handleman Company Note Agreement

at least $1.00 of additional Funded Debt under the provisions of (S)5.9(A)(3), and (ii) no Default or Event of Default shall have occurred and be continuing.
     Section 5.17. Reports and Rights of Inspection;. The Company will keep, and will cause each Subsidiary to keep, proper books of record and account in which entries will be made of all dealings or transactions of, or in relation to, the business and affairs of the Company or such Subsidiary, in accordance with GAAP consistently applied (except for changes disclosed in the financial statements furnished to you pursuant to this (S)5.17 and concurred in by the independent public accountants referred to in (S)5.17(B) hereof), and will furnish to you so long as you are either the holder of any Note or are obligated, pursuant to (S)1.2, to purchase any Note and to each other Institutional Holder of the then outstanding Notes (in duplicate if so specified below or otherwise requested):
          (a) Quarterly Statements. As soon as available and in any event within 45 days after the end of each quarterly fiscal period (except the last) of each fiscal year, copies of:
               (1) a consolidated balance sheet of the Company and its Subsidiaries as of the close of such quarterly fiscal period, setting forth in comparative form the consolidated figures for the fiscal year then most recently ended,
               (2) consolidated statements of income and retained earnings of the Company and its Subsidiaries for such quarterly fiscal period and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form the consolidated figures for the corresponding periods of the preceding fiscal year, and
               (3) a consolidated statement of cash flows of the Company and its Subsidiaries for the portion of the fiscal year ending with such quarterly fiscal period, setting forth in comparative form the consolidated figures for the corresponding period of the preceding fiscal year, all in reasonable detail and certified by an authorized financial officer of the Company as having been prepared in accordance with GAAP;
          (b) Annual Statements. As soon as available and in any event within 120 days after the close of each fiscal year of the Company, copies of:
               (1) a consolidated balance sheet of the Company and its Subsidiaries as of the close of such fiscal year, and
               (2) consolidated statements of income and retained earnings and cash flows of the Company and its Subsidiaries for such fiscal year, in each case setting forth in comparative form the consolidated


                                     -19-

Handleman Company Note Agreement

     figures for the preceding fiscal year, all in reasonable detail and accompanied by a report thereon of a firm of independent public accountants of recognized national standing selected by the Company to the effect that the consolidated financial statements present fairly, in all material respects, the consolidated financial condition of the Company and its Subsidiaries as of the end of the fiscal year being reported on and the results of operations and cash flows for said year in conformity with GAAP and that the examination of such accountants in connection with such financial statements was made in accordance with generally accepted auditing standards and included such tests of the accounting records and such other auditing procedures as said accountants deemed necessary in the circumstances;
          (c) Audit Reports. Promptly upon receipt thereof, one copy of each interim or special audit made by independent accountants of the books of the Company or any Subsidiary and required to be filed with any securities exchange or the Securities and Exchange Commission or any successor agency, or otherwise required to be made public, and any management letter received from such accountants in connection with such audit;
          (d) SEC and Other Reports. Promptly after the distribution, filing or issuance thereof, one copy of each financial statement, report, notice or proxy statement sent by the Company to stockholders generally and of each regular or periodic report, and any registration statement or prospectus filed by the Company or any Subsidiary with any securities exchange or the Securities and Exchange Commission or any successor agency, and copies of any orders in any proceedings (other than proceedings with respect to litigation in the ordinary course of business of the Company and its Subsidiaries) to which the Company or any of its Subsidiaries is a party, issued by any governmental agency, Federal or state, having jurisdiction over the Company or any of its Subsidiaries;
          (e) ERISA Reports. Promptly upon becoming aware thereof, written notice of (i) a Reportable Event with respect to any Plan; (ii) the institution of any steps by the Company, any ERISA Affiliate, the PBGC or any other person to terminate any Plan; (iii) the institution of any steps by the Company or any ERISA Affiliate to withdraw from any Plan; (iv) a non-exempt "prohibited transaction" within the meaning of Section 406 of ERISA in connection with any Plan; (v) any material increase in the contingent liability of the Company or any Subsidiary with respect to any post-retirement welfare liability; or (vi) the taking of any action by, or the threatening of the taking of any action by, the Internal Revenue Service, the Department of Labor or the PBGC with respect to any of the foregoing;


                                     -20-

Handleman Company Note Agreement

          (f) Officers' Certificates. Within the periods provided in paragraphs (a) and (b) above, a certificate of an authorized financial officer of the Company stating that such officer has reviewed the provisions of this Agreement and setting forth: (i) the information and computations (in sufficient detail) required in order to establish whether the Company was in compliance with the requirements of (S)5.6 through
     (S)5.16 at the end of the period covered by the financial statements then being furnished, and (ii) whether there existed as of the date of such financial statements and whether, to the best of such officer's knowledge, there exists on the date of the certificate or existed at any time during the period covered by such financial statements any Default or Event of Default and, if any such condition or event exists on the date of the certificate, specifying the nature and period of existence thereof and the action the Company is taking and proposes to take with respect thereto;
          (g) Accountants' Certificates. Within the period provided in paragraph (b) above, a certificate of the accountants who render an opinion with respect to such financial statements, stating that (i) they have reviewed this Agreement and stating further whether, in making their audit, such accountants have become aware of any Default or Event of Default under any of the terms or provisions of this Agreement insofar as any such terms or provisions pertain to or involve accounting matters or determinations, and if any such condition or event then exists, specifying the nature and period of existence thereof, and (ii) the computation by the Company delivered pursuant to clause (f) hereof (which computation shall accompany such certificate) conforms with the terms of this Agreement;
          (h) Notice of Default or Event of Default. Within 3 business days of becoming aware of the existence of any condition or event which constitutes a Default or an Event of Default, a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;
          (i) Notice of Claimed Default. Immediately upon becoming aware that the holder of any Note or any holder or holders of any evidences of indebtedness for borrowed money of the Company or any Subsidiary aggregating in excess of $5,000,000 has or have given notice or taken any other action with respect to a claimed default or Event of Default, a written notice specifying the notice given or action taken by such holder and the nature of the claimed default or Event of Default and what action the Company is taking or proposes to take with respect thereto; and
          (j) Requested Information.  With reasonable promptness, such


                                     -21-

Handleman Company Note Agreement

     other data and information as you or any such Institutional Holder may reasonably request.
Without limiting the foregoing, the Company will permit you, so long as you are the holder of any Note, and each Institutional Holder of the then outstanding Notes (or such Persons as either you or such Institutional Holder may designate), to visit and inspect, under the Company's guidance, any of the properties of the Company or any Subsidiary, to examine all of their books of account, records, reports and other papers, to make copies and extracts therefrom and to discuss their respective affairs, finances and accounts with their respective officers, employees, and independent public accountants (and by this provision the Company authorizes said accountants to discuss with you the finances and affairs of the Company and its Subsidiaries) all at such reasonable times and as often as may be reasonably requested; provided that representatives selected by the Company may be present during any such visitation or discussion. The Company shall be required to pay or reimburse you or any other holder for all reasonable expenses which you or any such holder may incur in connection with any such visitation or inspection if any Default or Event of Default shall exist or be continuing at the time of such visitation or inspection.
     Section 6. Events of Default and Remedies Therefor;.
     Section 6.1. Events of Default;. Any one or more of the following shall constitute an "Event of Default" as such term is used herein:
          (a) Default shall occur in the payment of interest on any Note when the same shall have become due and such default shall continue for more than 3 business days; or
          (b) Default shall occur in the making of any payment of the principal of any Note or premium, if any, thereon at the expressed maturity or any accelerated maturity date or at any date fixed for prepayment; or
          (c) Default shall occur in the observance or performance of any covenant or agreement contained in (S)5.10 or (S)5.11; or
          (d) Default shall occur in the observance or performance of any covenant or agreement contained in (S)5.6 through (S)5.9 or (S)5.12 through
     (S)5.16 which is not remedied within 10 days after the day on which the Company first receives notice thereof from a holder of a Note; or
          (e) Default shall occur in the observance or performance of any other provision of this Agreement which is not remedied within 30 days after the day on which the Company first obtains knowledge of such default; or
          (f) Default or defaults shall occur in the making of any payment or payments of principal, premium, if any, or interest on any Indebtedness of the Company or any Material Subsidiary having an aggregate unpaid principal amount in excess of $10,000,000, as and

Handleman Company Note Agreement

     when the same shall become due and payable by the lapse of time, by declaration, by call for redemption or otherwise, and any such default shall continue beyond the period of grace, if any, allowed with respect thereto; or
          (g) Default or defaults or the happening of any event shall occur, or any condition shall exist, under any indentures, agreements or other instruments pursuant to which any Indebtedness of the Company or any Material Subsidiary having an aggregate unpaid principal amount in excess of $10,000,000 is outstanding and such default or defaults, event or condition (i) shall constitute a circumstance which with the lapse of time or giving of notice or both would permit the acceleration of such Indebtedness and (ii) shall continue (x) for a period of time sufficient to permit the acceleration of such Indebtedness or (y) if shorter, 30 days; or
          (h) Any representation or warranty made by the Company herein, or made by the Company in any statement or certificate furnished by the Company in connection with the consummation of the issuance and delivery of the Notes or furnished by the Company pursuant hereto, is untrue in any material respect as of the date of the issuance or making thereof; or
          (i) Final judgment or judgments for the payment of money aggregating in excess of $5,000,000 is or are outstanding against the Company or any Material Subsidiary or against any property or assets of either and any one of such judgments has remained unpaid, unvacated, unbonded or unstayed by appeal or otherwise for a period of 45 days from the date of its entry, or is not fully insured against within 45 days from the date of its entry by a reputable insurance company which has acknowledged its obligation for such judgment; or
          (j) A custodian, liquidator, trustee or receiver is appointed for the Company or any Significant Subsidiary or for the major part of the property of either and is not discharged within 30 days after such appointment; or
          (k) The Company or any Significant Subsidiary becomes insolvent or bankrupt, is generally not paying its debts as they become due or makes an assignment for the benefit of creditors, or the Company or any Significant Subsidiary applies for or consents to the appointment of a custodian, liquidator, trustee or receiver for the Company or such Significant Subsidiary or for the major part of the property of either; or
          (l) Bankruptcy, reorganization, arrangement or insolvency proceedings, or other proceedings for relief under any bankruptcy or similar law or laws for the relief of debtors, are instituted by or against the Company or any Significant Subsidiary and, if instituted against the Company or any Significant Subsidiary, are consented to

Handleman Company Note Agreement

     or are not dismissed within 60 days after such institution.
     Section 6.2. Notice to Holders;. When any Event of Default described in the foregoing (S)6.1 has occurred, or if the holder of any Note or of any other evidence of Funded Debt or Current Debt of the Company gives any notice or takes any other action with respect to a claimed default, the Company agrees to give notice thereof as provided in (S)5.17(H) or (S)5.17(I), as the case may be, hereof.
     Section 6.3. Acceleration of Maturities;. When any Event of Default described in paragraph (a) or (b) of (S)6.1 has happened and is continuing, any holder of any Note may, and when any Event of Default described in paragraphs
(c) through (i), inclusive, of (S)6.1 has happened and is continuing, the holder or holders of 51% or more of the principal amount of the Notes at the time outstanding may, by notice to the Company, declare the entire principal and all interest accrued on all Notes to be, and all Notes shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived. When any Event of Default described in paragraph (j), (k) or (l) of (S)6.1 has occurred, then all outstanding Notes shall immediately become due and payable without presentment, demand or notice of any kind. Upon the Notes becoming due and payable as a result of any Event of Default as aforesaid, the Company will forthwith pay to the holders of the Notes the entire principal and interest accrued on such Notes and, in the case of any Event of Default described in paragraphs (a) through
(i), inclusive of (S)6.1, pay to such holders, to the extent not prohibited by applicable law, an amount as liquidated damages for the loss of the bargain evidenced hereby (and not as a penalty) equal to the applicable Make-Whole Amount, determined as of the date on which such Notes shall so become due and payable. No course of dealing on the part of the holder or holders of any Notes nor any delay or failure on the part of any holder of Notes to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. The Company further agrees, to the extent permitted by law, to pay to the holder or holders of the Notes all costs and expenses incurred by them in the collection of any Notes upon any default hereunder or thereon, including reasonable compensation to such holder's or holders' attorneys for all services rendered in connection therewith.
     Section 6.4. Rescission of Acceleration;. The provisions of (S)6.3 are subject to the condition that if the principal of, and accrued interest on, all or any outstanding Notes have been declared immediately due and payable by reason of the occurrence of any Event of Default described in paragraphs (a) through (k), inclusive, of (S)6.1, the holders of 51% in aggregate principal amount of the Notes then outstanding may, by written instrument filed with the Company, rescind and annul such declaration and the consequences thereof, provided that at the time such declaration is

Handleman Company Note Agreement

annulled and rescinded:
          (a) no judgment or decree has been entered for the payment of any monies due pursuant to the Notes or this Agreement;
          (b) all arrears of interest upon all the Notes and all other sums payable under such Notes and under this Agreement (except any principal, interest or premium on such Notes which has become due and payable solely by reason of such declaration under (S)6.3) shall have been duly paid; and
          (c) each and every other Default and Event of Default shall have been made good, cured or waived pursuant to (S)7.1;
and provided further, that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereon.
     Section 7. Amendments, Waivers and Consents;.
     Section 7.1. Consent Required;. Any term, covenant, agreement or condition of this Agreement may, with the consent of the Company, be amended or compliance therewith may be waived (either generally or in a particular instance and either retroactively or prospectively), if the Company shall have obtained the consent in writing of the holders of at least 51% in aggregate principal amount of outstanding Notes; provided that without the written consent of the holders of all of the Notes then outstanding, no such amendment or waiver shall be effective which will change (i) the time of payment of the principal of, or the interest on, any Note or change the principal amount thereof or change the rate of interest thereon, (ii) any of the provisions with respect to prepayments, or (iii) any of the provisions of this (S)7 or (S)6.
     In making any determination, prior to the Third Closing Date, of whether the holders of the requisite percentage of the aggregate principal amount of the outstanding Notes have given their consent for the purposes of this (S)7.1, all Notes issued or to be issued pursuant to the provisions of
(S)1.1 shall, to the extent that they have not theretofore been prepaid, be deemed to be "outstanding," and all such Notes which are to be issued on any subsequent Closing Date shall be deemed to be held by the Purchaser which has agreed in (S)1.2 to purchase said Notes on said date.
     Section 7.2. Solicitation of Holders;. So long as there are any Notes outstanding, the Company will not solicit, request or negotiate for or with respect to any proposed waiver or amendment of any of the provisions of this Agreement or the Notes unless each holder of Notes (irrespective of the amount of Notes then owned by it) shall be informed thereof by the Company and shall be afforded the opportunity of considering the same and shall be supplied by the Company with sufficient information to enable it to make an informed decision with respect thereto. The Company will not solicit or request any proposed amendment of any of the
                                     -25-

Handleman Company Note Agreement

provisions of this Agreement or the Notes unless such solicitation or request is directed to, or requested of, all issues of Notes at the time outstanding. The Company will not, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, to any holder of Notes as consideration for or as an inducement to entering into by any holder of Notes of any waiver or amendment of any of the terms and provisions of this Agreement or the Notes unless such remuneration is concurrently paid to each holder of the Notes (whether or not such holder consented to such waiver or amendment), on the same terms, ratably to the holders of all Notes then outstanding.
     Section 7.3. Effect of Amendment or Waiver;. Any such amendment or waiver shall apply equally to all of the holders of the Notes and shall be binding upon them, upon each future holder of any Note and upon the Company, whether or not such Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation not expressly amended or waived or impair any right consequent thereon.
     Section 8. Interpretation of Agreement; Definitions;.
     Section 8.1. Definitions;. Unless the context otherwise requires, the terms hereinafter set forth when used herein shall have the following meanings and the following definitions shall be equally applicable to both the singular and plural forms of any of the terms herein defined:
          "Affiliate" shall mean any Person (other than a Subsidiary) which directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, the Company.
          "Approved Transaction" shall mean (i) the purchase, acquisition or construction of assets which are to be used in the business of the Company or a Subsidiary, or (ii) the prepayment of unsubordinated Indebtedness for borrowed money of the Company so long as the Company has prepaid Notes pursuant to the provisions of (S)2.2 hereof pro rata with all other unsubordinated Indebtedness for borrowed money then being prepaid.
          "Capitalized Lease" shall mean any lease the obligation for Rentals with respect to which is required to be capitalized on a consolidated balance sheet of the lessee and its subsidiaries in accordance with GAAP.
          "Capitalized Rentals" of any Person shall mean, as of the date of any determination thereof, the amount at which the aggregate Rentals due and to become due under all Capitalized Leases under which such Person is a lessee would be reflected as a liability on a consolidated balance sheet of such Person.
          "Change of Control" shall have the meaning set forth in (S)2.3(C). "Closing Dates" shall have the meaning set forth in (S)1.2.
          "Code" shall mean the Internal Revenue Code of 1986, as amended. "Company" shall mean Handleman Company, a Michigan corporation, and any


Handleman Company Note Agreement

     Person who succeeds to all, or substantially all, of the assets and business of Handleman Company.
          "Company Notice" shall have the meaning set forth in (S)2.3(A). "Consolidated Current Assets" and "Consolidated Current Liabilities"
     shall mean as of the date of any determination thereof such assets and liabilities of the Company and its Subsidiaries on a consolidated basis as shall be determined in accordance with GAAP to constitute current assets and current liabilities, respectively.
          "Consolidated Funded Debt" shall mean all Funded Debt of the Company and its Subsidiaries, determined on a consolidated basis eliminating intercompany items.
          "Consolidated Net Earnings" for any period shall mean the net earnings of the Company and its Subsidiaries for such period, determined on a consolidated basis in accordance with GAAP, but excluding in any event (i) items deemed extraordinary in accordance with GAAP and (ii) any equity interest of the Company in the unremitted earnings of any corporation which is not a Subsidiary.
          "Consolidated Net Worth" shall mean, as of the date of any determination thereof, the Net Worth of the Company and its Subsidiaries determined on a consolidated basis in accordance with GAAP.
          "Consolidated Tangible Capitalization" shall mean, as of the date of any determination thereof, the sum of (i) Consolidated Tangible Net Worth, plus (ii) Consolidated Funded Debt.
          "Consolidated Tangible Net Worth" shall mean, as of the date of any determination thereof, Consolidated Net Worth less, without duplication, the net book value of all assets of the Company and its Subsidiaries which constitute the following: (i) goodwill, including without limitation, the excess of cost over book value of any asset, (ii) organization or experimental expenses, (iii) unamortized debt discount and expense, (iv) patents, trademarks, trade names and copyrights, (v) deferred taxes and deferred charges, (vi) franchises, licenses and permits, and (vii) other assets which are properly classified as "intangible assets" in accordance with GAAP, other than (xx) licenses giving the Company rights to manufacture and distribute certain video, music, books and software products, and (yy) any rights under that certain covenant not to compete given by William Hall in connection with the acquisition of Sight & Sound Distribution Co., plus the net book value of the items set forth in clauses
     (i) through (vii) above in an amount not to exceed 15% of Consolidated Net Worth of the Company.
          "Consolidated Total Assets" shall mean, as of the date of any determination thereof, the total amount of all assets of the Company and


Handleman Company Note Agreement

     its Subsidiaries determined in accordance with GAAP, as shown on a consolidated balance sheet of the Company and its Subsidiaries as at the end of the immediately preceding fiscal year.
          "Consolidated Total Capitalization" shall mean, as of the date of any determination thereof, the sum of (i) Consolidated Net Worth, plus (ii) Consolidated Funded Debt.
          "Consolidated Working Capital" shall mean the excess of Consolidated Current Assets over Consolidated Current Liabilities.
          "Control," "Controls" and "Controlled" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of Voting Stock, by contract or otherwise.
          "Controlled Funded Debt of Subsidiaries" shall mean all Funded Debt of Subsidiaries but shall exclude Funded Debt of a Subsidiary resulting from the guarantee by such Subsidiary of Funded Debt of the Company ranking pari passu with the Notes, provided that such Subsidiary shall guarantee the Notes equally and ratably and in a manner reasonably satisfactory to the holders of 66-2/3% in aggregate principal amount of the Notes then outstanding.
          "Current Debt" of any Person shall mean, as of the date of any determination thereof, (i) all Indebtedness of such Person for borrowed money other than Funded Debt of such Person and (ii) Guaranties by such Person of Current Debt of others.
          "Default" shall mean any event or condition, the occurrence of which would, with the lapse of time or the giving of notice, or both, constitute an Event of Default.
          "Environmental Laws" shall mean the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, any so-called "Superfund" or "Superlien" law, the Toxic Substances Control Act, or any other federal, state or local statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to or imposing liability or standards of conduct concerning, public health, safety or the environment, including any of the foregoing which concerns Hazardous Materials, toxic or dangerous waste, substance or material, as now or any time hereafter in effect.
          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.
          "ERISA Affiliate" shall mean any corporation, trade or business that


Handleman Company Note Agreement

     is, along with the Company, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in section 414(b) and 414(c), respectively, of the Code or Section 4001 of ERISA.
          "Event of Default" shall have the meaning set forth in (S)6.1.
          "First Closing Date" shall have the meaning set forth in (S)1.2. "Funded Debt" of any Person shall mean (i) all Indebtedness of such
     Person for borrowed money or which has been incurred in connection with the acquisition of assets in each case having a final maturity of one or more than one year from the date of origin thereof (or which is renewable or extendible at the option of the obligor for a period or periods more than one year from the date of origin), but excluding all payments in respect thereof that are included in Consolidated Current Liabilities, (ii) all Capitalized Rentals of such Person, (iii) all Guaranties by such Person of Funded Debt of others, and (iv) in the case of the Company, if, during the 365-day period immediately preceding the date of any determination of Funded Debt of the Company hereunder, there shall not have been a period of at least 30 consecutive days during which Current Debt of the Company was equal to zero, then an amount equal to the highest amount of Current Debt of the Company outstanding during any period of 30 consecutive days selected by the Company during such preceding 365-day period.
          "GAAP" shall mean generally accepted accounting principles in effect in the United States on the date of this Agreement.
          "Guaranties" by any Person shall mean all obligations (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing, or in effect guaranteeing, any Indebtedness, dividend or other obligation, of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement, contingent or otherwise, by such Person: (i) to purchase such Indebtedness or obligation or any property or assets constituting security therefor, (ii) to advance or supply funds (x) for the purchase or payment of such Indebtedness or obligation, (y) to maintain working capital or other balance sheet condition or otherwise to advance or make available funds for the purchase or payment of such Indebtedness or obligation, (iii) to lease property or to purchase Securities or other property or services primarily for the purpose of assuring the owner of such Indebtedness or obligation of the ability of the primary obligor to make payment of the Indebtedness or obligation, or (iv) otherwise to assure the owner of the Indebtedness or obligation of the primary obligor against loss in respect thereof. For the purposes of all computations made under this Agreement, a Guaranty in respect of any Indebtedness for borrowed money shall be


Handleman Company Note Agreement

     deemed to be Indebtedness equal to the principal amount of such Indebtedness for borrowed money which has been guaranteed, and a Guaranty in respect of any other obligation or liability or any dividend shall be deemed to be Indebtedness equal to the maximum aggregate amount of such obligation, liability or dividend.
          "Hazardous Materials" shall mean any hazardous substance defined as such in (or for purposes of) any Environmental Law including, without limitation, crude oil or any fraction thereof not occurring naturally in the soil or ground water, polychlorinated biphenyls (PCB's), urea formaldehyde, any radioactive material or asbestos.
          "Indebtedness" of any Person shall mean and include all obligations of such Person which in accordance with GAAP shall be classified upon a balance sheet of such Person as liabilities of such Person, and in any event shall include all (i) obligations of such Person for borrowed money or which has been incurred in connection with the acquisition of property or assets, (ii) obligations secured by any Lien upon property or assets owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations, (iii) obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of property, (iv) Capitalized Rentals and (v) Guaranties of obligations of others of the character referred to in this definition. Notwithstanding the foregoing, Indebtedness of the Company shall not include the amount of the unfunded benefit liabilities of the Company determined in accordance with Section 4001(a)(18) of ERISA.
          "Institutional Holder" shall mean any insurance company, bank, savings and loan association, trust company, investment company, charitable foundation, employee benefit plan (as defined in ERISA) or other institutional investor or financial institution.
          "Investments" shall mean all investments, in cash or by delivery of property made, directly or indirectly in any Person, whether by acquisition of shares of capital stock, indebtedness or other obligations or Securities or by loan, advance, capital contribution or otherwise; provided, however, that "Investments" shall not mean or include routine investments in property to be used or consumed in the ordinary course of business.
          "Lien" shall mean any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute or contract, and including but not limited to the security interest lien arising from a


Handleman Company Note Agreement

     mortgage, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for security purposes. The term "Lien" shall include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances (including, with respect to stock, stockholder agreements, voting trust agreements, buy-back agreements and all similar arrangements) affecting property. For the purposes of this Agreement, the Company or a Subsidiary shall be deemed to be the owner of any property which it has acquired or holds subject to a conditional sale agreement, Capitalized Lease or other arrangement pursuant to which title to the property has been retained by or vested in some other Person for security purposes and such retention or vesting shall constitute a Lien.
          "Make-Whole Amount" shall mean, in connection with any prepayment or acceleration of the Notes of any Series, the excess, if any, of (i) the aggregate present value as of the date of such prepayment of each dollar of principal of such Series being prepaid and the amount of interest (exclusive of interest accrued to the date of prepayment) that would have been payable in respect of such dollar if such prepayment had not been made (all taking into account the application of such prepayment required by (S)2.1), determined by discounting such amounts at the Reinvestment Rate from the respective dates on which they would have been payable, over (ii) 100% of the principal amount of the outstanding Notes of such Series being prepaid. If the Reinvestment Rate is equal to or higher than the interest rate applicable to the Series of Notes then being prepaid, the Make-Whole Amount with respect to Notes of such Series shall be zero. The Make-Whole Amount, if any, to be paid in connection with the prepayment of any Notes shall be determined as of the date three business days prior to the date of such prepayment. For purposes of any determination of the Make-Whole
     Amount:
          "Reinvestment Rate" shall mean (a) the sum of (x) 0.50% plus (y) the yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities having a maturity (rounded to the nearest month) corresponding to the remaining Weighted Average Life to Maturity of the Series of Notes being prepaid (taking into account the application of such prepayment required by (S)2.1), as set forth on the page designated "USD" of the Bloomberg Financial Markets Service (or, if not available, any other nationally recognized trading screen reporting on-line intraday trading in United States government securities) at 10:00 A.M. (New York time), or (b) in the event that no such nationally recognized trading screen reporting on-line trading in U.S. Treasury fixed interest rate securities is


Handleman Company Note Agreement

     available, "Reinvestment Rate" shall mean the sum of (x) 0.50%, plus (y) the arithmetic mean of the yields for the two columns under the heading "Week Ending" published in the Statistical Release under the caption "Treasury Constant Maturities" for the maturity (rounded to the nearest month) corresponding to the Weighted Average Life to Maturity of the Series of Notes being prepaid (taking into account the application of such prepayment required by (S)2.1). For purposes of (a) and (b) of the preceding sentence, if no maturity exactly corresponds to such Weighted Average Life to Maturity of the Series of Notes being prepaid, yields for the two published maturities most closely corresponding to such Weighted Average Life to Maturity shall be calculated pursuant to the immediately preceding sentence and the Reinvestment Rate shall be interpolated or extrapolated from such yields on a straight-line basis, rounding in each of such relevant periods to the nearest month. For the purposes of calculating the Reinvestment Rate, the most recent Statistical Release published prior to the date of determination of the Make-Whole Amount shall be used.
          "Statistical Release" shall mean the then most recently published statistical release designated "H.15(519)" or any successor publication which is published weekly by the Federal Reserve System and which establishes yields on actively traded U.S. Government Securities adjusted to constant maturities or, if such statistical release is not published at the time of any determination hereunder, then such other reasonably comparable index which shall be designated by the holders of 66-2/3% in aggregate principal amount of the outstanding Notes of each Series.
          "Weighted Average Life to Maturity" of the principal amount of the Notes of the Series being prepaid shall mean, as of the time of any determination thereof, the number of years obtained by dividing the then Remaining Dollar-Years of such principal by the aggregate amount of such principal. The term "Remaining Dollar-Years" of such principal shall mean the amount obtained by (i) multiplying (x) the remainder of (1) the amount of principal that would have become due on each scheduled payment date with respect to the Notes of such Series if such prepayment had not been made, less (2) the amount of principal on the Notes of such Series scheduled to become due on such date after giving effect to such prepayment and the application thereof in accordance with the provisions of (S)2.1, by (y) the number of years (calculated to the nearest one-twelfth) which will elapse between the date of determination and such scheduled payment date,


Handleman Company Note Agreement

     and (ii) totaling the products obtained in (i).
          "Material Subsidiary" shall mean any Subsidiary having a Net Worth determined as at the end of the immediately preceding fiscal year of such Subsidiary that equaled or exceeded $1,000,000.
          "Multiemployer Plan" shall have the same meaning as in ERISA.
          "Net Worth" of any Person shall mean, as of the date of any determination thereof, the amount of any preferred stock, paid in capital and similar equity accounts, plus (or minus in the case of a deficit) the capital surplus and retained earnings of such Person and the amount of any foreign currency translation adjustment account shown as a capital account of such Person, but excluding any treasury stock.
          "New Property" shall have the meaning set forth in (S)5.10. "Non-Significant Subsidiary" shall mean any Subsidiary which is not, at the time of any determination hereunder, a Significant Subsidiary.
          "Notes" shall have the meaning set forth in (S)1.1.
          "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.
          "Person" shall mean an individual, partnership, corporation, trust or unincorporated organization, and a government or agency or political subdivision thereof.
          "Plan" means a "pension plan," as such term is defined in ERISA, established or maintained by the Company or any ERISA Affiliate or as to which the Company or any ERISA Affiliate contributed or is a member or otherwise may have any liability.
          "Purchasers" shall have the meaning set forth in (S)1.1.
          "Rentals" shall mean and include, as of the date of any determination thereof, all fixed payments (including as such all payments which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by the Company or a Subsidiary, as lessee or sublessee under a lease of real or personal property, but shall be exclusive of any amounts required to be paid by the Company or a Subsidiary (whether or not designated as rents or additional rents) on account of maintenance, repairs and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any, then currently required to be paid by the lessee regardless of sales volume or gross revenues.
          "Reportable Event" shall have the same meaning as in ERISA.
          "Second Closing Date" shall have the meaning set forth in (S)1.2. "Security" shall have the same meaning as in Section 2(1) of the
     Securities Act of 1933, as amended.
          "Series" shall have the meaning set forth in (S)1.1.


Handleman Company Note Agreement

          "Series A Notes" shall have the meaning set forth in (S)1.1.
          "Series B Notes" shall have the meaning set forth in (S)1.1.
          "Series C Notes" shall have the meaning set forth in (S)1.1. "Significant Subsidiary" shall mean any Subsidiary having total assets, determined in accordance with GAAP, which, (a) as at the end of the immediately preceding fiscal year of the Company equaled or exceeded 10% of Consolidated Total Assets, or (b) has been designated as a Significant Subsidiary pursuant to the provisions of (S)5.16.
          The term "subsidiary" shall mean, as to any particular parent corporation, any corporation of which more than 50% (by number of votes) of the Voting Stock shall be beneficially owned, directly or indirectly, by such parent corporation. The term "Subsidiary" shall mean any corporation which is either (i) a subsidiary of the Company or (ii) a corporation of which 50% (by number of votes) of the Voting Stock shall be beneficially owned, directly or indirectly, by the Company and which is Controlled by the Company.
          "Third Closing Date" shall have the meaning set forth in (S)1.2. "Voting Stock" shall mean Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).
          "Wholly-owned" when used in connection with any Subsidiary shall mean a Subsidiary of which all of the issued and outstanding shares of stock (except shares required as directors' qualifying shares) and all Funded Debt and Current Debt shall be owned by the Company and/or one or more of its Wholly-owned Subsidiaries.
     Section 8.2. Accounting Principles;. Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Agreement, the same shall be done in accordance with GAAP, to the extent applicable, except where such principles are inconsistent with the requirements of this Agreement.
     Section 8.3. Directly or Indirectly;. Where any provision in this Agreement refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether the action in question is taken directly or indirectly by such Person.
     Section 9. Miscellaneous;.
     Section 9.1. Registered Notes;. The Company shall cause to be kept at its principal office a register for the registration and transfer of the Notes, and the Company will register or transfer or cause to be registered or transferred as hereinafter provided any Note issued pursuant to this


Handleman Company Note Agreement

Agreement.
     At any time and from time to time the registered holder of any Note which has been duly registered as hereinabove provided may transfer such Note upon surrender thereof at the principal office of the Company duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or its attorney duly authorized in writing.
     The Person in whose name any registered Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes of this Agreement. Payment of or on account of the principal, premium, if any, and interest on any registered Note shall be made to or upon the written order of such registered holder.
     Section 9.2. Exchange of Notes;. At any time and from time to time, upon not less than ten days' notice to that effect given by the holder of any
Note initially delivered or of any Note substituted therefor pursuant to (S)9.1, this (S)9.2 or (S)9.3, and, upon surrender of such Note at its office, the Company will deliver in exchange therefor, without expense to such holder, except as set forth below, a Note for the same aggregate principal amount as the then unpaid principal amount of the Note so surrendered, or Notes in the denomination of $100,000 or any amount in excess thereof as such holder shall specify, dated as of the date to which interest has been paid on the Note so surrendered or, if such surrender is prior to the payment of any interest thereon, then dated as of the date of issue, registered in the name of such Person or Persons as may be designated by such holder, and otherwise of the same Series, form and tenor as the Notes so surrendered for exchange. The Company may require the payment of a sum sufficient to cover any stamp tax or governmental charge imposed upon such exchange or transfer.
     Section 9.3. Loss, Theft, Etc. of Notes;. Upon receipt of evidence satisfactory to the Company of the loss, theft, mutilation or destruction of any Note, and in the case of any such loss, theft or destruction upon delivery of a bond of indemnity in such form and amount as shall be reasonably satisfactory to the Company, or in the event of such mutilation upon surrender and cancellation of the Note, the Company will make and deliver without expense to the holder thereof, a new Note, of like Series, form and tenor, in lieu of such lost, stolen, destroyed or mutilated Note. If the Purchaser or any subsequent Institutional Holder is the owner of any such lost, stolen or destroyed Note, then the affidavit of an authorized officer of such owner, setting forth the fact of loss, theft or destruction and of its ownership of such Note at the time of such loss, theft or destruction shall be accepted as satisfactory evidence thereof and


Handleman Company Note Agreement

no further indemnity shall be required as a condition to the execution and delivery of a new Note other than the written agreement of such owner to indemnify the Company.
     Section 9.4. Expenses, Stamp Tax Indemnity;. Whether or not the transactions herein contemplated shall be consummated, the Company agrees to pay directly all of your out-of-pocket expenses in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated hereby, including but not limited to the charges and disbursements of your special counsel, duplicating and printing costs and charges for shipping the Notes, adequately insured to you at your home office or at such other place as you may designate, and all such expenses relating to any amendment, waivers or consents pursuant to the provisions hereof, including, without limitation, any amendments, waivers, or consents resulting from any work-out, renegotiation or restructuring relating to the performance by the Company of its obligations under this Agreement and the Notes. The Company also agrees that it will pay and save you harmless against any and all liability with respect to stamp and other taxes, if any, which may be payable or which may be determined to be payable in connection with the execution and delivery of this Agreement or the Notes (as opposed to your ownership of the Notes), whether or not any Notes are then outstanding. The Company agrees to protect and indemnify you against any liability for any and all brokerage fees and commissions payable or claimed to be payable to any Person in connection with the transactions contemplated by this Agreement.
     'Section 9.5. Powers and Rights Not Waived; Remedies Cumulative';. No delay or failure on the part of the holder of any Note in the exercise of any power or right shall operate as a waiver thereof; nor shall any single or partial exercise of the same preclude any other or further exercise thereof, or the exercise of any other power or right, and the rights and remedies of the holder of any Note are cumulative to, and are not exclusive of, any rights or remedies any such holder would otherwise have.
     Section 9.6. Notices;. All communications provided for hereunder shall be in writing and deemed effective upon receipt and, if to you, delivered or mailed prepaid by registered or certified mail or overnight air courier, or by facsimile communication, in each case addressed to you at your address appearing on Schedule I to this Agreement or such other address as you or the subsequent holder of any Note initially issued to you may designate to the Company in writing, and if to the Company, delivered or mailed by registered or certified mail or overnight air courier, or by facsimile communication confirmed by written notice sent by overnight air

Handleman Company Note Agreement

courier for delivery the day following delivery of notice by facsimile communication, to the Company at 500 Kirts Boulevard, Troy, Michigan 48084-5299,
Attention: Chief Financial Officer, Facsimile No. (810) 362-3656 or to such other address as the Company may in writing designate to you or to a subsequent holder of the Note initially issued to you; provided, however, that a notice to you by overnight air courier shall only be effective if delivered to you at a street address designated for such purpose in Schedule I and a notice to you by facsimile communication shall only be effective if made by confirmed transmission to you at a telephone number designated for such purpose in
Schedule I and confirmed by written notice sent by overnight air courier for delivery the day following delivery of notice by facsimile communication, or, in either case, as you or a subsequent holder of any Note initially issued to you may designate to the Company in writing.
     Section 9.7. Successors and Assigns;. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to your benefit and to the benefit of your successors and assigns, including each successive holder or holders of any Notes.
     Section 9.8. Survival of Covenants and Representations;. All covenants, representations and warranties made by the Company herein and in any certificates delivered pursuant hereto, whether or not in connection with a Closing Date, shall survive the closing and the delivery of this Agreement and the Notes.
     Section 9.9. Severability;. Should any part of this Agreement for any reason be declared invalid or unenforceable, such decision shall not affect the validity or enforceability of any remaining portion, which remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid or unenforceable portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part, parts, or portion which may, for any reason, be hereafter declared invalid or unenforceable.
     Section 9.10. Governing Law;. This Agreement and the Notes issued and sold hereunder shall be governed by and construed in accordance with New York law.
     Section 9.11.  Captions;.  The descriptive headings of the various
Sections or parts of this Agreement are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.
     Section 9.12. Entire Agreement;. The parties hereto agree that this Agreement, together with the Schedules and Exhibits attached hereto, represents the entire agreement and understanding of the parties hereto with

Handleman Company Note Agreement

reference to the transactions contemplated herein; and no party shall claim that any party hereto has any right or obligation regarding the transactions contemplated herein other than as stated in this Agreement or any amendment hereto duly adopted pursuant to (S)7.1 hereof. Without limiting the foregoing, nothing contained in any disclosure document prepared by the Company or in any other document shall constitute a consent, waiver or agreement of the holders of the Notes nor may it be used in any manner whatsoever to interpret, modify or otherwise affect this Agreement.

Handleman Company Note Agreement

     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;

                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       [Variation]


                                       By
                                          Its

Handleman Company Note Agreement

     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;

                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       Nationwide Life Insurance Company


                                       By
                                          Its

Handleman Company Note Agreement


     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;


                                       Handleman Company

                                       By
                                          Its


Accepted as of November 1, 1994


                                       West Coast Life Insurance
                                         Company


                                       By
                                          Its

Handleman Company Note Agreement


     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;

                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       Farmland Life Insurance Company


                                       By
                                          Its

Handleman Company Note Agreement


     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;


                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       The Travelers Insurance Company


                                       By
                                          Its

Handleman Company Note Agreement


     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;


                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       New York Life Insurance Company


                                       By
                                          Its

Handleman Company Note Agreement


     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;


                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       New York Life Insurance and
                                         Annuity Corporation


                                       By
                                          Its

Handleman Company Note Agreement


     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;


                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       Principal Mutual Life Insurance
                                         Company


                                       By
                                          Its

                                       By
                                          Its

Handleman Company Note Agreement


     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;


                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       The Franklin Life Insurance
                                         Company


                                       By
                                          Its

                                       By
                                          Its

Handleman Company Note Agreement


     The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement..c4.Signature Page;


                                       Handleman Company


                                       By
                                          Its


Accepted as of November 1, 1994


                                       Teachers Insurance and Annuity
                                         Association of America


                                       By
                                          Its

Name and Address of Purchasers                       Principal Amount and Series

NATIONWIDE LIFE INSURANCE COMPANY                             $17,500,000
One Nationwide Plaza                                            Series A
Columbus, Ohio  43215-2220
Telecopier Number: (614) 249-4698

     Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 7.81% Series A Senior Notes due April 21, 2000, PPN 41025@ AA1, principal, interest or premium") to:

     Morgan Guaranty Trust Company of New York
       (ABA #021-000-238)
     JOURNAL #999-99-024
     For the account of Nationwide Life Insurance
       Company Custody Account #71615
     Attention:  Custody Service Department

Notices

All notices of payment or in respect of the Notes and written confirmation of each such payment to:

     Nationwide Life Insurance Company
     One Nationwide Plaza--1-32-09
     Columbus, Ohio  43215-2220
     Attention:  Corporate Money Management

All notices and communications other than those in respect to payments to be addressed:

     Nationwide Life Insurance Company
     One Nationwide Plaza--1-33-07
     Columbus, Ohio  43215-2220

     Attention:  Corporate Fixed-Income Securities
     Telecopier Number:  (614) 249-4553

Name of Nominee in which Notes are to be issued:  None
Taxpayer I.D. Number:  31-4156830

                                      I-3

Name and Address of Purchasers                       Principal Amount and Series

WEST COAST LIFE INSURANCE COMPANY                             $2,000,000
343 Sansome Street                                             Series A
San Francisco, CA  94104
Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 7.81% Series A Senior Notes due April 21, 2000 PPN 41025@ AA 1, principal, interest or premium") to:

     Morgan Guaranty Trust Company of New York
     (ABA #021-000-238)
     JOURNAL #999-99-024
     For the account of West Coast Life Insurance Company
     Custody A/C #73290
     Attn:  Custody Service Department

Notices

All notices of payment, on or in respect of the Notes, and written confirmation of each such payment to be addressed as first provided above, Attention: Lina Cruz - Investments.
All notices and communications other than those in respect to payments to be addressed:

     West Coast Life Insurance Company
     One Nationwide Plaza (1-33-07)
     Columbus, Ohio  43215-2220
     Attn:  Corporate Fixed-Income Securities

Name of Nominee in which Notes are to be issued:  None
Taxpayer I.D. Number:  94-0971150

Name and Address                                               Principal Amount
  of Purchasers                                                 and Series

FARMLAND LIFE INSURANCE COMPANY                                        $500,000
1963 Bell Avenue                                                       Series A
Des Moines, Iowa  50315
Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 7.81% Series A Senior Notes due April 21, 2000 PPN 41025@ AA 1, principal, interest or premium") to:

     Morgan Guaranty Trust Company of New York
     ABA #021-000-238
     JOURNAL #999-99-024
     F/A/O Farmland Life Custody A/C #74879
     Attn:  Custody Service Dept.

Notices

All notices of payment, on or in respect of the Notes and written confirmation of each such payment, to be addressed as first provided above, Attention: Paula Swalve - Investments.

All notices and communications, other than those in respect of payments, to be addressed:

     Farmland Life Insurance Company
     One Nationwide Plaza (1-33-07)
     Columbus, Ohio  43215-2220
     Attention:  Corporate Fixed-Income Securities

Name of Nominee in which Notes are to be issued:  None
Taxpayer I. D. Number:  42-0863880

Name and Address of Purchasers                       Principal Amount and Series

THE TRAVELERS INSURANCE COMPANY                              $20,000,000
One Tower Square                                               Series B
Hartford, Connecticut  06183-2030
Attention:  Securities Department--
                                 Private Placement Division 9 PB
Telecopier Number:  (203) 954-5243
Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 8.26% Series B Senior Notes due November 18, 2001, PPN 41025@ AB 9, principal, interest or premium") to:

     The Chase Manhattan Bank, N.A. (ABA #021000021)
     One Chase Manhattan Plaza
     New York, New York  10081

     for credit to:  The Travelers Insurance Company
     Consolidated Private Placement Account
       Number 910-2-587434

Notices

All notices and communications to be addressed as first provided above, except notices with respect to payment and written confirmation of each such payment, to be addressed Attention:

Cashier--Securities Department 10 PB.

Name of Nominee in which Notes are to be issued:  Tral & Co
Taxpayer I.D. Number:  06-0566090

                                      I-6

Name and Address of Purchasers                       Principal Amount and Series

NEW YORK LIFE INSURANCE COMPANY                               $7,500,000
51 Madison Avenue                                              Series B
New York, New York  10010-1603
Attention:  Investment Department,
            Private Finance Group, Room 206

Telefacsimile Number:  (212) 447-4122

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 8.26% Series B Senior Notes due November 18, 2001, PPN 41025@ AB 9, principal, interest or premium") to:

     Morgan Guaranty Trust Company of New York
       (ABA #021-000-238)
     23 Wall Street
     New York, New York  10015
     for credit to:  New York Life Insurance Company
     General Account Number 810-00-000

Notices

All notices and communications regarding unscheduled or optional payments to be addressed:

     New York Life Insurance Company
     51 Madison Avenue
     New York, New York  10010-1603

     Attention:  Treasury Department, Securities

                 Income Section, Room 209

     Telefacsimile Number:  (212) 576-4296

All other notices and communications to be addressed as first provided above, with a copy to: Office of the General Counsel, Investment Section, Room 10SB, Telefacsimile Number

                                      I-7

(212) 576-8340

Name of Nominee in which Notes are to be issued:  None
Taxpayer I.D. Number:  13-5582869

                                      I-8

Name and Address of Purchasers                       Principal Amount and Series

NEW YORK LIFE INSURANCE AND                                    $7,500,000
  ANNUITY CORPORATION                                           Series B
c/o New York Life Insurance Company
51 Madison Avenue
New York, New York  10010-1603
Attention:  Investment Department,
            Private Finance Group, Room 206
Telecopier Number:  (212) 447-4122
Payments
All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 8.26% Series B Senior Notes due November 18, 2001 PPN 41025@ AB 9, principal, interest or premium") to:
     Chemical Bank (ABA #021-000-128)
     New York, New York
     for credit to:  New York Life Insurance and
       Annuity Corporation
     General Account Number 008-0-57001
Notices
All notices and communications regarding unscheduled or optional payments to be addressed:
     New York Life Insurance and Annuity Corporation
     c/o New York Life Insurance Company
     51 Madison Avenue
     New York, New York  10010-1603
     Attention:  Treasury Department
     Securities Income Section, Room 209
     Telefacsimile Number:  (212) 576-4296
All other notices and communications to be addressed as first provided above, with a copy to: Office of the General Counsel, Investment Section, Room 10SB,
Telefacsimile Number:  (212) 576-8340
Name of Nominee in which Notes are to be issued:  None
Taxpayer I.D. Number:  13-3044743

Name and Address of Purchasers                       Principal Amount and Series

PRINCIPAL MUTUAL LIFE                                         $13,000,000
 INSURANCE COMPANY                                              Series B
711 High Street
Des Moines, Iowa  50392-0800
Attention:  Investment Department--Securities Division
Telefacsimile:  (515) 248-2490
Confirmation:  (515) 248-3495
Payments
All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 8.26% Series B Senior Notes due November 18, 2001, PPN 41025@ AB 9, principal, interest or premium") to:
     Norwest Bank Iowa, N.A. (ABA #073 000 228)
     7th and Walnut Streets
     Des Moines, Iowa  50309
     for credit to:  Principal Mutual Life Insurance Company
     General Account Number 014752
     Reference:  Bond #1-B-60258
Notices
All notices concerning payment on or in respect of the Notes, to:
     Principal Mutual Life Insurance Company
     711 High Street
     Des Moines, Iowa  50392-0960
     Attention: Investment Department, Accounting & Treasury
All notices and communications other than those in respect to payments to be addressed as first provided above.

Name of Nominee in which Notes are to be issued:  None
Taxpayer I.D. Number:  42-012-7290

Name and Address of Purchasers                       Principal Amount and Series

PRINCIPAL MUTUAL LIFE                                          $4,000,000
 INSURANCE COMPANY                                              Series B
711 High Street
Des Moines, Iowa  50392-0800
Attention:  Investment Department--Securities Division
Telefacsimile:  (515) 248-2490
Confirmation:  (515) 248-3495
Payments
All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 8.26% Series B Senior Notes due November 18, 2001, PPN 41025@ AB 9, principal, interest or premium") to:
     Norwest Bank Iowa, N.A. (ABA #073 000 228)
     7th and Walnut Streets
     Des Moines, Iowa  50309
     for credit to:  Principal Mutual Life Insurance Company
     Separate Account Number 032395
     Reference:  Bond #16-B-60258
Notices
All notices concerning payment on or in respect of the Notes, to:
     Principal Mutual Life Insurance Company
     711 High Street
     Des Moines, Iowa  50392-0960
     Attention: Investment Department, Accounting & Treasury
All notices and communications other than those in respect to payments to be addressed as first provided above.

Name of Nominee in which Notes are to be issued:  None
Taxpayer I.D. Number:  42-012-7290

Name and Address of Purchasers                       Principal Amount and Series

THE FRANKLIN LIFE INSURANCE COMPANY                            $3,000,000
Franklin Square                                                 Series B
Springfield, Illinois 62713
Attention:  Investment Division
Payments
All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Handleman Company, 8.26% Series B Senior Notes due November 18, 2001 PPN 41025@ AB 9, principal, interest or premium") to:

     Morgan Guaranty Trust Company of New York
       (ABA #0210-0023-8)
     23 Wall Street
     New York, New York  10015
     Attention:  Money Transfer Department

     for credit to:  The Franklin Life Insurance Company
     Account Number 022-05-988
Notices
All notices and communications, including notices with respect to payments and written confirmation of each such payment, to be addressed as first provided above.
Name of Nominee in which Notes are to be issued:  None
Taxpayer I.D. Number:  37-0281650
Institution Identification Number 36362

Name and Address of Purchasers                      Principal Amount and Series

TEACHERS INSURANCE AND ANNUITY                               $25,000,000
  ASSOCIATION OF AMERICA                                       Series C
730 Third Avenue
New York, New York 10017-3263
Attention: Ms. Beth Agnello, Securities Division, Private Placement Telephone Number: (212) 916-5745 or (212) 490-9000 (general number) Telecopier Number: (212) 916-6581
Payments
All payments on account of the Notes shall be made in immediately available funds at the opening of business on the due date by electronic funds transfer through the Automated Clearing House system (identifying each payment as "Handleman Company, 8.59% Series C Senior Notes due February 28, 2005, PPN 41025@ AC 7, principal, interest or premium") to:

     Morgan Guaranty Trust Company of New York
       (ABA #021000238)
     23 Wall Street
     New York, New York  10015

     for credit to:  Teachers Insurance and
       Annuity Association
     Account Number 121-85-001
     On order of:  Handleman Company
Notices
Contemporaneous with payment, written confirmation of each such payment to be addressed as set forth below including the following information: (1) the full name, private placement number, interest rate and maturity date of the Notes;
(2) allocation of payment between principal, interest, premium and any special payment; and (3) name and address of Bank from which such transfer was sent to:

     Teachers Insurance and Annuity

     Association of America
     730 Third Avenue
     New York, NY  10017
     Attention:  Securities Accounting Division
     Telephone Number:  (212) 916-4188
     Facsimile Number:  (212) 916-6199
All other notices and communications to be addressed as first provided above. Name of Nominee in which Notes are to be issued: None
Taxpayer I.D. Number:  13-1624203

                                     I-17

                          Liens Securing Funded Debt
             (Including Capitalized Leases) as of October 1, 1994

Secured Party                    Description of Collateral          Debt Secured
Economic Development         Land, buildings and building            $3,200,000
 Corporation of Conyers      improvements located at such site
 County, GA
Economic Development         Land, buildings and building            $3,000,000
 Corporation of Pulaski      improvements located at such site
 County, GA
IBM Financing Lease          IBM Equipment                           $  181,000

          HANDLEMAN COMPANY
7.81% Series A Senior Note
Due April 21, 2000
No.
PPN: 41025@ AA 1  __________ __, ____
$
     Handleman Company, a Michigan corporation (the "Company"), for value received, hereby promises to pay to or registered assigns on the twenty-first day of April, 2000 the principal amount of
                                                           Dollars ($__________)
and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of 7.81% per annum from the date hereof until maturity, payable quarterly on the twenty-first day of each January, April, July and October in each year commencing on the first of such dates after the date hereof, and at maturity. The Company agrees to pay interest on overdue principal (including any overdue required or optional prepayment of principal) and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at a rate equal to the greater (determined on a daily basis) of (x) 9.89% per annum, or
(y) the rate per annum which NBD Bank, N.A. (or its successor) announces publicly as its "prime" rate of interest (or such lesser amount, if any, as may be permitted by applicable law), whether by acceleration or otherwise, until paid. Both the principal hereof and interest hereon are payable at the principal office of the Company in Troy, Michigan in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.
   This Note is one of the 7.81% Series A Senior Notes due April 21, 2000 (the "Series A Notes") of the Company in the aggregate principal

                                     A-1-2
amount of $20,000,000 which, together with $55,000,000 aggregate principal amount of the Company's Series B Senior Notes due November 18, 2001 (the "Series B Notes") and $25,000,000 aggregate principal amount of the Company's Series C Senior Notes due February 28, 2005 (collectively with the Series A Notes and the Series B Notes, the "Notes") have been issued or are to be issued under and pursuant to the terms and provisions of the separate Note Agreements, each dated as of November 1, 1994 (the "Note Agreements"), entered into by the Company with the original Purchasers therein referred to and this Series A Note and the holder hereof are entitled equally and ratably with the holders of all other Notes outstanding under the Note Agreements to all the benefits provided for thereby or referred to therein. Reference is hereby made to the Note Agreements for a statement of such rights and benefits.
   This Series A Note and the other Notes outstanding under the Note Agreements may be declared due prior to their expressed maturity dates all in the events, on the terms and in the manner and amounts as provided in the Note Agreements.
   The Series A Notes are not subject to prepayment or redemption at the option of the Company prior to their expressed maturity dates except on the terms and conditions and in the amounts and with the premium, if any, set forth in the Note Agreements.
   This Series A Note is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Company duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Series A Note or its attorney duly authorized in writing. Payment of or on account of principal, premium, if any, and interest on this Series A Note shall be made only to or upon the order in writing of the registered holder.
   This Series A Note and the Note Agreements are governed by and construed in accordance with New York law.
                                       Handleman Company

                                       By
                                           Its

                                     A-1-1

                               HANDLEMAN COMPANY
8.26% Series B Senior Note
Due November 18, 2001
No.
PPN: 41025@ AB 9  __________ __, ____
$
   Handleman Company, a Michigan corporation (the "Company"), for value received, hereby promises to pay to or registered assigns on the eighteenth day of November, 2001 the principal amount of
                                                           Dollars ($__________)
and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of 8.26% per annum from the date hereof until maturity, payable quarterly on the eighteenth day of each February, May, August and November in each year commencing on the first of such dates after the date hereof, and at maturity. The Company agrees to pay interest on overdue principal (including any overdue required or optional prepayment of principal) and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at a rate equal to the greater (determined on a daily basis) of (x) 10.34% per annum, or
(y) the rate per annum which NBD Bank, N.A. (or its successor) announces publicly as its "prime" rate of interest (or such lesser amount, if any, as may be permitted by applicable law), whether by acceleration or otherwise, until paid. Both the principal hereof and interest hereon are payable at the principal office of the Company in Troy, Michigan in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.
   This Note is one of the 8.26% Series B Senior Notes due November 18, 2001 (the "Series B Notes") of the Company in the aggregate principal

                                     A-2-2
amount of $55,000,000 which, together with $20,000,000 aggregate principal amount of the Company's Series A Senior Notes due April 21, 2001 (the "Series A Notes") and $25,000,000 aggregate principal amount of the Company's Series C Senior Notes due February 28, 2005 (collectively with the Series A Notes and the Series B Notes, the "Notes") have been issued or are to be issued under and pursuant to the terms and provisions of the separate Note Agreements, each dated as of November 1, 1994 (the "Note Agreements"), entered into by the Company with the original Purchasers therein referred to and this Series B Note and the holder hereof are entitled equally and ratably with the holders of all other Notes outstanding under the Note Agreements to all the benefits provided for thereby or referred to therein. Reference is hereby made to the Note Agreements for a statement of such rights and benefits.
   This Series B Note and the other Notes outstanding under the Note Agreements may be declared due prior to their expressed maturity dates all in the events, on the terms and in the manner and amounts as provided in the Note Agreements.
   The Series B Notes are not subject to prepayment or redemption at the option of the Company prior to their expressed maturity dates except on the terms and conditions and in the amounts and with the premium, if any, set forth in the Note Agreements.
   This Series B Note is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Company duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Series B Note or its attorney duly authorized in writing. Payment of or on account of principal, premium, if any, and interest on this Series B Note shall be made only to or upon the order in writing of the registered holder.
   This Series B Note and the Note Agreements are governed by and construed in accordance with New York law.
                                      Handleman Company


                                      By
                                        Its

                                     A-2-1

                               HANDLEMAN COMPANY
8.59% Series C Senior Note
Due February 28, 2005
No.
PPN: 41025@ AC 7  __________ __, ____
$
   Handleman Company, a Michigan corporation (the "Company"), for value received, hereby promises to pay to or registered assigns on the twenty-eighth day of February, 2005 the principal amount of
                                                           Dollars ($__________)
and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of 8.59% per annum from the date hereof until maturity, payable quarterly on the twenty-eighth day of each February, May, August and November in each year commencing on the first of such dates after the date hereof, and at maturity. The Company agrees to pay interest on overdue principal (including any overdue required or optional prepayment of principal) and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at a rate equal to the greater (determined on a daily basis) of (x) 10.68% per annum, or
(y) the rate per annum which NBD Bank, N.A. (or its successor) announces publicly as its "prime" rate of interest (or such lesser amount, if any, as may be permitted by applicable law), whether by acceleration or otherwise, until paid. Both the principal hereof and interest hereon are payable at the principal office of the Company in Troy, Michigan in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.
   This Note is one of the 8.59% Series C Senior Notes due February 28, 2005 (the "Series C Notes") of the Company in the aggregate principal

                                     A-3-2
amount of $25,000,000 which, together with $20,000,000 aggregate principal amount of the Company's Series A Senior Notes due April 21, 2000 (the "Series A Notes") and $55,000,000 aggregate principal amount of the Company's Series B Senior Notes due November 18, 2001 (collectively with the Series A Notes and the Series C Notes, the "Notes") have been issued or are to be issued under and pursuant to the terms and provisions of the separate Note Agreements, each dated as of November 1, 1994 (the "Note Agreements"), entered into by the Company with the original Purchasers therein referred to and this Series C Note and the holder hereof are entitled equally and ratably with the holders of all other Notes outstanding under the Note Agreements to all the benefits provided for thereby or referred to therein. Reference is hereby made to the Note Agreements for a statement of such rights and benefits.
   This Series C Note and the other Notes outstanding under the Note Agreements may be declared due prior to their expressed maturity dates all in the events, on the terms and in the manner and amounts as provided in the Note Agreements.
   The Series C Notes are not subject to prepayment or redemption at the option of the Company prior to their expressed maturity dates except on the terms and conditions and in the amounts and with the premium, if any, set forth in the Note Agreements.
   This Series C Note is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Company duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Series C Note or its attorney duly authorized in writing. Payment of or on account of principal, premium, if any, and interest on this Series C Note shall be made only to or upon the order in writing of the registered holder.
   This Series C Note and the Note Agreements are governed by and construed in accordance with New York law.
                                      Handleman Company


                                      By
                                        Its

                                    A-3-1

          REPRESENTATIONS AND WARRANTIES

            The Company represents and warrants to you as follows:

            1. Subsidiaries. Annex 1 attached hereto states the name of each of the Company's Subsidiaries, its jurisdiction of incorporation, the percentage of its Voting Stock owned by the Company and/or its Subsidiaries and its total assets as of October 1, 1994. The Company and each Material Subsidiary has good and marketable title to all of the shares it purports to own of the stock of each Subsidiary, free and clear in each case of any Lien. All such shares have been duly issued and are fully paid and non-assessable.

            2. Corporate Organization and Authority. The Company, and each Material Subsidiary,

               (a) is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation;

               (b) has all requisite power and authority and all necessary licenses and permits to own and operate its properties and to carry on its business as now conducted and as presently proposed to be conducted; and

               (c) is duly licensed or qualified and is in good standing as a foreign corporation in each jurisdiction wherein the nature of the business transacted by it or the nature of the property owned or leased by it makes such licensing or qualification necessary except where the failure to be so licensed or qualified would not, in the aggregate, have a material adverse effect on the properties, business, prospects, profits or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole (the states in which the Company is duly licensed or qualified are listed on Annex 3 hereto).

            3. Business and Property. You have heretofore been furnished with a copy of the Confidential Direct Placement Memorandum dated October, 1994 (the "Memorandum") prepared by SPP Hambro & Co. and NBD Bank, N.A., which generally sets forth the business conducted and proposed to be conducted by the Company and its Subsidiaries and the principal properties of the Company and its Subsidiaries.

            4. Financial Statements. (a) The consolidated balance sheets of the Company and its consolidated Subsidiaries as of the fiscal year end in each of the years 1988 to 1994, both inclusive, and the consolidated statements of income and retained earnings and changes in financial position or cash flows for the fiscal years then ended, each accompanied by a report thereon containing an opinion unqualified as to scope limitations imposed by the Company and otherwise without qualification except as therein noted, by Coopers & Lybrand, have been prepared in accordance with generally accepted accounting principles consistently applied except as therein noted, are correct and complete in all material respects and present fairly the financial position of the Company and its consolidated Subsidiaries as of such dates and the results of their operations and changes in their financial position or cash flows for such periods. The unaudited consolidated balance sheets of the Company and its consolidated Subsidiaries as of July 30, 1994, and the unaudited consolidated statements of income and retained earnings and cash flows for the three-month period ended on said date prepared by the Company have been prepared in accordance with generally accepted accounting principles consistently applied, are correct and complete in all material respects and present fairly the financial position of the Company and its consolidated Subsidiaries as of said date and the results of their operations and cash flows for such period.

            (b) Since April 30, 1994, there has been no change in the condition, financial or otherwise, of the Company and its consolidated Subsidiaries as shown on the consolidated balance sheet as of such date except changes in the ordinary course of business, none of which individually or in the aggregate has been materially adverse.

            5. Indebtedness. Annex 2 attached hereto correctly describes all Current Debt, Funded Debt (other than Capitalized Rentals) and Capitalized Rentals under Capitalized Leases of the Company and its Subsidiaries outstanding on October 1, 1994.

            6. Full Disclosure. The financial statements referred to in paragraph 4 hereof, the Agreements, the Memorandum and any other written statement furnished by the Company to you in connection with the negotiation of the sale of the Notes, do not contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact peculiar to the Company or its Subsidiaries which the Company has not disclosed to you in writing which materially affects adversely nor, so far as the Company can now foresee, will materially affect adversely the properties, business, prospects, profits or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole.

            7. Pending Litigation. There are no actions, proceedings or investigations pending or, to the knowledge of the Company threatened, against or affecting the Company or any Subsidiary in any court or before any governmental authority or arbitration board or tribunal which, if adversely decided, individually or in the aggregate would materially and adversely affect the properties, business, prospects, profits or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole.

            8. Title to Properties. The Company and each Subsidiary has good and marketable title in fee simple (or its equivalent under applicable law) to all parcels of real property and has good title to all the other items of property it purports to own which, in each case, are necessary to the present and planned conduct of the business of the Company or such Subsidiary, including all property reflected in the most recent balance sheet referred to in paragraph 4 hereof, except (i) as specifically disclosed in the most recent balance sheet referred to in paragraph 4 hereof, (ii) minor title defects which, individually or in the aggregate, do not have a material adverse effect on the properties, business, prospects, profits or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole, (iii) property sold or otherwise disposed of in the ordinary course of business and (iv) Liens permitted by the Agreements. The Company and its Subsidiaries enjoy peaceful and undisturbed possession of all material property which is leased by the Company or any Subsidiary. To the best of the Company's knowledge after due inquiry by a responsible officer, all material properties which are used or useful in the conduct of the business of the Company and its Subsidiaries (whether owned in fee or leasehold interest) are in good repair and working order, normal wear and tear excepted.

            9. Patents and Trademarks. The Company and each Material Subsidiary owns or possesses all the patents, trademarks, trade names, service marks, copyright, licenses and rights with respect to the foregoing necessary for the present and planned future conduct of its business, without any known conflict with the rights of others.

           10. Sale Is Legal and Authorized. The sale of the Notes and compliance by the Company with all of the provisions of the Agreements and the Notes--

                (a) are within the corporate powers of the Company;

                (b) will not violate any provisions of any law or any order of any court or governmental authority or agency and will not conflict with or result in any breach of any of the terms, conditions or provisions of, or constitute a default under the Articles of Incorporation or By-laws of the Company or any material indenture or other agreement or instrument to which the Company is a party or by which it may be bound or result in the imposition of any Liens or encumbrances on any property of the Company; and

                (c) have been duly authorized by proper corporate action on the part of the Company (no action by the stockholders of the Company being required by law, by the Articles of Incorporation or By-laws of the Company or otherwise), and the Agreements and the Notes, when executed and delivered by the Company, will constitute the legal, valid and binding obligations, contracts and agreements of the Company enforceable in accordance with their respective terms, subject to applicable bankruptcy, insolvency or similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

           11. No Defaults. No Default or Event of Default has occurred and is continuing. The Company is not in default in the payment of principal or interest on any Funded Debt or Current Debt and is not in default under any instrument or instruments or agreements under and subject to which any Funded Debt or Current Debt has been issued and no event has occurred and is continuing under the provisions of any such instrument or agreement which with the lapse of time or the giving of notice, or both, would constitute an event of default thereunder. The Company is not in default as lessee under any lease.

           12. Governmental Consent. No approval, consent or withholding of objection on the part of any regulatory body, state, Federal or local, is necessary in connection with the execution and delivery by the Company of the Agreements or the Notes or compliance by the Company with any of the provisions of the Agreements or the Notes.

           13. Taxes. All tax returns required to be filed by the Company or any Subsidiary in any jurisdiction have, in fact, been filed, and all taxes, assessments, fees and other governmental charges upon the Company or any Subsidiary or upon any of their respective properties, income or franchises, which are shown to be due and payable in such returns have been paid, except where the failure to file such returns or pay such taxes would not, individually or in the aggregate, have a material adverse effect on the properties, business, prospects, profits or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole. The Company does not know of any proposed additional tax assessment against it for which adequate provision has not been made on its accounts. The provisions for taxes on the books of the Company and each Subsidiary are adequate for all open years, and for its current fiscal period. For all taxable years ending on or before May 3, 1986, the Federal income tax liability of the Company and its Subsidiaries has been satisfied and either the period of limitations on assessment of additional Federal income tax has expired or the Company and its Subsidiaries have entered into an agreement with the Internal Revenue Service closing conclusively the total tax liability for the taxable year and no material controversy in respect of additional Federal or state income taxes due since said date is pending or to the knowledge of the Company threatened.

           14. Use of Proceeds. The net proceeds from the sale of the Notes will be used to refinance bank indebtedness and for other corporate growth purposes. None of the transactions contemplated in the Agreements (including, without limitation thereof, the use of proceeds from the issuance of the Notes) will violate or result in a violation of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, Section 7 of the Securities Exchange Act of 1934, as amended, or any regulation issued pursuant thereto, including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter
     II. Neither the Company nor any Subsidiary owns or intends to carry or purchase any "margin stock" within the meaning of said Regulation G. None of the proceeds from the sale of the Notes will be used to purchase, or refinance any borrowing the proceeds of which were used to purchase, any "security" within the meaning of the Securities Exchange Act of 1934, as amended.

           15. Private Offering. Neither the Company, directly or indirectly, nor any agent on its behalf has offered or will offer the Notes or any similar Security to, or has solicited or will solicit an offer to acquire the Notes or any similar Security from or has otherwise approached or negotiated or will approach or negotiate in respect of the Notes or any similar Security with any Person other than the Purchasers and not more than 75 other institutional investors, each of whom was offered a portion of the Notes at private sale for investment. Neither the Company, directly or indirectly, nor any agent on its behalf has offered or will offer the Notes or any similar Security to, or has solicited or will solicit an offer to acquire the Notes or any similar Security from, any Person so as to bring the issuance and sale of the Notes within the provisions of Section 5 of the Securities Act of 1933, as amended.

           16. Employee Retirement Income Security Act of 1974. The consummation of the transactions provided for in the Agreements and compliance by the Company with the provisions thereof and the Notes issued thereunder will not involve any prohibited transaction within the meaning of ERISA or Section 4975 of the Code. Each Plan complies in all material respects with all applicable statutes and governmental rules and regulations, and (a) no Reportable Event has occurred and is continuing with respect to any Plan, (b) neither the Company nor any ERISA Affiliate has withdrawn from any Plan or Multiemployer Plan or instituted steps to do so, and (c) no steps have been instituted to terminate any Plan. No condition exists or event or transaction has occurred in connection with any Plan which could result in the incurrence by the Company or any ERISA Affiliate of any material liability, fine or penalty. No Plan maintained by the Company or any ERISA Affiliate, nor any trust created thereunder, has incurred any "accumulated funding deficiency" as defined in Section 302 of ERISA nor does the present value of all benefits vested under all Plans exceed, as of the last annual valuation date, the value of the assets of the Plans allocable to such vested benefits. Neither the Company nor any ERISA Affiliate has any contingent liability with respect to any post-retirement "welfare benefit plan" (as such term is defined in ERISA) which could reasonably be expected to materially and adversely affect the properties, business, prospects, profits or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole.

            17.  Compliance with Law.  Neither the Company nor any Subsidiary
     (a) is in violation of any law, ordinance, franchise, governmental rule or regulation to which it is subject; or (b) has failed to obtain any license, permit, franchise or other governmental authorization necessary to the ownership of its property or to the conduct of its business, which violation or failure to obtain, in the aggregate, would materially adversely affect the business, prospects, profits, properties or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole, or impair the ability of the Company to perform its obligations contained in the Agreements or the Notes. Neither the Company nor any Subsidiary is in default with respect to any order of any court or governmental authority or arbitration board or tribunal.

            18. Compliance with Environmental Laws. The Company is not in violation of any applicable Federal, state, or local laws, statutes, rules, regulations or ordinances relating to public health, safety or the environment, including, without limitation, relating to releases, discharges, emissions or disposals to air, water, land or ground water, to the withdrawal or use of ground water, to the use, handling or disposal of polychlorinated biphenyls (PCB's), asbestos or urea formaldehyde, to the treatment, storage, disposal or management of hazardous substances (including, without limitation, petroleum, crude oil or any fraction thereof, or other hydrocarbons), pollutants or contaminants, to exposure to toxic, hazardous or other controlled, prohibited or regulated substances which violations, individually or in the aggregate, could have a material adverse effect on the business, prospects, profits, properties or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole. The Company does not know of any liability or class of liability of the Company or any Material Subsidiary under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Section 9601 et seq.), or the Resource Conservation and Recovery Act of 1976, as amended (42 U.S.C. Section 6901 et seq.).

                          SUBSIDIARIES OF THE COMPANY
                             AS OF OCTOBER 1, 1994

                                                  Percentage of
                                               Voting Stock Owned
          Name of            Jurisdiction of     by Company and         Total
        Subsidiary            Incorporation   Each Other Subsidiary    Assets
Handleman Company            Ontario,         Wholly-owned by        $37,488,000*
  of Canada, Ltd.            Canada             Handleman Company
Video Treasures, Inc.        Michigan         Wholly-owned by        $49,353,000*
                                                Handleman Company
Entertainment Zone,          Michigan         Wholly-owned by        $10,667,000*
  Inc.                                          Handleman Company
Hanley Advertising           Michigan         Wholly-owned by        less than
  Company                                       Handleman Company    $500,000
Big Screen Video             Michigan         Wholly-owned by        None
  Productions, Inc.                             Handleman Company
                                                (inactive)
Hanley Advertising Company   Ontario,         Wholly-owned by Hanley None
  of Canada, Ltd.            Canada             Advertising Company
                                                (inactive)
Scorpio Productions          Texas            Wholly-owned by        $1,127,000
                                                Handleman Company
Softprime, Inc.              Michigan         Wholly-owned by        $1,942,000*
                                                Handleman Company
Michigan Property and Risk   Michigan         Wholly-owned           None/1/
  Management Company                            by Handleman Company
Rack Jobbing, S.A. de C.V.   Mexico           50% owned by           $7,931,000/2/
                                                Handleman Company
Rack Jobbing                 Mexico           Wholly-owned by Rack   $9,000/2/
  Services de C.V.                              Jobbing, S.A. de C.V.

 *   Indicates Material Subsidiaries
/1/ Information will be made available to the Purchasers as soon as the valuation of such Subsidiary has been completed.
/2/  The amount reflected represents 100% of the assets of such Subsidiary.

     DESCRIPTION OF DEBT AND LEASES
1. Current Debt of the Company and its Subsidiaries outstanding on October 1, 1994 was as follows:

     Senior Note due October 1, 1994        $31,000,000
     (paid in full October 3, 1994)         ===========

     IBM Financing Lease                        172,000
                                                =======

                                            $31,172,000
                                            ===========


2. Funded Debt (other than Capitalized Rentals) of the Company and its Subsidiaries outstanding on October 1, 1994 was as follows:

     Economic Development Corporation
       Limited Obligation Revenue Bonds
(EDC)
     Conyers County, GA             $3,200,000
     Pulaski County, GA             $3,000,000
                                    ----------
                                    $6,200,000
                                    ==========

     Credit Agreement dated as of July 12, 1994
         Among the Company, certain Banks and
         NBD Bank, N.A., as Agent
                                   $88,000,000
                                   ===========

                                   $94,200,000
                                   ===========
3. Capitalized Rentals under Capitalized Leases of the Company and its Subsidiaries outstanding on October 1, 1994 were as follows: IBM Financing
    Lease                                                               $9,000

   JURISDICTIONS IN WHICH COMPANY IS DULY
LICENSED OR QUALIFIED AND IS IN GOOD STANDING

All fifty states of the United States and the
              U.S. Virgin Islands

     DESCRIPTION OF SPECIAL COUNSEL'S CLOSING
                     OPINION

            The closing opinion of Chapman and Cutler, special counsel to the Purchasers, called for by (S)4.1 of the Agreements, shall be dated each Closing Date and addressed to the Purchasers, shall be satisfactory in form and substance to the Purchasers and shall be to the effect that:

            (1) The Company is a corporation, validly existing and in good standing under the laws of the State of Michigan, has corporate power and the corporate authority to execute and deliver the Agreements and to issue the Notes;

            (2) Each Agreement has been duly authorized by all necessary corporate action on the part of the Company, has been duly executed and delivered by the Company and constitutes the legal, valid and binding contract of the Company enforceable in accordance with its terms, subject to bankruptcy, insolvency, fraudulent conveyance and similar laws affecting creditors' rights generally, and general principles of equity (regardless of whether the application of such principles is considered in a proceeding in equity or at law);

            (3) The Notes have been duly authorized by all necessary corporate action on the part of the Company, and the Notes being delivered on the date hereof have been duly executed and delivered by the Company and constitute the legal, valid and binding obligations of the Company enforceable in accordance with their terms, subject to bankruptcy, insolvency, fraudulent conveyance and similar laws affecting creditors' rights generally, and general principles of equity (regardless of whether the application of such principles is considered in a proceeding in equity or at law);

            (4) The issuance, sale and delivery of the Notes under the circumstances contemplated by the Agreements do not, under existing law, require the registration of the Notes under the Securities Act of 1933, as amended, or the qualification of an indenture in respect thereof under the Trust Indenture Act of 1939, as amended. If you should in the future deem it expedient to sell your Notes, which we understand you do not now contemplate or foresee, such sale would be an exempted transaction under such Securities Act of 1933, as amended (the "Securities Act"), and would not of itself under present law require registration of the Notes under the Securities Act or the qualification of an indenture in respect thereof under such Trust Indenture Act of 1939, as amended, provided either (i) that a "public offering", within the meaning of such Securities Act, of the Notes is not involved, or (ii) if such a "public offering" is involved, that at the time of such sale you are not, within the meaning of such Securities Act, engaging or participating directly or indirectly in a distribution of the Notes for the Company or for any other person deemed under section 2(11) of such Securities Act to be an issuer of the Notes; and
            (5) The issuance of the Notes and the use of the proceeds of the sale of the Notes in accordance with the provisions of and as contemplated by the Agreement (including, without limitation, the representations and warranties set forth in the Agreement) do not violate or conflict with Regulation G, T or X of the Board of Governors of the Federal Reserve System.

            The opinion of Chapman and Cutler shall also state that the opinion of Honigman Miller Schwartz and Cohn, is satisfactory in scope and form to Chapman and Cutler and that, in their opinion, the Purchasers are justified in relying thereon. In rendering the opinion set forth in paragraph 1 above, Chapman and Cutler may rely, as to matters referred to in paragraph 1, solely upon an examination of the Articles of Incorporation of the Company as certified by the Director of the Department of Commerce of Michigan and a good standing certificate for the Company in the State of Michigan and the By-laws of the Company. The opinion of Chapman and Cutler is limited to the laws of the State of New York and the Federal laws of the United States. With respect to matters of Michigan law, Chapman and Cutler may rely upon the opinion of Honigman Miller Schwartz and Cohn.

            With respect to matters of fact upon which such opinion is based, Chapman and Cutler may rely on appropriate certificates of public officials and officers of the Company and upon representations of the Company and the Purchasers delivered in connection with the issuance and sale of the Notes.

                          FORM OF CLOSING OPINION OF
                            COUNSEL TO THE COMPANY
                        [Letterhead of Honigman Miller
                              Schwartz and Cohn]
                              __________ __, 1994
To the Purchasers named in Schedule I to the Agreements (as defined below)
     Re:  Note Agreements, dated as of November 1, 1994, by and among
          Handleman Company and the signatory purchasers thereto (the "Agreements").
              ___________________________________________________
Ladies and Gentlemen:
     We have acted as counsel to Handleman Company, a Michigan corporation (the "Company"), in connection with each Agreement, the Notes, and the transactions contemplated thereby. This opinion is being delivered to you pursuant to Section
4.1 of the Agreements. Except as otherwise defined in this opinion, capitalized terms used herein shall have the meanings given to them in the Agreements.

     We have examined such records, documents, certificates and other instruments and have made such investigation of fact and law as we deem necessary to render this opinion. As to various questions of fact relevant to this opinion, we have relied upon statements and certificates of officers and employees of the Company and the Subsidiaries and of public officials.

     In our examination, we have assumed the legal capacity of all natural persons, the authenticity of all documents submitted to us as originals, the conformity to original documents of all documents submitted to us as copies, and the authenticity of the originals of such copies.

     Based upon the foregoing, it is our opinion that:

          1. The Company is duly incorporated, validly existing and in good standing under the laws of the State of Michigan, has all requisite corporate power and authority to own or lease its property and to carry on its business as now conducted, and is in good standing and authorized to do business in each jurisdiction listed on Annex 3 to Exhibit B to the Agreements.

          2. The Company has corporate power and authority to execute and deliver the Agreements, to issue the Notes and to incur the Indebtedness evidenced thereby and to engage in the transactions contemplated thereby.

          3. The issuance and sale of the Notes and the execution, delivery and performance by the Company of the Agreements have been duly authorized by all necessary corporate action and are not in contravention of (i) the Company's Articles of Incorporation or Bylaws, or
     (ii) based solely on our review of contracts and undertakings of which we have actual knowledge and on a certificate of an officer of the Company and with no independent investigation or verification, any contract or undertaking to which the Company is a party or by which the Company or its property may be bound.

            4. Each Agreement and the Notes being delivered on the date hereof have been duly executed and delivered and constitute the valid and legally binding obligations of the Company and are enforceable against the Company in accordance with their respective terms.

            5. No approval, consent or withholding of objection on the part of, or filing, registration or qualification with, any governmental authority, federal, state or local, is necessary in connection with the execution and delivery by the Company of the Agreements or the Notes.

            6. None of the transactions contemplated in the Agreements (including, without limitation, the use of proceeds from the sale of the Notes, assuming such proceeds are used as stated in the Agreements) will violate or result in a violation of Section 7 of the Securities Exchange Act of 1934, as amended, or any regulations issued pursuant thereto, including, without limitation, Regulation G of the Board of Governors of the Federal Reserve System (12 C.F.R., Chapter II).

            7. The issuance, sale and delivery of the Notes under the circumstances contemplated by the Agreements constitute an exempt transaction under the registration provisions of the Securities Act of 1933, as amended, and do not under existing law require the registration of the Notes under the Securities Act of 1933, as amended, or the qualification of an indenture in respect thereof under the Trust Indenture Act of 1939.

            The foregoing opinion is subject to and qualified by the following qualifications:

            A. We express no opinion concerning any laws other than federal laws of the United States and the laws of the State of Michigan. To the extent that the Agreements and the Notes are governed by the laws of the State of New York, we have assumed for the purposes of this opinion, without any independent investigation or verification, that the laws of the State of New York are identical to the laws of the State of Michigan with respect to all matters relevant to this opinion.

            B. Whenever we have asserted above that a matter is "to our actual knowledge", our knowledge is limited to the actual knowledge of those attorneys in our firm who have directly participated in this engagement or who are primarily responsible for the Company concerning any issue or factual information addressed herein. Additionally, with respect to factual matters not independently established by us we have relied upon certificates of officers of the Company, which reliance we deem appropriate.

            C. To the extent our opinion relates to the validity, legality, binding effect or enforceability of any agreement or obligation, it is subject to and qualified by the following:

                (1) the effect and application of bankruptcy, insolvency,
            reorganization, moratorium and other laws now or hereafter in effect which relate to or limit creditors' and secured parties' rights or remedies generally;

                (2) the effect and application of general principles of
            equity, whether considered in a proceeding in equity or at law;

                (3) limitations imposed by applicable law on the
            enforceability of purported waivers of rights and defenses; and

                (4) we express no opinion as to the validity, legality,
            binding effect or enforceability of (a) any provision (including, without limitation, any provision with respect to indemnification or that might be construed as a penalty of any nature) that might be found violative of public policy or (b) any provision requiring the payment of interest on interest.

            D. In rendering the opinions set forth herein, we have assumed the accuracy of the representations and warranties contained in the Agreements. Without limiting the generality of the foregoing, in rendering the opinions in paragraphs 5, 6 and 7 above, we have assumed the accuracy of the representations and warranties contained in Section 3 and Exhibit B of the Agreements.

            E. With respect to the validity and legality of the interest provisions of the Agreements and the Notes, no opinion is expressed as to the effect of the Michigan criminal usury statute (MCLA 438.41) if the applicable rate of interest on the Notes at any time exceeds the applicable rate specified in such statute (25% per annum simple interest).

            F. We have made no independent investigation as to the accuracy or completeness of any of the statements set forth in the certificates of representatives of the Company or other documents presented to us for our review, but we have no actual knowledge of any incorrect or misleading statement therein.

            G. This Opinion is given as of the date hereof, and we undertake no obligation to advise you of any changes in the matters set forth herein.

            This Opinion is addressed to and is for the benefit solely of the Purchasers and their permissible successors, assigns and participants and may not be relied upon by any other person, firm or corporation for any purpose whatsoever and may not be published or disseminated, nor referenced in any other document or writing without our express written consent; provided, however, that with respect to matters of Michigan law, this opinion may be relied upon by Chapman and Cutler, special counsel to the Purchasers, in its opinion being rendered simultaneously herewith in connection with the Agreements and the Notes.

                                            Very truly yours,


                                            Honigman Miller Schwartz and
                                               Cohn

                                      D-5