Form 10-Q
period 1995-07-29
HANDLEMAN CO /MI/
filed 1995-09-12
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the 1st quarter ended July 29, 1995          Commission File Number 1-7923



                               HANDLEMAN COMPANY
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           MICHIGAN                                    38-1242806
-------------------------------          --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



  500 KIRTS BOULEVARD, TROY, MICHIGAN    48084-4142    Area Code 810 362-4400
---------------------------------------- ------------ -------------------------
(Address of principal executive offices)  (Zip code)    (Registrant's telephone
                                                               number)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.



                                 YES   X    NO
                                    ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                      DATE               SHARES OUTSTANDING
------------------------------  ------------------  ----------------------------
Common Stock - $.01 Par Value   September 1, 1995             33,589,590

                               HANDLEMAN COMPANY





                                 INDEX


                                                             PAGE NUMBER
                                                             -----------
PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income .....................     1

       Consolidated Balance Sheet ...........................     2

       Consolidated Statement of Shareholders' Equity .......     3

       Consolidated Statement of Cash Flows .................     4

       Notes to Consolidated Financial Statements ...........     5

       Management's Discussion and Analysis of Operations....   6 - 7


PART II - OTHER INFORMATION AND SIGNATURES  .................     8

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                                               Three Months Ended
                                                          -----------------------------
                                                            July 29,         July 30,
                                                              1995             1994
                                                          ------------     ------------
Net sales                                                    $230,789         $212,464

Direct product costs                                          178,231          161,448
                                                          ------------     ------------
   Gross profit                                                52,558           51,016

Selling, general and
   administrative expenses                                     57,247           46,372

Amortization of acquisition costs                               2,120            1,723

Interest expense, net                                           3,022            1,457
                                                          ------------     ------------
   Income (loss) before income taxes                           (9,831)           1,464


Income tax expense (benefit)                                   (3,362)             563
                                                          ------------     ------------

   Net income (loss)                                          ($6,469)            $901
                                                          ============     ============

Earnings (loss) per average common share
   outstanding during the period                               ($0.19)           $0.03
                                                          ============     ============

Average number of shares
   outstanding during the period                               33,567           33,471
                                                          ============     ============

Dividends per share                                             $0.11            $0.11
                                                          ============     ============

                       The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (amounts in thousands except share data)

                                                                   July 29,      April 29,
                                                                     1995           1995
                                                                ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $5,747        $24,392
    Accounts receivable, less allowance of $23,992 at
      July 29, 1995 and $24,053 at April 29, 1995
      for gross profit impact of future returns                      251,741        258,651
    Merchandise inventories                                          278,437        276,109
    Other current assets                                               1,617          1,779
                                                                 ------------   ------------
                    Total current assets                             537,542        560,931
                                                                 ------------   ------------
Property and equipment:
    Land                                                               6,684          6,741
    Buildings and improvements                                        41,407         42,312
    Display fixtures                                                 106,653        109,747
    Equipment, furniture and other                                    50,554         49,716
    Leasehold improvements                                             2,878          3,101
                                                                 ------------   ------------
                                                                     208,176        211,617
    Less accumulated depreciation and amortization                    89,872         86,845
                                                                 ------------   ------------
                                                                     118,304        124,772
                                                                 ------------   ------------
Other assets, net of allowances                                       71,231         68,373
                                                                 ------------   ------------
                    Total assets                                    $727,077       $754,076
                                                                 ============   ============
LIABILITIES
Current liabilities:
    Accounts payable                                                $211,218       $243,138
    Accrued and other liabilities                                     42,628         46,823
                                                                 ------------   ------------
                    Total current liabilities                        253,846        289,961
                                                                 ------------   ------------
Debt, non-current                                                    165,500        146,200
Deferred income taxes                                                  6,266          6,263

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                               --             --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 33,598,000 and 33,533,000 shares issued at
    July 29, 1995 and April 29, 1995, respectively                       336            335
Paid-in capital                                                       33,384         33,188
Foreign currency translation adjustment and other                     (8,349)        (8,130)
Retained earnings                                                    276,094        286,259
                                                                 ------------   ------------
                    Total shareholders' equity                       301,465        311,652
                                                                 ------------   ------------
                    Total liabilities and shareholders' equity      $727,077       $754,076
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

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                            Three Months Ended July 29, 1995
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                  Currency
                        ------------------              Translation                   Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital    and Other     Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
April 29, 1995          33,533       $335    $33,188       ($8,130)   $286,259        $311,652

Equity adjustment for
 foreign currency
 translation                                                   (68)                        (68)

Net income (loss)                                                       (6,469)         (6,469)

Cash dividends,
 $.11 per share                                                         (3,696)         (3,696)

Common stock issued for
 employee benefit plans,
 net of forfeitures         65          1        196          (151)                         46
                        -------   --------   --------   -----------   ---------   -------------
July 29, 1995           33,598       $336    $33,384       ($8,349)   $276,094        $301,465
                        =======   ========   ========   ===========   =========   =============

     The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (amounts in thousands)

                                                                   Three Months Ended
                                                            -----------------------------
                                                              July 29,         July 30,
                                                                1995             1994
                                                            ------------     ------------
Cash flows from operating activities:

     Net income (loss)                                          ($6,469)            $901
                                                            -----------     ------------
     Adjustments to reconcile net income to net
        cash provided from operating activities:

        Depreciation                                              7,230            6,473
        Amortization of acquisition costs                         2,120            1,723
        Recoupment of license advances                              629            1,832

        (Increase) decrease in assets:

          Accounts receivable                                     6,910           14,078
          Merchandise inventories                                (2,328)          (4,078)
          Other current assets                                      162              510
          Other assets, net of allowances                          (314)            (373)

        Increase (decrease) in liabilities:

          Accounts payable                                      (31,920)         (23,951)
          Accrued and other liabilities                          (8,095)            (773)
          Deferred income taxes                                       3              665
                                                            -----------     ------------
          Total adjustments                                     (25,603)          (3,894)
                                                            -----------     ------------
             Net cash used by operating activities              (32,072)          (2,993)
                                                            -----------     ------------
Cash flows from investing activities:
     Additions to property and equipment                         (4,072)          (4,619)
     Retirements of property and equipment                        1,078            1,109
     License advances                                            (3,161)          (4,536)
                                                            -----------     ------------
             Net cash used by investing activities               (6,155)          (8,046)
                                                            -----------     ------------
Cash flows from financing activities:
     Issuances of debt                                          470,900          233,650
     Repayments of debt                                        (447,600)        (215,967)
     Cash dividends                                              (3,696)          (3,656)
     Other changes in shareholders' equity, net                     (22)             (87)
                                                            -----------     ------------

             Net cash provided from financing activities         19,582           13,940
                                                            -----------     ------------
             Net increase (decrease) in cash and
                cash equivalents                                (18,645)           2,901

             Cash and cash equivalents at beginning
                of period                                        24,392           10,568

             Cash and cash equivalents at end of            -----------     ------------
                period                                           $5,747          $13,469
                                                            ===========     ============

The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 29, 1995, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended July 29, 1995 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 29, 1995 is derived from the audited consolidated financial statements of the Company included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 29, 1995.

                               HANDLEMAN COMPANY
                               -----------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------



Net sales for the first quarter ended July 29, 1995 were $230.8 million, an increase of 9% from net sales of $212.5 million for the first quarter ended July 30, 1994. However, as a result of increased selling, general and administrative (SG&A) expenses, coupled with a lower gross profit margin percentage, the Company incurred a net loss for the first quarter ended July 29, 1995 of $6.5 million or $.19 per share. During the comparable quarter last year the Company's net income was $.9 million or $.03 per share.

Music sales for the first quarter of fiscal 1996 were $138.3 million, compared to $118.9 million for the first quarter of fiscal 1995, an increase of 16%. The higher music sales level was primarily attributable to increased compact disc
(CD) sales. CD sales for the first quarter this year were $86.1 million or 62% of music sales, compared to $60.5 million or 51% of music sales for the comparable prior year quarter.

Video sales for the first quarter ended July 29, 1995 decreased 4% to $64.6 million from $67.6 million for the first quarter last year. The decrease in video sales was primarily attributable to lower sales to a customer that has begun to purchase a substantial portion of its video product directly from the manufacturers.

Book sales for the first quarter of fiscal 1996 were $13.6 million, compared to $14.1 million for the first quarter of fiscal 1995, a decrease of 4%. The decrease in book sales primarily resulted from a lower level of sales to certain of the Company's major customers.

Personal computer software sales increased 20% to $14.3 million for the first quarter this year, from $11.9 million for the first quarter last year. The increase in personal computer software sales was primarily attributable to an increase in sales to the Company's major software customers.

The gross profit margin percentage for the first quarter ended July 29, 1995 was 22.8%, compared to 24.0% for the first quarter ended July 30, 1994. The decrease in gross profit margin percentage primarily resulted from a lower gross profit margin percentage on video sales and the continuing shift in the net sales mix to lower margin CD sales.

SG&A expenses for the first quarter of fiscal 1996 were $57.2 million (24.8% of net sales), compared to $46.4 million (21.8% of net sales) for the first quarter of fiscal 1995. The higher level of SG&A expenses as a percentage of net sales was primarily attributable to the Company's Core rackjobbing operations which realized increases in customer shipments and customer returns. These increases required a higher level of SG&A expenses (e.g., selling and warehouse labor, freight) to handle the increased activity. The increase in customer returns was partially a result of certain key customers reducing overall store inventories. Also contributing to the increase in Core SG&A expenses as a percentage of net sales were certain customer programs requiring significant labor costs (e.g., providing services not offered last year, installing new product fixtures). In spite of the additional customer service requirements and the impact of increased customer returns, the SG&A expenses of the Core operations as a percentage of total dollar activity (gross sales plus returns) was approximately level with that of the first quarter of last year.

Interest expense, net of interest income, for the first quarter ended July 29, 1995 was $3.0 million, compared to $1.5 million for the first quarter of the prior year. The increase in interest expense was primarily attributable to higher borrowings and higher average interest rates.

North Coast Entertainment, Inc. ("NCE"), a subsidiary of Handleman Company, includes the Company's proprietary products and retail operations. NCE sales, which are included in the results reported above, represent sales of licensed video, music and personal computer software products, and sales at licensed retail departments. NCE sales for the first quarter of fiscal 1996 were $25.2 million, compared with $13.4 million for the first quarter last year, an increase of 88%. The sales increase was generated predominantly by sales from companies acquired in fiscal 1995. The Company is actively pursuing opportunities to increase sales of proprietary products, which contribute a relatively higher gross profit margin percentage.

Accounts payable at July 29, 1995 totaled $211.2 million, compared to $243.1 million at April 29, 1995. The decrease in accounts payable was primarily attributable to a decrease in net inventory purchases in the first quarter of this year, compared to the fourth quarter of last year.

On September 6, 1995 the Board of Directors of the Company declared a quarterly dividend of $.11 per share on the outstanding shares of common stock of the Company, payable on October 10, 1995 to shareholders of record at the close of business on September 25, 1995. In view of the first quarter's operating loss, the Board of Directors also stated that it will review the Company's dividend policy at its December Board meeting taking into account actual operating results for the second quarter and anticipated performance for the balance of the fiscal year.

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



DATE:      September 11, 1995                BY:   /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:      September 11, 1995                BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                 Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary