Form 10-Q
period 1995-10-28
HANDLEMAN CO /MI/
filed 1995-12-11
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the 2nd quarter ended October 28, 1995       Commission File Number 1-7923



                               HANDLEMAN COMPANY
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           MICHIGAN                                    38-1242806
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  500 KIRTS BOULEVARD, TROY, MICHIGAN         48084-4142            Area Code 810 362-4400
----------------------------------------     ------------      ---------------------------------
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



                                 YES   X    NO
                                     ------    ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                      DATE              SHARES OUTSTANDING
------------------------------  ------------------  ---------------------------
Common Stock - $.01 Par Value    December 1, 1995             33,583,761

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

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (amounts in thousands except per share data)


                                          Three Months Ended            Six Months Ended
                                     ---------------------------   ---------------------------
                                     October 28,    October 29,    October 28,    October 29,
                                         1995           1994           1995           1994
                                     ------------   ------------   ------------   ------------
Net sales                               $295,170       $347,160       $525,959       $559,624

Direct product costs                     224,091        266,928        402,322        428,376
                                     ------------   ------------   ------------   ------------
   Gross profit                           71,079         80,232        123,637        131,248

Selling, general and
   administrative expenses                60,526         51,915        117,773         98,287

Amortization of acquisition
   costs                                   2,038          1,530          4,158          3,253

Interest expense, net                      3,464          1,577          6,486          3,034
                                     ------------   ------------   ------------   ------------
   Income (loss) before income
      taxes                                5,051         25,210         (4,780)        26,674

Income tax expense (benefit)               1,686          9,730         (1,676)        10,293
                                     ------------   ------------   ------------   ------------

   Net income (loss)                      $3,365        $15,480        ($3,104)       $16,381
                                     ============   ============   ============   ============

Earnings per average common share
   outstanding during the period           $0.10          $0.46         ($0.09)         $0.49
                                     ============   ============   ============   ============

Average number of shares
   outstanding during the period          33,589         33,529         33,578         33,500
                                     ============   ============   ============   ============

Dividends per share                        $0.11          $0.11          $0.22          $0.22
                                     ============   ============   ============   ============


    The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (amounts in thousands except share data)

                                                                 October 28,     April 29,
                                                                     1995           1995
                                                                ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $2,924        $24,392
    Accounts receivable, less allowance of $25,796 at
      October 28, 1995 and $24,053 at April 29, 1995
      for gross profit impact of future returns                      349,547        258,651
    Merchandise inventories                                          257,185        276,109
    Other current assets                                               1,641          1,779
                                                                 ------------   ------------
                    Total current assets                             611,297        560,931
                                                                 ------------   ------------
Property and equipment:
    Land                                                               4,937          6,741
    Buildings and improvements                                        32,776         42,312
    Display fixtures                                                 109,710        109,747
    Equipment, furniture and other                                    53,565         49,716
    Leasehold improvements                                             2,863          3,101
                                                                 ------------   ------------
                                                                     203,851        211,617
    Less accumulated depreciation and amortization                    94,401         86,845
                                                                 ------------   ------------
                                                                     109,450        124,772
                                                                 ------------   ------------
Other assets, net of allowances                                       68,904         68,373
                                                                 ------------   ------------
                    Total assets                                    $789,651       $754,076
                                                                 ============   ============
LIABILITIES
Current liabilities:
    Accounts payable                                                $241,476       $243,138
    Accrued and other liabilities                                     40,814         46,823
                                                                 ------------   ------------
                    Total current liabilities                        282,290        289,961
                                                                 ------------   ------------
Debt, non-current                                                    200,404        146,200
Deferred income taxes                                                  6,264          6,263

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                               --             --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 33,585,000 and 33,533,000 shares issued at
    October 28, 1995 and April 29, 1995, respectively                    336            335
Paid-in capital                                                       33,243         33,188
Foreign currency translation adjustment and other                     (8,651)        (8,130)
Retained earnings                                                    275,765        286,259
                                                                 ------------   ------------
                    Total shareholders' equity                       300,693        311,652
                                                                 ------------   ------------
                    Total liabilities and shareholders' equity      $789,651       $754,076
                                                                 ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

                                      -2-

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                           Six Months Ended October 28, 1995
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                  Currency
                        ------------------              Translation                   Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital    and Other     Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
April 29, 1995          33,533       $335    $33,188       ($8,130)   $286,259        $311,652

Equity adjustment for
 foreign currency
 translation                                                  (511)                       (511)

Net income (loss)                                                       (3,104)         (3,104)

Cash dividends,
 $.11 per share                                                         (7,390)         (7,390)

Common stock issued for
 employee benefit plans,
 net of forfeitures         52          1         55           (10)                         46
                        -------   --------   --------   -----------   ---------   -------------
October 28, 1995        33,585       $336    $33,243       ($8,651)   $275,765        $300,693
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

                                  HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                               (amounts in thousands)

                                                                   Six Months Ended
                                                            -----------------------------
                                                            October 28,       October 29,
                                                                1995             1994
                                                            ------------     ------------
Cash flows from operating activities:

     Net income (loss)                                      $    (3,104)        $  16,381
                                                            -----------         ---------
     Adjustments to reconcile net income to net
        cash provided from operating activities:

        Depreciation                                             13,454            12,087
        Amortization of acquisition costs                         4,158             3,253
        Recoupment of license advances                            2,788             5,682

        (Increase) decrease in assets:

          Accounts receivable                                   (90,896)          (96,544)
          Merchandise inventories                                18,924           (63,610)
          Other current assets                                      138               618
          Other assets, net of allowances                        (2,043)              (55)

        Increase (decrease) in liabilities:

          Accounts payable                                       (1,662)          114,527
          Accrued and other liabilities                          (6,009)           11,691
          Deferred income taxes                                       1               640
                                                            -----------         ---------
          Total adjustments                                     (61,147)          (11,711)
                                                            -----------         ---------
             Net cash provided from (used by)
                operating activities                            (64,251)            4,670
                                                            -----------         ---------
Cash flows from investing activities:
     Additions to property and equipment                        (11,057)          (17,024)
     Retirements of property and equipment                       12,344             2,114
     License advances                                            (4,853)           (6,957)
                                                            -----------         ---------
             Net cash used by investing activities               (3,566)          (21,867)
                                                            -----------         ---------
Cash flows from financing activities:
     Issuances of debt                                        1,100,904           542,600
     Repayments of debt                                      (1,046,700)         (521,562)
     Cash dividends                                              (7,390)           (7,377)
     Other changes in shareholders' equity, net                    (465)              612
                                                            -----------         ---------
             Net cash provided from financing activities         46,349            14,273
                                                            -----------         ---------
             Net decrease in cash and cash equivalents          (21,468)           (2,924)

             Cash and cash equivalents at beginning
                of period                                        24,392            10,568

             Cash and cash equivalents at end of            -----------         ---------
                period                                      $     2,924         $   7,644
                                                            ===========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                   HANDLEMAN COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 28, 1995, and the results of operations for the three and six months then ended, and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended October 28, 1995 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 29, 1995 is derived from the audited consolidated financial statements of the Company included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 29, 1995.

                               HANDLEMAN COMPANY
                               -----------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------



Net sales for the second quarter ended October 28, 1995 decreased 15% to $295.2 million, from $347.2 million for the second quarter last year. As a result of the lower sales level, coupled with increased selling, general and administrative (SG&A) expenses, the Company's net income for the quarter ended October 28, 1995 decreased to $3.4 million or $.10 per share, from $15.5 million or $.46 per share for the second quarter last year.

Net sales for the first six months of fiscal 1996 were $526.0 million, compared with $559.6 million for the same period last year, a decrease of 6%. A loss was incurred in the first six months this year of $(3.1) million, or $(.09) per share, compared to net income of $16.4 millon, or $.49 per share last year.

Music sales were $177.4 million for the second quarter this year, compared with $170.1 million for the second quarter last year, an increase of 4%. The increase in music sales was attributable to the Company's North Coast Entertainment ("NCE") subsidiary. Compact disc sales for the second quarter this year were $119.9 million, or 68% of Handleman music sales, compared to $94.4 million or 55% of music sales for the second quarter last year. Music sales for the six months ended October 28, 1995 were $315.7 million, an increase of 9% from $289.0 million for the six months ended October 29, 1994.

Video sales decreased 42% to $87.9 millon for the second quarter this year from $152.4 million for the same quarter last year. The decrease in video sales was primarily attributable to the Company's Core Rackjobbing division which experienced reduced mega-hit volume ("Jurassic Park" was released in the second quarter last year), as well as lower shipments and increased returns with certain key customers. The increased returns for the most part resulted from reductions in store inventory levels. In addition, a major customer has begun to purchase a substantial portion of its video product directly from manufacturers. Video sales for the first six months this year were $152.5 million, compared with $220.0 million for comparable period last year, a decrease of 31%.

Book sales were $15.4 million for the second quarter of fiscal 1996, compared with $15.9 million for the second quarter last year, a decrease of 3%. The decrease in book sales was caused by a reduction in sales to a major customer. Book sales for the first six months of this year were $29.0 million, compared with $29.9 million for the first six months of last year, a decrease of 3%.

Personal computer software sales were $14.5 million this year, compared with $8.8 million last year, an increase of 65%. The increase in personal computer software sales was primarily attributable to an increase in the number of departments shipped. Personal computer software sales for the six months ended October 28, 1995 were $28.8 million, compared with $20.7 million for the six months ended October 29, 1994, an increase of 39%.

The gross profit margin percentage for the second quarter this year was 24.1%, compared with 23.1% for the second quarter last year. The increase in the gross profit margin percentage was generated by NCE which achieved both a higher sales level and a higher gross profit margin percentage in the second quarter this year compared to the second quarter last year. The gross profit margin percentage for the first six months this year and last year was 23.5%.

However, the Company anticipates declines in its gross profit margin percentage from prior year levels on a going forward basis. Forces affecting gross profit margin include pricing pressures from customers, competition from direct-to-retail manufacturers and manufacturers' price increases. Accordingly, the Company expects to experience a continuing deterioration in its overall gross profit margin percentage on a going forward basis.

SG&A expenses were $60.5 million (20.5% of net sales) for the second quarter this year, compared with $51.9 million (15.0% of net sales) for the second quarter last year. The Company's Core Rackjobbing division incurred extra costs associated with higher customer returns and providing services not offered last year. Also contributing to the increase in SG&A expenses as a percentage of net sales were NCE and the International division. NCE has a higher SG&A to net sales percentage, as well as a higher gross profit margin percentage, than the comparable percentages for the Core Rackjobbing division. NCE sales represented a greater proportion of overall sales in the second quarter this year than in the second quarter last year, thus adversely impacting the overall SG&A to net sales percentage. Start-up expenses related to the Company's operations in Argentina and Brazil also negatively affected the SG&A to net sales percentage. SG&A expenses for the first six months of fiscal 1996 were $117.8 million (22.4% of net sales), compared with $98.3 million (17.6% of net sales) for the first six months of fiscal 1995.

Interest expense for the second quarter and first six months of this year was $3.5 million and $6.5 million, compared to $1.6 million and $3.0 million, respectively, last year. The increases this year were due to both higher borrowings and higher average interest rates.

NCE includes the Company's proprietary products and retail operations. NCE sales, which are included in the results reported above, represent sales of licensed video, music and personal computer software products, and sales at licensed retail departments. NCE sales for the second quarter of fiscal 1996 were $41.7 million, compared to $34.8 million for the second quarter of last year, an increase of 20%. NCE sales for the first six months of fiscal 1996 were $66.9 million, a 39% increase over net sales of $48.2 million for the first six months of fiscal 1995. The sales increases for both the second quarter and first six months were generated predominantly by sales from companies acquired in fiscal 1995. The Company is actively pursuing opportunities to increase sales of proprietary products, which contribute a relatively higher gross profit margin percentage.

Accounts receivable at October 28, 1995 totaled $349.5 million, compared to $258.7 million at April 29, 1995. The increase in accounts receivable was primarily attributable to increased sales volume in September and October 1995, compared to March and April 1995, resulting from higher shipments related to the upcoming holiday season and slower payments from certain key accounts.

Buildings and improvements at October 28, 1995 were $32.8 million, compared to $42.3 million at April 29, 1995. The decrease in buildings and improvements was primarily attributable to the sale of certain Company owned facilities in the month of August 1995 resulting from the continuing transition to the Automated Distribution Center concept.

Debt, non-current at October 28, 1995 was $200.4 million, compared to $146.2 million at April 29, 1995. This increase primarily resulted from the increase in accounts receivable described above.

Management's Discussion and Analysis of Operations included in the Company's Form 10-Q for the first quarter ended July 29, 1995 provides additional discussion regarding sales and earnings results for the first quarter of fiscal 1996, and is incorporated herein by reference.

                                   * * * * *

On December 6, 1995, the Board of Directors declared a quarterly dividend of $.05 per share on the outstanding shares of common stock of the Company, payable January 10, 1996 to shareholders of record at the close of business on December 27, 1995. In view of the Company's operating results for the second quarter, the Board reduced the quarterly dividend from the prior level of $.11 per share. The Board will continue to review the dividend payout on a quarterly basis based upon the performance of the Company.

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



DATE:       December 11, 1995                BY:   /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:       December 11, 1995                BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                 Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary