Form 10-Q
period 1996-01-31
HANDLEMAN CO /MI/
filed 1996-03-14
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the 3rd quarter ended January 31, 1996         Commission File Number 1-7923


                               HANDLEMAN COMPANY
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           MICHIGAN                                     38-1242806
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  500 KIRTS BOULEVARD, TROY, MICHIGAN       48084-4142   Area Code 810 362-4400
----------------------------------------   ------------  -----------------------
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

                                       YES   X    NO
                                           ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                         DATE              SHARES OUTSTANDING
-----------------------------         -------------         ------------------
Common Stock - $.01 Par Value         March 8, 1996             33,580,569

                               HANDLEMAN COMPANY






                                     INDEX




                                                                     PAGE NUMBER
                                                                     -----------
PART I -- FINANCIAL INFORMATION

       Consolidated Statement of Operations.......................        1

       Consolidated Balance Sheet.................................        2

       Consolidated Statement of Shareholders' Equity.............        3

       Consolidated Statement of Cash Flows.......................        4

       Notes to Consolidated Financial Statements.................        5

       Management's Discussion and Analysis of Operations.........      6 - 8

PART II -- OTHER INFORMATION AND SIGNATURES.......................        9

                                      HANDLEMAN COMPANY
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)
                         (amounts in thousands except per share data)

                                          Three Months Ended            Nine Months Ended
                                     --------------------------    --------------------------
                                     January 31,    January 31,    January 31,    January 31,
                                         1996           1995           1996           1995
                                     -----------   ------------    -----------    -----------
Net sales                              $345,605       $362,911       $871,564       $922,535

Direct product costs                    274,675        280,824        676,997        709,200
                                       --------       --------       --------       --------
   Gross profit                          70,930         82,087        194,567        213,335

Selling, general and
   administrative expenses               63,032         59,686        180,805        157,973

Provision for realignment
   of operations                          1,500             --          1,500             --

Amortization of acquisition
   costs                                  1,908          1,703          6,066          4,956

Interest expense, net                     2,857          1,804          9,343          4,838
                                       --------       --------       --------       --------
   Income (loss) before income
      taxes                               1,633         18,894         (3,147)        45,568

Income tax expense (benefit)                536          7,798         (1,140)        18,091
                                       --------       --------       --------       --------

   Net income (loss)                     $1,097        $11,096        ($2,007)       $27,477
                                       ========       ========       ========       ========

Earnings per average common share
   outstanding during the period          $0.03          $0.33         ($0.06)         $0.82
                                       ========       ========       ========       ========

Average number of shares
   outstanding during the period         33,583         33,537         33,580         33,512
                                       ========       ========       ========       ========

Dividends per share                       $0.05          $0.11          $0.27          $0.33
                                       ========       ========       ========       ========


   The accompanying notes are an integral part of the consolidated financial statements.

                                       HANDLEMAN COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)
                           (amounts in thousands except share data)

                                                                    January 31,     April 29,
                                                                       1996           1995
ASSETS                                                             ------------   ------------
Current assets:
    Cash and cash equivalents                                        $11,877        $24,392
    Accounts receivable, less allowance of $22,610 at
      January 31, 1996 and $24,053 at April 29, 1995
      for gross profit impact of estimated future returns            266,369        258,651
    Merchandise inventories                                          252,571        276,109
    Other current assets                                               3,212          1,779
                                                                 ------------   ------------
                    Total current assets                             534,029        560,931
                                                                 ------------   ------------
Property and equipment:
    Land                                                               4,869          6,741
    Buildings and improvements                                        31,824         42,312
    Display fixtures                                                 111,393        109,747
    Equipment, furniture and other                                    59,332         49,716
    Leasehold improvements                                             3,629          3,101
                                                                 ------------   ------------
                                                                     211,047        211,617
    Less accumulated depreciation and amortization                    95,041         86,845
                                                                 ------------   ------------
                                                                     116,006        124,772
                                                                 ------------   ------------
Other assets, net of allowances                                       71,560         68,373
                                                                 ------------   ------------
                    Total assets                                    $721,595       $754,076
                                                                 ============   ============
LIABILITIES
Current liabilities:
    Accounts payable                                                $208,259       $243,138
    Accrued and other liabilities                                     37,146         46,823
                                                                 ------------   ------------
                    Total current liabilities                        245,405        289,961
                                                                 ------------   ------------
Debt, non-current                                                    170,100        146,200
Deferred income taxes                                                  6,268          6,263

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                               --             --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 33,581,000 and 33,533,000 shares issued at
    January 31, 1996 and April 29, 1995, respectively                    336            335
Paid-in capital                                                       33,193         33,188
Foreign currency translation adjustment and other                     (8,889)        (8,130)
Retained earnings                                                    275,182        286,259
                                                                 ------------   ------------
                    Total shareholders' equity                       299,822        311,652
                                                                 ------------   ------------
                    Total liabilities and shareholders' equity      $721,595       $754,076
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


                                       HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          (UNAUDITED)
                          (amounts in thousands except per share data)


                                           Nine Months Ended January 31, 1996
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                  Currency
                        ------------------              Translation                   Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital    and Other     Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
April 29, 1995          33,533       $335    $33,188       ($8,130)   $286,259        $311,652

Net loss                                                                (2,007)         (2,007)

Cash dividends,
 $.27 per share                                                         (9,070)         (9,070)

Common stock issued for
 employee benefit plans,
 net of forfeitures         48          1          5            41                          47

Adjustment for foreign
 currency translation                                         (800)                       (800)
                        -------   --------   --------   -----------   ---------   -------------
January 31, 1996        33,581       $336    $33,193       ($8,889)   $275,182        $299,822
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

                                  HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                               (amounts in thousands)

                                                                   Nine Months Ended
                                                            -----------------------------
                                                            January 31,      January 31,
                                                                1996             1995
                                                            ------------     ------------
Cash flows from operating activities:
     Net income (loss)                                          ($2,007)         $27,477
                                                            ------------     ------------
     Adjustments to reconcile net income (loss) to
        net cash provided from (used by) operating
        activities:
        Depreciation                                             20,555           18,515
        Amortization of acquisition costs                         6,066            4,956
        Recoupment of license advances                            6,057            7,578

        (Increase) decrease in assets:

          Accounts receivable                                    (7,718)         (38,179)
          Merchandise inventories                                23,538          (56,022)
          Other current assets                                   (1,433)            (593)
          Other assets, net of allowances                        (7,824)          (2,493)

        Increase (decrease) in liabilities:
          Accounts payable                                      (34,879)          54,431
          Accrued and other liabilities                         (11,611)           7,036
          Deferred income taxes                                       5              683
                                                            ------------     ------------
          Total adjustments                                      (7,244)          (4,088)
                                                            ------------     ------------
             Net cash provided from (used by)
                operating activities                             (9,251)          23,389
                                                            ------------     ------------
Cash flows from investing activities:
     Additions to property and equipment                        (23,983)         (28,952)
     Retirements of property and equipment                       15,866            2,650
     License advances                                           (11,158)          (7,868)
     Acquisition of business, net of cash acquired                    0          (22,521)
     Bulk purchase of inventory and other assets                      0          (16,126)
                                                            ------------     ------------
             Net cash used by investing activities              (19,275)         (72,817)
                                                            ------------     ------------
Cash flows from financing activities:
     Issuances of debt                                        1,765,210          836,009
     Repayments of debt                                      (1,739,376)        (784,586)
     Cash dividends                                              (9,070)         (11,066)
     Other changes in shareholders' equity, net                    (753)          (1,263)
                                                            ------------     ------------

             Net cash provided from financing activities         16,011           39,094
                                                            ------------     ------------

             Net decrease in cash and cash equivalents          (12,515)         (10,334)

             Cash and cash equivalents at beginning
                of period                                        24,392           10,568
             Cash and cash equivalents at end of            ------------     ------------
                period                                          $11,877             $234
                                                            ============     ============
The accompanying notes are an integral part of the consolidated financial statements.

                                   HANDLEMAN COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, except as noted below, necessary to present fairly the financial position of the Company as of January 31, 1996, and the results of operations for the three and nine months then ended, and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 1996 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 29, 1995 is derived from the audited consolidated financial statements of the Company included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 29, 1995.


2. During the third quarter, the Company announced the closing of Entertainment Zone, a subsidiary which sold music, video and book products in departments leased from certain retailers. In connection with closing this subsidiary, the Company recognized a $1.5 million pre-tax provision for realignment of operations in the third quarter of fiscal 1996, primarily related to the write-off of display fixtures.

                               HANDLEMAN COMPANY
                               -----------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

Net sales for the third quarter ended January 31, 1996 decreased 5% to $345.6 million from $362.9 million for the third quarter last year. As a result of the lower sales level, coupled with a lower gross profit margin percentage and higher selling, general and administrative (SG&A) expenses, the Company's net income for the quarter ended January 31, 1996 decreased to $1.1 million or $.03 per share, from $11.1 million or $.33 per share for the third quarter last year. Net income for the third quarter ended January 31, 1996 reflects a $1.5 million pre-tax charge ($.03 per share), principally related to display fixture write-offs, in connection with closing Entertainment Zone, a subsidiary which sold music, video and book products in departments leased from certain retailers.

Net sales for the first nine months of fiscal 1996 were $871.6 million, compared to $922.5 million last year, a decrease of 6%. For the first nine months of this year, the Company had a net loss of $2.0 million (a loss of $.06 per share), compared to net income of $27.5 million (or income of $.82 per share) last year.

Music sales were $200.1 million for the third quarter this year, compared to $219.2 million for the third quarter last year, a decrease of 9%. This decrease was a result of lower sales to certain key customers resulting from customer shipment restrictions, as well as continuing softness in the retail music marketplace. Compact disc sales for the third quarter this year were $137.6 million, or 69% of Handleman music sales, compared to $126.0 million or 58% of music sales for the third quarter of last year. Music sales for the nine months ended January 31, 1996 were $515.8 million, compared to $508.2 million for the nine months ended January 31, 1995, an increase of 1%.

Video sales for the third quarter this year were $111.9 million, up slightly from the $111.5 million for the third quarter of last year. For the first nine months of fiscal 1996 video sales were $264.4 million, compared to $331.4 million for the comparable period last year, a decrease of 20%.

Book sales were $14.8 million for the third quarter of fiscal 1996, compared to $16.1 million for the third quarter of last year, a decrease of 8%. This decrease in book sales primarily resulted from lower sales to a major customer caused by a decrease in the number of departments shipped. For the first nine months of this year, book sales were $43.8 million, compared to $46.0 million for the same period of last year, a decrease of 5%.

Personal computer software sales increased 17% to $18.8 million for the third quarter this year, from $16.1 million last year, principally resulting from sales growth within the existing customer base. For the first nine months of this year, personal computer software sales were $47.6 million, compared to $36.9 million for the same period of last year, an increase of 29%.

North Coast Entertainment, Inc. ("NCE"), a subsidiary of Handleman Company, includes the Company's proprietary product operations. NCE sales, which are included in the results reported above, represent sales of licensed video, music and personal computer software products. NCE sales (excluding Entertainment Zone sales in both periods) for the third quarter of fiscal 1996 were $25.2 million, compared to $18.2 million in the third quarter last year, a 38% increase. NCE sales (excluding Entertainment Zone in both periods) for the first nine months of fiscal 1996 were $83.7 million, compared to $57.3 million for the first nine months last year, an increase of 46%. The sales increase for both the third quarter and first nine months was primarily attributable to sales from companies acquired in fiscal 1995. The Company is pursuing opportunities to increase sales of proprietary products, which contribute a relatively higher gross profit margin percentage.

Gross profit margin for the third quarter this year was 20.5%, compared to 22.6% for the third quarter last year. The decrease in gross profit margin percentage was primarily caused by both lower sales and reduced margin on video catalog and budget products, and the shift of music sales to higher-priced compact disc product, which carries a lower gross profit margin percentage than other music products. The gross profit margin percentage for the nine months ended January 31, 1996 was 22.3%, compared to 23.1% for the comparable prior year period.

SG&A expenses increased to $63.0 million or 18.2% of net sales for the third quarter this year, from $59.7 million or 16.4% of net sales for the third quarter last year. The Core Rackjobbing division contributed to the increase in SG&A expense as a percentage of net sales due to: incremental costs associated with providing services not offered last year, including servicing key account book departments, expansion of in-store interactive devices and re-fixturing; the effect of the relationship of fixed costs (e.g., computer and administrative staffs) on a lower sales level; and additional costs resulting from the transition to the Midwest automated distribution center ("ADC").

NCE also contributed to the increase in SG&A expense as a percentage of net sales. NCE has a higher SG&A expense to net sales percentage than the comparable percentage for the Core Rackjobbing division. NCE sales represented a greater proportion of overall sales this year than last year, thus increasing the overall SG&A expense to net sales percentage.

SG&A expenses for the first nine months of fiscal 1996 were $180.8 million or 20.7% of net sales, compared to $158.0 million or 17.1% of net sales for the first nine months of fiscal 1995.

Interest expense for the third quarter and first nine months of this year was $2.9 million and $9.3 million, respectively, compared to $1.8 million and $4.8 million, respectively, last year. These increases were due to both higher borrowings and higher average interest rates.

Forces affecting sales and gross profit margin include pricing pressures from customers and competition from direct-to-retail manufacturers. As a result, the Company expects to experience a continuing deterioration in its overall gross profit margin percentage from prior year levels on a going forward basis. The Company expects SG&A expenses, and SG&A expenses as a percentage of net sales, for the fourth quarter of fiscal 1996 to exceed those for the comparable quarter last year. The Company is taking steps to reduce SG&A expenses, however, year-to-year benefit is not expected until fiscal 1997.

The Company has taken, and continues to take, many steps to reduce SG&A expenses including implementation of ADCs, reorganization of the sales force, increased use of automation and technology, and continued focus on employee headcount and discretionary expenditures. Full implementation of the second ADC by the summer of 1996 will enable the Company to reduce U.S. shipping locations from 14 to 6, and further reductions are being studied. The benefits to be derived from the ADCs and other technological initiatives include lower inventory levels, reduced product distribution costs, improved delivery times, reduced customer return rates and an increase in the quality of service to customers. The Company has already reduced its inventory by 15% from the same period of last year, and expects consequential reductions going forward. On an ongoing basis, all opportunities for SG&A expense reduction are being aggressively pursued, with the only caveat being maintenance of superior customer service.

Merchandise inventories at January 31, 1996 totaled $252.6 million, compared to $276.1 million at April 29, 1995. The decrease in merchandise inventories was primarily attributable to Company efforts to reduce overall inventory levels.

Buildings and improvements at January 31, 1996 were $31.8 million, compared to $42.3 million at April 29, 1995. The decrease in buildings and improvements was principally due to the sale of certain Company owned facilities resulting from the continuing transition to the ADC concept.

Accounts payable decreased to $208.3 million at January 31, 1996, from $243.1 million at April 29, 1995. The decrease in accounts payable was primarily attributable to the decrease in merchandise inventories.

Effective January 30, 1996, the Credit Agreement between the Company and its banks was amended. The amendment reduced the interest coverage ratio for the quarter ended January 31, 1996. The Company and its banks are negotiating another amendment to the Credit Agreement which should enable the Company to comply with the interest coverage ratio covenant for the quarter ending April 27, 1996, and subsequent fiscal quarters. Management expects that the Company will enter into a satisfactory amendment with its banks prior to the conclusion of the fiscal quarter ending April 27, 1996.

Management's Discussion and Analysis of Operations included in the Company's Form 10-Q for the first and second quarters of fiscal 1996 provide additional discussion regarding sales and earnings results for those quarters, and are incorporated herein by reference.



                                   * * * * *


On December 6, 1995, the quarterly dividend was reduced from the prior level of $.11 per share to $.05 per share. On March 6, 1996, the Board of Directors eliminated the quarterly dividend in view of the Company's current operating results. The Board will continue to review the dividend payout on a quarterly basis based upon the performance of the Company.

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



DATE:         March 14, 1996                 BY:   /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:         March 14, 1996                 BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                 Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary