Form 10-K
period 1996-04-27
HANDLEMAN CO /MI/
filed 1996-07-25
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended April 27, 1996              Commission File No. 1-7923



                               HANDLEMAN COMPANY
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  MICHIGAN                                 38-1242806
      --------------------------------                --------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)



        500 Kirts Boulevard, Troy, Michigan                48084 - 4142
      ----------------------------------------          ------------------
      (Address of principal executive offices)              (Zip Code)



                                 810-362-4400
                    --------------------------------------
             (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
- -----------------------------          -----------------------------------------
 COMMON STOCK $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE



Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                           ------------------------
                               (Title of Class)



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


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of July 12, 1996 was $206,733,200.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of July 12, 1996 was 33,496,410.


Item 14(a) 3. on page 33 describes the exhibits filed with the Securities and Exchange Commission.


Certain sections of the definitive Proxy Statement to be filed for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

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


DESCRIPTION OF BUSINESS:
- ------------------------

     Handleman Company is engaged in the sale and distribution of music, video, book, and personal computer software products primarily to mass merchants throughout the United States, Canada, Mexico, Argentina and Brazil. In addition, the Company provides various services as a specialized merchandiser (rackjobber) to these accounts. The Company's Handleman Entertainment Resources division provides such products and services in the United States and Canada, while the International division provides such services in Mexico, Argentina and Brazil. The Company, through its North Coast Entertainment subsidiary, is also in the business of acquiring video, music and software licenses, giving it exclusive rights to manufacture and distribute such products.

The following table sets forth net sales, and the approximate percentage contribution to consolidated sales, for the fiscal years ended April 27, 1996, April 29, 1995, and April 30, 1994, for the Company's three operating divisions:

                                                        YEAR ENDED
                                                  (AMOUNTS IN THOUSANDS)
                                     ------------------------------------------------
                                     APRIL 27, 1996   APRIL 29, 1995   APRIL 30, 1994
                                     --------------   --------------   --------------
HANDLEMAN ENTERTAINMENT RESOURCES

   Music                               $  593,348       $  614,608       $  556,211
   % of Total                                52.4             50.1             52.1

   Video                                  316,485          423,826          367,102
   % of Total                                27.9             34.6             34.4

   Book                                    53,947           57,411           67,012
   % of Total                                 4.8              4.7              6.3

   Personal Computer Software              50,990           50,007           39,405
   % Total                                    4.5              4.1              3.7
                                       ----------       ----------       ----------

  Sub-Total                             1,014,770        1,145,852        1,029,730
  % of Total                                 89.6             93.5             96.5
                                       ----------       ----------       ----------

NORTH COAST ENTERTAINMENT  (A)            120,300          106,186           68,905
% of Total                                   10.6              8.6              6.5

INTERNATIONAL                              15,647           14,511              ---
% of Total                                    1.4              1.2              ---

ELIMINATIONS                              (18,110)         (40,487)         (32,069)
% of Total                                   (1.6)            (3.3)            (3.0)
                                       ----------       ----------       ----------

TOTAL                                  $1,132,607       $1,226,062       $1,066,566
                                       ==========       ==========       ==========

(A) Includes sales of Entertainment Zone in all fiscal years.


                               Business Segments
                               -----------------

The Company operates in one business segment, selling home entertainment software to mass merchants and also to specialty chain stores, drugstores and supermarkets. The Company has United States, Canadian, Mexican, Brazilian and Argentine operations. All operations outside of the U.S. are included in "Other" which is displayed separately below.

                                             DOLLAR AMOUNTS IN THOUSANDS
                                       --------------------------------------
                                          1996          1995          1994
                                       ----------    ----------    ----------
Net sales:
    United States                      $1,050,545    $1,152,681    $1,017,993
    Other                                  82,062        73,381        48,573
                                       ----------    ----------    ----------
Total net sales                        $1,132,607    $1,226,062    $1,066,566
                                       ==========    ==========    ==========
Operating income (loss):
    United States                      $  (18,045)   $   54,935    $   52,963
    Other                                  (5,130)       (1,079)       (1,113)
Interest expense, net                     (12,039)       (8,024)       (6,211)
                                       ----------    ----------    ----------
Income (loss) before income taxes      $  (35,214)   $   45,832    $   45,639
                                       ==========    ==========    ==========
Identifiable assets:
    United States                      $  660,465    $  705,916    $  614,215
    Other                                  33,449        48,160        26,783
                                       ----------    ----------    ----------
Total assets                           $  693,914    $  754,076    $  640,998
                                       ==========    ==========    ==========


                                    GENERAL
                                    -------

     The Company's major business activity is to act as a link between manufacturers of home entertainment software products and mass merchant chain stores. Customers purchase from Handleman due to the value-added benefits the Company adds to the basic product, and due to the benefit of only dealing with one vendor for each product line. Manufacturers utilize the Company's services to avoid the necessity of distributing to thousands of individual stores throughout a vast geographic range. Information regarding the number of active vendors from which the Company purchases, number of titles the Company is currently distributing and number of retail departments presently serviced follows:

                                           NUMBER OF                NUMBER OF
                                         SKUS CURRENTLY              RETAIL
                    NUMBER OF             DISTRIBUTED              DEPARTMENTS
                     VENDORS             BY THE COMPANY             SERVICED
                    ---------            --------------            -----------
Music                  179                   25,100                   6,300
Video                  122                    6,100                   6,775
Book                   192                    6,800                   2,675
Software               132                      900                   4,950


North Coast Entertainment, Inc. ("NCE"), a subsidiary of Handleman Company, includes the Company's proprietary product operations. NCE is the umbrella company for subsidiaries which acquire or develop existing master recordings, exclusive licensing and distribution agreements and, to a lesser extent, original productions. Such items are manufactured and then distributed to either rackjobbers, including Handleman Company, distributors or directly to retailers. NCE has operations in the United States, Canada, Germany and the United Kingdom. In addition, NCE products are available in Mexico, through a joint venture, and South America. Most NCE products are categorized as budget, with most retailing for under $10. Products are designed to provide high margins to the retailer at prices that generate impulse sales.

NCE's goal is to support the profitable growth of the non-rackjobbing portion of the business. NCE provides opportunities as follows:

 . First, it provides a platform from which to distribute proprietary music, video, and personal computer (PC) software products.

 . Second, NCE enables the Company to take a more active, and more profitable, role in the production of home entertainment products. This enhances the Company's profit potential.

 . Third, NCE provides the Company with a wide array of product development and licensing opportunities, access to and ownership of new music and video labels, and proprietary PC software and publishing products. This enables the Company to offer a broader range of more profitable products to its customers.

 . Fourth, NCE gives the Company access to new distribution channels, new markets and new customers. For example, the Company can cross-sell music, video and PC software to new or existing customers through any NCE subsidiary sales organization.

NCE is comprised of a group of enterprises operating under different names:

 . Anchor Bay Entertainment develops an assortment of videos through licensing and distribution agreements. It also is the producer of original children's and exercise programming. Anchor Bay's catalog consists of over 2,000 selections which encompass many categories. Labels include Video Treasures, Audio Treasures, MNtex and Starmaker. Anchor Bay supplies products to rackjobbers, specialty stores, mass merchants and distributors, as well as via direct response and catalog channels.

 . Sellthrough Entertainment (formerly Holly Music) distributes year-round theme promotions such as Christmas, Halloween and exercise throughout the U.S. and Canada. In addition to the Company, its customers include mass merchants, which have year-round audio and video departments, as well as in-and-out promotions with retail chains such as drug stores, grocery stores and specialty stores.

 . Madacy Entertainment Group offers budget music, video and PC software products within the United States and Canada. Madacy's audio catalog has more than 2,000 selections which encompass many categories. Its video collection consists of over 600 licensed as well as public domain titles. Madacy's CD-ROM PC software catalog has over 90 selections. Mediphon GmbH, a German-based subsidiary, distributes audio products throughout Germany and the rest of Europe.

 . Sofsource, Inc. acquires and develops software titles through exclusive licensing and distribution agreements. Its catalog consists of over 300 selections. Sofsource is among the industry leaders in the sale of educational software. It supplies PC software to distributors, rackjobbers, specialty stores and other retailers.

NCE's management will be focusing its attention on growing the business through additional product licensing, new markets, new products, geographical growth, growth within the home entertainment industry, and selective acquisitions and joint ventures.

The following discussion pertains to the Company's rackjobbing activities which comprise approximately 90% of the Company's sales.



                                    Vendors
                                    -------



An important reason the Company's customers utilize its services is due to the multitude of manufacturers and suppliers offering products for-sale, the complexity of programs offered by those vendors, the "hits" nature of the business, and the high risk of inventory obsolescence.

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to "breakout" titles, while simultaneously minimizing inventory exposure for artists or titles which do not sell. In addition, because the Company distributes throughout vast geographic regions (U.S., Canada, Mexico, Argentina and Brazil) it must adapt selections it offers to local tastes. This is accomplished via a coordination of national and local purchasing responsibility, both monitored by inventory control programs.

The Company purchases from many different vendors. The volume of purchases from individual vendors fluctuates from year-to-year based upon the salability of selections being offered by such vendor. Though within each product line a small number of major, financially sound vendors account for a high percentage of purchases, product must be selected from a variety of vendors in order to maintain an adequate selection for consumers. The Company must closely monitor its inventory exposure and accounts payable balances with smaller vendors which may not have the financial resources to honor their return commitments. At this time, the high risk vendors which require close monitoring tend to be concentrated in the video and software product lines.

Since the public's taste in music, video, book, and personal computer software is broad and varied, Handleman is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company's exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-saleable product purchases exceed vendor return limitations. Vendors offer a variety of return programs, ranging from 100% returns to zero return allowance. Other vendors offer incentive and penalty arrangements to restrict returns. It is possible that the Company may possess in its inventories certain product that it cannot utilize in the ordinary course of business and may only be returnable with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendor's return policies.

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


The nature of the Company's business lends itself to computerized ordering, distribution and store inventory management techniques. The Company is able to tailor the inventories of individual stores to reflect the customer profile of each store and to adjust inventory levels, product mix and selections according to seasonal and current selling trends.

The Company determines the selections to be offered in its customers' retail stores, and ships these selections to the stores from one of its distribution centers. Slow selling items are removed from the stores by the Company and are recycled for redistribution or return to the manufacturers. Returns from customer stores occur for a variety of reasons, including new releases which did not achieve their expected sales potential, ad product to be returned after the ad has run, regularly scheduled realignment pick-ups and customer directed returns. The Company provides a reserve for the gross profit margin impact of expected customer returns.

During the fiscal year ended April 27, 1996, one customer, Kmart Corporation, accounted for approximately 40% of the Company's consolidated sales, while a second customer, Wal-Mart, accounted for approximately 21%. Handleman may not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance or a significant unfavorable change in the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales or earnings.

                                   Operations
                                   ----------


The Company distributes products from facilities throughout the U.S., Canada, Mexico, Brazil and Argentina. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers' stores and the importance of timely delivery of new releases. Due to the nature of the home entertainment software business, display of new releases close to authorized "street dates" is an important driver of both retail sales and customer satisfaction.

The Company also operates four regional return centers in the United States and one in Canada as a means to expedite the processing of customer returns. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may actually be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled from returns from other stores.

During fiscal 1996, the Company opened its second high-technology Automated Distribution Center ("ADC") in Indianapolis, Indiana. The Company had realigned its Western region by replacing certain distribution centers with its first ADC located in Sparks, Nevada. The implementation of the ADCs will reduce operating costs and decrease inventory levels, while improving the Company's speed and reliability in supplying products to its customers. See Note 4, Provisions for Inventory Reduction and Realignment of Operations, on page 24 under Item 8, for additional information regarding the facility realignment.

The Company also has installed a new proprietary inventory management system ("PRISM"). PRISM automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. PRISM also provides the basis to develop title specific billing to allow the Company to better serve its customers.


                                  Competition
                                  -----------

Handleman is primarily a specialized merchandiser (rackjobber) of music, video, book and personal computer software. The business of the Company is highly competitive as to both price and alternative supply arrangements in all of its product lines. The Company's customers compete with alternative sources from which consumers could purchase the same product, such as (1) specialty retail outlets, (2) video rental outlets, and (3) record and book clubs. The Company competes directly for sales to its customers with (1) manufacturers which bypass wholesalers and sell directly to retailers, (2) independent distributors, and
(3) other specialized merchandisers. In addition, some large mass merchants have "vertically integrated" so as to provide their own rackjobbing. Some of these companies, however, also purchase from independent rackjobbers. Also, new methods of in-home delivery of entertainment software products are being introduced, including Pay Per View and home satellite video viewing.

The Company believes that the distribution of home entertainment software will remain highly competitive. The Company believes that customer service and continual progress in operational efficiencies are the keys to growth in this competitive environment.

A major customer of the Company has begun to purchase a substantial portion of its video product directly from manufacturers. Net video sales to this customer were $4.5 million in fiscal 1996, $57.5 million in fiscal 1995, and $75.7 million in fiscal 1994.

                                Industry Outlook
                                ----------------


The following are some statistics from various industry sources.

 . According to the Electronic Industries Association, compact disc hardware sales increased 22% to an estimated 32.3 million units in calendar 1995. As a result, penetration into U.S. households has reached 47%.

 . Video cassette recorder ("VCR") penetration into U.S. households reached 83% in 1995, and is expected to grow to approximately 90% by 1999, according to Veronis, Suhler & Associates ("Veronis"), an entertainment industry investment banker.

 . According to Veronis, PC penetration into U.S. households could reach 36% by the end of calendar 1996.

While Handleman does not market home electronic hardware, its business is closely correlated to the health of the consumer electronics market and developments within that industry. The Company's expertise lies in the selection of the best product available from the multitude of suppliers for each hardware format.


Information regarding industry outlook by product line follows:


Music
- -----

According to the Recording Industry Association of America, the U.S. music industry posted sales, at list price, of $12.3 billion in 1995, growing 2% from 1994. According to Veronis, the U.S. market is expected to grow at a 9.4% compound annual rate through 1999.

Compact discs ("CDs") remained the catalyst of music industry growth in 1995, accounting for over 77% of net revenues for the year.

Despite the growing dominance of CDs, cassettes still remain a popular format. Industry-wide sales of cassettes, including cassette singles, still represent sales of over $2.5 billion. Car stereos and portable systems, two areas where CDs have had little impact, still rely principally on the cassette. The size, cost and convenience of cassettes are also important factors in the continuing popularity of this music format.


Video
- -----

The continued success of VCR hardware has translated directly into increased sell-through revenues. According to Veronis, for-sale home video sales in the United States grew 6.6% in 1995, at retail. Veronis projects industry video sales to grow at a 6.3% compound annual rate through calendar 1999.



Book
- ----

Book industry sales grew an estimated 7% in 1995 to $16.3 billion, according to Veronis. In addition, consumer books are projected to grow at a 7.3% compound annual rate through calendar 1999.

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

Software
- --------

Personal computer software sales, at retail, grew in excess of 30% in calendar 1995, compared to 1994, and are forecasted to grow at a 23.2% compound annual rate through 1999, both according to Veronis. Increases in personal computer software sales are driven by sales of the related hardware. According to the Consumers Electronics Manufacturers Association, PC hardware unit sales grew 25% in calendar 1995 versus calendar 1994.

While any of the above industry forecasts could positively impact future results of operations, the growth rates should be viewed only as forecasts by a single source which may not be achieved. In addition, many additional factors influence the Company's growth opportunities, including competition from other suppliers, growth or contraction of the Company's customers' market share, financial viability of existing customers and introduction of new configurations (e.g., CD, cassette). An adverse impact from any one of these factors could offset the benefit from another factor.



                                   * * * * *



      See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Acquisition of Business, on page 25 under Item 8, for additional information regarding the Company's activities.

      The Company's sales and earnings are of a seasonal nature. Note 10, Quarterly Financial Summary (Unaudited), on page 30 under Item 8 discloses quarterly results which indicate the seasonality of the Company's business.

      The Company has approximately 3,800 employees, of whom approximately 185 are members of various local unions.

Item 2.                          PROPERTIES


  The Company leases 8 warehouses in the United States, 5 in Canada and 1 each in Mexico City, Mexico; Sao Paulo, Brazil; Buenos Aires, Argentina; and Germany. The U.S. leased warehouses are located in the states of Missouri, New York, Ohio
(2), Indiana (2), New Jersey and Nevada. The Company also leases satellite sales offices in Massachusetts, Texas, New Mexico, Colorado, California (2), Oregon and Missouri, as well as a 9,800 square foot storage facility in Troy, Michigan. In Canada, leased warehouses are located in the provinces of Alberta, Ontario and Quebec (3). The Company owns warehouses in Brighton, Michigan; Chicago, Illinois; Atlanta, Georgia; Little Rock, Arkansas; Tampa, Florida; and Baltimore, Maryland. The warehouses in Brighton, Chicago and Little Rock will be sold in connection with moving the operations to the Company's Midwest ADC (see Note 4 on page 25 under Item 8). The Company owns its 130,000 square feet corporate office building located in Troy, Michigan. The Atlanta and Little Rock buildings are encumbered by Economic Development Corporation Revenue Bonds as explained in Note 6 to Handleman's Consolidated Financial Statements under Item
8. The bonds were issued in connection with the construction of these buildings.



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



The Company's common stock is traded on the New York Stock Exchange.



Below is a summary of the market price of the Company's common stock as traded on the New York Stock Exchange:

                                                      Fiscal Year Ended
                                         ------------------------------------------
                                            April 27, 1996          April 29, 1995
                                         --------------------     -----------------

                    Quarter                Low      High            Low      High
                    -------              ------------------------------------------

                    First................ 9 1/2    11 7/8          10        11 1/4

                    Second............... 8 1/8    10 1/2          10 1/4    11 7/8

                    Third................ 5 1/4     8 1/4          10 1/2    11 3/4

                    Fourth............... 4         7 3/8          10 1/4    11 1/8
                    ---------------------------------------------------------------

As of July 12, 1996, the Company had 4,348 shareholders of record.



Below is a summary of the dividends declared during the past two fiscal years:

                                             Fiscal Year Ended
                                     ----------------------------------

                    Quarter          April 27, 1996      April 29, 1995
                    -------          --------------      --------------

                    First..........       $ .11                $ .11

                    Second.........         .11                  .11

                    Third..........         .05                  .11

                    Fourth.........          --                  .11
                                          -----                -----

                        TOTAL......       $ .27                $ .44
                                          =====                =====


Item 6.                     SELECTED FINANCIAL DATA

                               HANDLEMAN COMPANY
                                FIVE YEAR REVIEW
            (amounts in thousands except per share data and ratios)
                               -----------------



                                1996        %        1995        %        1994        %        1993        %        1992        %
                             -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------


SUMMARY OF OPERATIONS:

Net sales                    $1,132,607   100.0   $1,226,062   100.0   $1,066,566   100.0   $1,121,705   100.0   $1,020,237   100.0
Gross profit, after direct
 product costs *                244,685    21.6      278,464    22.7      249,049    23.4      278,159    24.8      257,711    25.3
Selling, general &
 administrative expenses        243,895    21.5      212,094    17.3      187,663    17.6      191,882    17.1      177,073    17.4
Depreciation: included in
 selling, general
 & administrative
 expenses                        28,919     2.6       24,787     2.0       24,189     2.3       21,722     1.9       20,399     2.0
Provision for realignment
 of operations                    1,500      .1        5,500      .4        2,000      .2
Amortization of
 acquisition costs                7,965      .7        7,014      .6        7,536      .7        8,679      .8        7,365      .7
Interest expense, net            12,039     1.1        8,024      .7        6,211      .6        6,713      .6        7,034      .7
Income (loss) before
 income taxes                   (35,214)     **       45,832     3.7       45,639     4.3       70,885     6.3       64,916     6.4
Income tax expense
 (benefit)                      (12,738)     **       17,809     1.4       17,983     1.7       27,142     2.4       24,903     2.5
Effective tax rate                 36.2%                38.9%                39.4%                38.3%                38.4%
Net income (loss)               (22,476)     **       28,023     2.3       27,656     2.6       43,743     3.9       40,013     3.9
Dividends                         9,070               14,755               14,701               13,589               13,258
Average number of shares
 outstanding                     33,576               33,518               33,389               33,229               33,166

PER SHARE DATA:

Earnings (loss) per share    $     (.67)          $      .84           $      .83           $     1.32           $     1.21
Dividends per share                 .27                  .44                  .44                  .41                  .40

FINANCIAL DATA:

Cash and receivables         $  277,764           $  283,043           $  237,846           $  257,319           $  250,169
Inventories                     212,700              276,109              234,594              241,502              240,369
Current assets                  509,813              560,931              477,376              501,052              491,975
Additions to property and
 equipment                       33,596               40,675               28,737               33,391               22,714
Total assets                    693,914              754,076              640,998              659,076              655,075
Debt, current                       ---                  ---               32,200               17,860                  ---
Current liabilities             264,484              289,961              261,227              259,723              254,824
Debt, non-current               143,600              146,200               76,364              105,702              135,750
Working capital                 245,329              270,970              216,149              241,329              237,151
Shareholders' equity            279,560              311,652              299,493              288,700              260,861

FINANCIAL RATIOS:

Quick ratio
  (Cash and
  receivables/current
  liabilities)                      1.1                  1.0                   .9                  1.0                  1.0
Working capital ratio
  (Current assets/current
  liabilities)                      1.9                  1.9                  1.8                  1.9                  1.9
Inventory turnover
  (Direct product
  costs/average
  inventories)                      3.4                  3.5                  3.2                  3.3                  3.5
Debt to total
  capitalization ratio
  (Debt, non-current/debt,
  non-current plus
  shareholders' equity)            33.9%                31.9%                20.3%                26.8%                34.2%
Return on beginning
  shareholders' equity
  (Net income/beginning
  shareholders' equity)              **                  9.4%                 9.6%                16.8%                17.1%

* - Fiscal 1996 amount is before inventory reduction provision of $14,500. ** - Not meaningful

Note: See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the Company's activities.

Item 7.


                          Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations



COMPARISON OF 1996 WITH 1995
- ----------------------------

The Company operates principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants, and also to specialty chain stores, drugstores and supermarkets.

Net sales for fiscal 1996 were $1.13 billion, compared with $1.23 billion for fiscal 1995, a decrease of 8%. The Company's operating results were negatively impacted by the lower sales level, coupled with a lower gross profit margin percentage and higher selling, general and administrative (SG&A) expenses. As a result of these factors, the Company experienced a net loss of $22.5 million or a loss of $.67 per share for fiscal 1996, compared with net income of $28.0 million or $.84 per share for fiscal 1995. The results for fiscal 1996 included a $14.5 million pre-tax provision ($.26 per share) recorded for markdowns and other costs being incurred in connection with an inventory reduction program, and a $1.5 million pre-tax charge ($.03 per share) in connection with closing Entertainment Zone, a subsidiary which sold music, video and book products in departments leased from certain retailers.

The Company has three operating divisions: Handleman Entertainment Resources or H.E.R., (formerly referred to as the Core Rackjobbing division), North Coast Entertainment (NCE) and International. H.E.R. is a rackjobber of music, video, book and computer software products to mass merchants in the U.S. and Canada. NCE, which includes the Company's proprietary product operations, sells licensed music, video and computer software products to retailers and rackjobbers (including H.E.R. and the International division). The International division is a rackjobber of music, video and computer software products to mass merchants in Mexico, Brazil and Argentina. The sales amounts by division discussed below include sales between divisions which are eliminated in consolidation.

H.E.R. sales for fiscal 1996 were $1.01 billion, compared to $1.15 billion for fiscal 1995, a decrease of 11%. Following is a discussion of sales for H.E.R.'s four major product lines:

Music sales for fiscal 1996 were $593.3 million, compared with $614.6 million for fiscal 1995, a decrease of 3%. The decrease in music sales was primarily caused by overall softness in the retail music marketplace. In addition, customer shipment restrictions contributed to the decrease in music sales.

Compact disc (CD) sales for fiscal 1996 were $414.1 million or 70% of H.E.R.'s music sales, compared to $362.4 million or 59% of H.E.R.'s music sales in fiscal 1995. For the entire music industry in calendar 1995, CD dollar sales reached 77% of total music revenues, according to the Recording Industry Association of America, a music industry trade group. As CD hardware continues to be purchased by middle-income Americans, who tend to be shoppers at mass merchant outlets (the Company's primary customers), H.E.R.'s CD sales mix is expected to continue to approach the industry level.

Fiscal 1996 video sales were $316.5 million, compared to $423.8 million for fiscal 1995, a decrease of 25%. The decrease in video sales was primarily attributable to lower sales to a major customer which began to purchase a substantial portion of its product directly from manufacturers, and reduced sales of catalog and budget products.

Book product sales for fiscal 1996 were $53.9 million, compared to $57.4 million in fiscal 1995, a decrease of 6%. The decline in book sales was predominantly caused by lower sales to a major customer resulting from a decrease in number of departments shipped.

Personal computer software sales increased 2% to $51.0 million in fiscal 1996, from $50.0 million in fiscal 1995; the increase in sales of personal computer products was principally due to sales to a customer the Company added to its account base.

NCE sales, excluding Entertainment Zone sales, were $101.5 million in fiscal 1996, compared to $81.0 million in fiscal 1995, an increase of 25%. This sales increase was primarily attributable to sales from companies acquired in fiscal 1995. NCE sales to other divisions within the Company were $18.0 million in fiscal 1996 and $29.9 million in fiscal 1995.

During fiscal 1996, NCE closed Entertainment Zone, a subsidiary that sold music, video and book products in departments leased from certain retailers. Entertainment Zone sales for fiscal 1996 and fiscal 1995 were $18.8 million and $25.2 million, respectively. During fiscal 1996, the Company recorded a $1.5 million pre-tax charge ($.03 per share after tax), principally related to display fixture write-offs, in connection with closing Entertainment Zone.

International division sales were $15.6 million in fiscal 1996, compared to $14.5 million in fiscal 1995, an increase of 8%. This increase was attributable to sales in Argentina and Brazil, new markets the Company entered during fiscal 1996.

The gross profit margin percentage for the Company, before the impact of the inventory reduction provision, was 21.6% for fiscal 1996, compared to 22.7% for fiscal 1995. The majority of this decline resulted from the shift of music sales to higher priced CD product, which carries a lower gross profit margin percentage than other music products. CD unit sale prices, however, are greater than cassette unit sales prices; thus gross profit dollars per CD unit sold are higher than gross profit dollars per cassette unit sold.

The Company has begun implementation of an aggressive inventory reduction program which will reduce financing costs, as well as lower SG&A costs due to increased operating efficiency. During the fourth quarter of fiscal 1996, the Company recorded a $14.5 million pre-tax provision ($.26 per share after tax) related to markdowns and other costs being incurred in connection with the inventory reduction program. The Company believes the long-term benefit of lower financing and SG&A costs will exceed this one-time provision. The inventory reduction program will have a positive cash flow effect.

SG&A expenses were $243.9 million or 21.5% of net sales in fiscal 1996, compared to $212.1 million or 17.3% of net sales for fiscal 1995. H.E.R. contributed to the increase in SG&A expenses as a percentage of net sales due to: incremental costs associated with providing services not offered last year, including servicing key account book departments, expansion of in-store interactive devices and re-fixturing programs; the effect of the relationship of fixed costs (e.g., computer and administrative staffs) on a lower sales level; and additional costs resulting from transition to the Midwest automated distribution center (ADC).

NCE and start-up costs within the Company's International division also contributed to the increase in SG&A expenses as a percentage of net sales. NCE has a higher SG&A expense to net sales percentage than the comparable percentage for the Company as a whole. NCE sales represented a greater proportion of overall sales this year than last year, thus increasing the overall SG&A expense to net sales percentage.

The Company's second ADC, located in Indianapolis, Indiana, opened during the third quarter of fiscal 1996. The operations of three music/video shipping branches and one book shipping branch have already been transferred to the ADC. The operations of two additional music/video shipping branches and two more book shipping branches will be transferred to the ADC during the summer of 1996. The ADC is expected to improve delivery times and increase the quality of service to customers in the Midwest region of the country. This new ADC is also expected to reduce inventory, labor and product distribution costs. In fiscal 1995, the Company opened its first ADC, located in Sparks, Nevada, to service the Western region of the U.S.

Interest expense increased to $12.0 million in fiscal 1996 from $8.0 million in fiscal 1995 due to both higher borrowings and higher average interest rates.
The higher average borrowing level was primarily caused by the operating losses, as well as the acquisition of certain companies during fiscal 1995.

The Company's first fiscal quarter is traditionally its weakest. The Company has historically generated the predominant share of its earnings after the first quarter. In addition, due to pricing pressures from customers and competition from direct-to-retail manufacturers, the Company expects to experience continuing pressure on its overall gross profit margin percentage. For the first quarter of fiscal 1996, the Company incurred a loss of $.19 per share. Based on these facts, the Company expects that a loss will be incurred during the first quarter of fiscal 1997.

Merchandise inventories were $212.7 million at April 27, 1996, compared to $276.1 million at April 29, 1995, a decrease of $63.4 million or 23%. This decrease was substantially the result of the Company's inventory reduction program.

Other current assets were higher at April 27, 1996 than April 29, 1995 due to the inclusion of an income tax receivable in the current year which resulted from the loss incurred in fiscal 1996.

The decrease in property and equipment from 1995 to 1996 was the result of the disposal of facilities as part of the transition to the ADC distribution system.

The accounts payable balance was $223.0 million as of April 27, 1996, compared to $243.1 million as of April 29, 1995. This decrease was primarily attributable to the lower inventory level. Net inventory investment (inventory less accounts payable) was a negative $10.3 million as of April 27, 1996, an improvement of $43.3 million from the previous year.


Comparison of 1995 with 1994
- ----------------------------

Net sales for fiscal 1995 were $1.23 billion versus $1.07 billion in fiscal 1994, an increase of $159.5 million or 15%. Net income for fiscal 1995 was $28.0 million or $.84 per share, compared to $27.7 million or $.83 per share in fiscal 1994.

H.E.R. sales in fiscal 1995 were $1.15 billion, compared to $1.03 billion in fiscal 1994, an increase of 11%. A discussion of the division's sales by product line follows:

Music sales in fiscal 1995 were $614.6 million, compared to $556.2 million in fiscal 1994. The increase in music sales resulted generally from an overall improvement in product quality and depth, as well as a high level of promotional display activity. The growth in music sales was also driven by the continuing increase in CD sales as a percentage of the Company's total music sales. H.E.R.'s CD sales for fiscal 1995 were $362.4 million or 59% of its music sales, up from $273.8 million or 49% of its music sales in fiscal 1994.

Video sales for fiscal 1995 were $423.8 million, compared to $367.1 million in fiscal 1994, an increase of 15%. The improvement in video sales resulted from sales of hit video product.

Book sales for fiscal 1995 were $57.4 million versus $67.0 million in fiscal 1994, a decrease of 14%. The decrease in book sales was a result of lower shipments to certain of the division's major customers.

Personal computer software sales increased 27% to $50.0 million in fiscal 1995 from $39.4 million in fiscal 1994. This increase was principally due to expansion of the software customer base. Many customers of H.E.R. opened or expanded personal computer software departments in their stores.

NCE sales, excluding Entertainment Zone sales in both years, were $81.0 million in fiscal 1995, compared to $45.3 million in fiscal 1994, an increase of 79%. This increase in NCE sales was primarily attributable to sales from companies acquired in fiscal 1995. (Sales at the Entertainment Zone subsidiary, which was closed in fiscal 1996, were $23.6 million in fiscal 1994.)

During fiscal 1995, its initial year of operation, the International division had sales of $14.5 million, all attributable to new customers in the Mexico marketplace.

The gross profit margin percentage for fiscal 1995 was 22.7%, compared to 23.4% in fiscal 1994. The decrease in gross profit margin percentage was primarily due to increased sales of low-margin mega-hit video product and a shift in music sales to CDs which earn a lower gross profit margin percentage than cassettes.

SG&A expenses for fiscal 1995 were $212.1 million or 17.3% of net sales versus $187.7 million or 17.6% of net sales for fiscal 1994. The increase in SG&A expense dollars was principally due to the higher sales level.

Net interest expense for fiscal 1995 was $8.0 million, compared to $6.2 million for fiscal 1994. The increase was primarily due to higher interest rates and higher borrowing levels in fiscal 1995 compared to fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital at April 27, 1996 was $245.3 million compared to $271.0 million at April 29, 1995, a decrease of $25.7 million or 9%. The decrease in working capital resulted primarily from a reduction in inventory levels, substantially the result of the Company's inventory reduction program. The working capital ratio was 1.9 to 1 at both April 27, 1996 and April 29, 1995. For fiscal 1996, net cash provided from operating activities primarily resulted from non-cash charges for depreciation, amortization and recoupment of license advances, as well as the decrease in inventory in excess of the decrease in accounts payable.

Capital assets consist primarily of display fixtures and facilities. The Company also acquires licenses for video, music and software products which it markets. Purchases of these assets are expected to be funded primarily by cash flow from operations.

The Company has entered into amendments to the credit agreement. The amendments modify certain financial ratio covenant tests and the formula used to determine permissible borrowing levels under the agreement, in light of the Company's recent operating performance. Management believes that the agreement, as amended, will continue to provide sufficient amounts to fund its day-to-day operations and higher peak seasonal demands. At April 27, 1996, the Company had outstanding borrowings under its credit agreement of $45,000,000.

On December 6, 1995, the quarterly dividend was reduced from the prior level of $.11 per share to $.05 per share. On March 6, 1996, the Board of Directors eliminated the quarterly dividend in view of the Company's current operating results. The Board will continue to review the dividend payout on a quarterly basis based upon the operating performance and financial condition of the Company.


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



                                   * * * * *

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:


Report of Independent Accountants

Consolidated Balance Sheet at April 27, 1996, April 29, 1995 and April 30, 1994.

Consolidated Statement of Operations - Years Ended April 27, 1996, April 29, 1995 and April 30, 1994.

Consolidated Statement of Shareholders' Equity - Years Ended April 27, 1996, April 29, 1995 and April 30, 1994.

Consolidated Statement of Cash Flows - Years Ended April 27, 1996, April 29, 1995 and April 30, 1994.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Handleman Company and Subsidiaries as of April 27, 1996, April 29, 1995 and April 30, 1994 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.


Detroit, Michigan
June 5, 1996

                               HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
               APRIL 27, 1996, APRIL 29, 1995 AND APRIL 30, 1994
                    (amounts in thousands except share data)
                                ----------------



ASSETS                                                 1996       1995       1994
- ------                                              ---------  ---------  ---------

Current assets:
  Cash and cash equivalents                          $ 19,936   $ 24,392   $ 10,568
  Accounts receivable, less allowance of
     $22,141 in 1996, $24,053 in 1995 and
     $19,613 in 1994 for gross profit impact
     of estimated future returns                      257,828    258,651    227,278
  Merchandise inventories                             212,700    276,109    234,594
  Other current assets                                 19,349      1,779      4,936
                                                     --------   --------   --------
     Total current assets                             509,813    560,931    477,376
Property and equipment, net                           111,355    124,772    112,027
Other assets, net of allowances                        72,746     68,373     51,595
                                                     --------   --------   --------

     Total assets                                    $693,914   $754,076   $640,998
                                                     ========   ========   ========


LIABILITIES
- -----------

Current liabilities:
  Accounts payable                                   $223,023   $243,138   $197,676
  Debt, current                                            --         --     32,200
  Income taxes                                             --      2,702      3,677
  Accrued and other liabilities                        41,461     44,121     27,674
                                                     --------   --------   --------
     Total current liabilities                        264,484    289,961    261,227
Debt, non-current                                     143,600    146,200     76,364
Deferred income taxes                                   6,270      6,263      3,914


SHAREHOLDERS' EQUITY
- --------------------

Preferred stock, par value $1.00; 1,000,000
  shares authorized; none issued                           --         --         --
Common stock, $.01 par value; 60,000,000
  shares authorized; 33,498,000, 33,533,000
  and 33,411,000 shares issued in 1996,
  1995 and 1994                                           335        335        334
Paid-in capital                                        32,089     33,188     31,900
Foreign currency translation adjustment and other      (7,577)    (8,130)    (5,732)
Retained earnings                                     254,713    286,259    272,991
                                                     --------   --------   --------

     Total shareholders' equity                       279,560    311,652    299,493
                                                     --------   --------   --------

     Total liabilities and shareholders' equity      $693,914   $754,076   $640,998
                                                     ========   ========   ========


   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
         YEARS ENDED APRIL 27, 1996, APRIL 29, 1995 AND APRIL 30, 1994
                  (amounts in thousands except per share data)
                               ------------------



                                                   1996         1995         1994
                                                  ------       ------       ------
Net sales                                       $1,132,607   $1,226,062   $1,066,566

Direct product costs                               887,922      947,598      817,517

Inventory reduction provision                       14,500           --           --
                                                ----------   ----------   ----------

  Gross profit                                     230,185      278,464      249,049

Selling, general and administrative expenses       243,895      212,094      187,663

Provision for realignment of operations              1,500        5,500        2,000

Amortization of acquisition costs                    7,965        7,014        7,536

Interest expense, net                               12,039        8,024        6,211
                                                ----------   ----------   ----------

  Income (loss) before income taxes                (35,214)      45,832       45,639

Income tax (expense) benefit                        12,738      (17,809)     (17,983)
                                                ----------   ----------   ----------

  Net income (loss)                             $  (22,476)  $   28,023   $   27,656
                                                ==========   ==========   ==========

Earnings (loss) per average common share
  outstanding during the year                   $     (.67)  $      .84   $      .83
                                                ==========   ==========   ==========

Average number of common shares outstanding
  during the year                                   33,576       33,518       33,389
                                                ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         YEARS ENDED APRIL 27, 1996, APRIL 29, 1995 AND APRIL 30, 1994
                  (amounts in thousands except per share data)
                                ----------------


                                                          Foreign
                               Common Stock               Currency
                             ---------------            Translation                 Total
                             Shares           Paid-In    Adjustment   Retained   Shareholders'
                             Issued   Amount  Capital    and Other    Earnings      Equity
                             -------  ------  --------  -----------   --------   -------------
May 1, 1993                   33,218   $332    $29,136    $  (804)    $260,036      $288,700

Net income                                                              27,656        27,656
Cash dividends, $.44
  per share                                                            (14,701)      (14,701)
Common stock issued for
  employee benefit plans,
  net of forfeitures             193      2      2,764     (2,731)                        35
Adjustment for foreign
  currency translation                                     (2,197)                    (2,197)
                              ------   ----    -------    -------     --------      --------

April 30, 1994                33,411    334     31,900     (5,732)     272,991       299,493



Net income                                                              28,023        28,023
Cash dividends, $.44
  per share                                                            (14,755)      (14,755)
Common stock issued for
  employee benefit plans,
  net of forfeitures             122      1      1,288       (951)                       338
Adjustment for foreign
  currency translation                                     (1,447)                    (1,447)
                              ------   ----    -------    -------     --------      --------

April 29, 1995                33,533    335     33,188     (8,130)     286,259       311,652



Net income (loss)                                                      (22,476)      (22,476)
Cash dividends, $.27
  per share                                                             (9,070)       (9,070)
Common stock issued for
  employee benefit plans,
  net of forfeitures             (35)           (1,099)     1,000                        (99)
Adjustment for foreign
  currency translation                                       (447)                      (447)
                              ------   ----    -------    -------     --------      --------

April 27, 1996                33,498   $335    $32,089    $(7,577)    $254,713      $279,560
                              ======   ====    =======    =======     ========      ========



   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         YEARS ENDED APRIL 27, 1996, APRIL 29, 1995 AND APRIL 30, 1994
                             (amounts in thousands)
                                ----------------

                                                           1996          1995          1994
                                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                    $   (22,476)  $    28,023   $    27,656
                                                       -----------   -----------   -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                            28,919        24,787        24,189
    Amortization of acquisition costs                        7,965         7,014         7,536
    Recoupment of license advances                           7,496        10,057         4,915
    (Increase) decrease in assets from
          operating activities:
        Accounts receivable                                    823       (17,122)      (27,265)
        Merchandise inventories                             63,409       (35,194)        6,908
        Other assets                                       (22,400)           16          (706)
    Increase (decrease) in liabilities from
          operating activities:
        Accounts payable                                   (20,115)       39,432        (2,718)
        Income taxes                                        (2,702)       (2,030)       (3,447)
        Deferred income taxes                                    7         2,349        (3,272)
        Accrued and other liabilities                        1,557         6,266        (4,036)
                                                       -----------   -----------   -----------

        Total adjustments                                   64,959        35,575         2,104
                                                       -----------   -----------   -----------

        Net cash provided from operating activities         42,483        63,598        29,760
                                                       -----------   -----------   -----------

Cash flows from investing activities:
  Additions to property and equipment                      (33,596)      (40,675)      (28,737)
  Retirements of property and equipment                     11,033         3,142         2,826
  License advances                                         (12,160)      (11,343)      (18,726)
  Acquisition of Madacy Entertainment Group, Inc.              ---       (22,670)          ---
                                                       -----------   -----------   -----------

        Net cash used by investing activities              (34,723)      (71,546)      (44,637)
                                                       -----------   -----------   -----------

Cash flows from financing activities:
  Issuances of debt                                      2,053,087     1,680,200       993,890
  Payments of debt                                      (2,055,687)   (1,642,564)   (1,008,888)
  Cash dividends                                            (9,070)      (14,755)      (14,701)
  Other changes in shareholders' equity, net                  (546)       (1,109)       (2,162)
                                                       -----------   -----------   -----------

        Net cash provided from (used by)
          financing activities                             (12,216)       21,772       (31,861)
                                                       -----------   -----------   -----------
        Net increase (decrease) in cash and
          cash equivalents                                  (4,456)       13,824       (46,738)
        Cash and cash equivalents at
          beginning of year                                 24,392        10,568        57,306
                                                       -----------   -----------   -----------
        Cash and cash equivalents at
          end of year                                  $    19,936   $    24,392   $    10,568
                                                       ===========   ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

1.  Accounting Policies:
    -------------------

    Business

    The Company operates principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants, and also to specialty chain stores, drugstores and supermarkets.

    Annual Closing Date

    The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 1996, 1995 and 1994 consisted of 52 weeks.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries where the Company has voting or contractual control. All material intercompany accounts and transactions have been eliminated.

    Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Foreign Currency Translation

    The Company utilizes the policies outlined in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", to convert the balance sheet and operations of its foreign subsidiaries to United States dollars. Net transaction gains (losses) included in the statement of operations were $(235,000), $254,000 and $(208,000) for the years ended April 27, 1996, April 29, 1995 and April 30, 1994, respectively.

    Recognition of Revenue and Future Returns

    Revenues are recognized upon shipment of the merchandise. The Company reduces gross sales and cost of sales for estimated future returns at the time the merchandise is sold.

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

    Inventory Valuation

    Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $17,582,000, $19,299,000 and $16,289,000 were incurred during the years ended April 27, 1996, April 29, 1995 and April 30, 1994, respectively. Merchandise inventories as of April 27, 1996, April 29, 1995 and April 30, 1994 include $3,056,000, $3,554,000 and $3,621,000, respectively, of such costs.

                                ----------------



1.  Accounting Policies:  (continued)
    -------------------

    Property and Equipment

    Property and equipment are recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the consolidated statement of operations for the period. Repair costs are charged to expense as incurred.


    Depreciation

    Depreciation is computed using primarily the straight-line method based on the following estimated useful lives:


              Buildings and improvements        10-40 years
              Display fixtures                  3-5 years
              Equipment, furniture and other    3-10 years
              Leasehold improvements            Lesser of lease term or
                                                  useful life


    Licenses

    The Company acquires video, audio and software licenses giving it exclusive rights to manufacture and distribute such products. The cost of licenses are included in other assets in the consolidated balance sheet and are amortized over a period which is the lesser of the term of the license agreement or its estimated useful life. As of April 27, 1996, April 29, 1995 and April 30, 1994, licenses, net of amortization, amounted to $26,744,000, $22,571,000 and $21,285,000, respectively.

    Intangible Assets

    Intangible assets, included in other assets in the consolidated balance sheet, consist of the excess of consideration paid over the estimated fair values of net assets of businesses acquired and non-competition and other ancillary agreements. These assets are amortized using the straight-line method over periods predominantly ranging from 5 to 15 years. As of April 27, 1996, the weighted average period remaining to be amortized was approximately 10 years.

    Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Financial Instruments

    The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under Statement of Financial Accounting Standards No. 107. The Company estimates that fair values generally approximated carrying values at April 27, 1996, April 29, 1995 and April 30, 1994. Fair values have been determined through information obtained from market sources and management estimates.

                                ----------------



2.   Acquisition of Business:
     -----------------------

     Effective January 1, 1995, two majority-owned subsidiaries of the Company acquired the assets of Madacy Music Group, Inc. The aggregate cash consideration paid for the assets approximated $22,670,000,including certain transaction costs. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to assets and liabilities based on estimated fair values as of the acquisition date. The excess of the consideration paid over the estimated fair values of net assets acquired of approximately $20,000,000 is being amortized on the straight-line basis over 15 years.

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


3.   Sales and Accounts Receivable:
     -----------------------------

     The Company's customers are comprised mainly of mass merchant retail chains located predominantly in the United States and Canada. For the years ended April 27, 1996, April 29, 1995 and April 30, 1994, one customer accounted for approximately 40 percent, 40 percent and 41 percent of the Company's net sales, and a second customer accounted for approximately 21 percent, 25 percent and 26 percent of the Company's net sales, respectively. Collectively, these customers accounted for approximately 54 percent, 57 percent and 69 percent of accounts receivable at April 27, 1996, April 29, 1995 and April 30, 1994, respectively.


4.   Provisions for Inventory Reduction and Realignment of Operations
     ----------------------------------------------------------------

     The Company has begun implementation of an inventory reduction program which will reduce financing costs, as well as lower selling, general and administrative costs due to increased operating efficiency. During the fourth quarter of fiscal 1996, the Company recorded a $14,500,000 pre-tax provision related to markdowns and other costs being incurred in connection with the inventory reduction program.

     During fiscal 1996, the Company closed its Entertainment Zone subsidiary, which sold music, video and book products in departments leased from certain retailers. In connection with closing this subsidiary, the Company recognized a $1,500,000 pre-tax charge in the third quarter of fiscal 1996 primarily related to write-offs of display fixtures and other equipment.

     The Company is also realigning its operations by replacing existing distribution centers with new automated distribution centers (ADCs). The Company recorded a $5,500,000 pre-tax charge against fourth quarter fiscal 1995 results related to costs associated with the transition from the prior distribution structure to an ADC in its Midwestern region. This charge included costs for disposal of certain existing facilities and certain compensation costs. The Company recognized a $2,000,000 pre-tax charge in the fourth quarter of fiscal 1994 related to realigning its Western region.

                                ----------------

5.   Pension Plan:
     ------------

     The Handleman Company Pension Plan's funded status, the components of net pension expense, and the amount which is recorded in the Company's consolidated balance sheet at April 27, 1996, April 29, 1995 and April 30, 1994 are as follows:

                                                               1996          1995          1994
                                                            -----------   -----------   ----------
         Actuarial present value of benefit obligations:
           Accumulated benefit obligation, including
             vested benefits of $12,783,000,
             $12,057,000, and $10,352,000 in 1996,
             1995 and 1994, respectively                    $13,769,000   $12,835,000   $11,012,000
                                                            ===========   ===========   ===========

           Projected benefit obligation                     $16,918,000   $15,648,000   $13,401,000
         Plan assets at fair value                           15,627,000    13,102,000    12,781,000
                                                            -----------   -----------   -----------
         Projected benefit obligation in excess of
           plan assets                                       (1,291,000)   (2,546,000)     (620,000)
         Unrecognized net loss from past
           experience different from that assumed               503,000     1,450,000       389,000
         Unrecognized net gain from excess funding,
           being amortized over eighteen years
           beginning April 28, 1985                            (847,000)     (966,000)   (1,085,000)
         Unrecognized prior service cost                        257,000       268,000       280,000
                                                            -----------   -----------   -----------
         Accrued pension liability included in
           other liabilities                                $(1,378,000)  $(1,794,000)  $(1,036,000)
                                                            ===========   ===========   ===========

     Assumptions used in determining the actuarial present value of the projected benefit obligation included a weighted average discount rate of
     7.75 percent for 1996 and 8.0 percent for 1995 and 1994, and a rate of increase in future compensation levels of 5.0 percent for all periods.

                                                    1996          1995          1994
                                                   ------        ------        ------
     Net pension expense included the
           following components:
              Service cost                     $   869,000   $   797,000   $ 724,000
              Interest cost                      1,182,000     1,132,000     978,000
              Actual return on plan assets      (2,149,000)   (1,031,000)   (580,000)
              Net amortization and deferral        926,000      (140,000)   (625,000)
                                               -----------   -----------   ---------

                   Net pension expense         $   828,000   $   758,000   $ 497,000
                                               ===========   ===========   =========


     The assumed long-term rate of return on assets was 8.5 percent for all years. Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee and common stock of the Company.

                                ----------------



6.   Debt:
     ----

     The Company has a contractually committed, unsecured, five-year, $145,000,000 credit agreement with a consortium of banks, which is scheduled to expire in July 1999. Under the agreement, the Company may make borrowings according to a formula based on eligible accounts receivable. At April 27, 1996, the maximum borrowings available under the agreement were approximately $100,000,000, of which $45,000,000 was outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR". As of April 27, 1996, interest rates on the borrowings outstanding ranged from 6.81% to 6.84%.

     The Company has entered into amendments to the credit agreement. The amendments modify certain financial ratio covenant tests and the formula used to determine permissible borrowing levels under the agreement, in light of the Company's recent operating performance. Management believes that the agreement, as amended, will continue to provide sufficient amounts to fund its day-to-day operations and higher peak seasonal demands. As the Company intends to extend the maturities of the outstanding balance under the credit agreement beyond one year, and has the ability to do so, the debt has been classified as non-current. Borrowings outstanding will be due on the termination date of the agreement.

     In November 1994, the Company entered into a $100,000,000 senior note agreement with a group of insurance companies. The balance outstanding as of April 27, 1996 was $96,000,000 of which $4,000,000 is classified as current. These notes bear interest at rates of 7.81% to 8.59% with average maturities ranging from three to seven years.

     Scheduled maturities for the senior note, credit agreement, and $6,200,000 of Economic Development Corporation (EDC) limited obligation revenue bonds are as follows:

           1998.................  $15,400,000
           1999.................  $63,571,000
           2000.................  $18,571,000
           2001.................  $14,571,000
           After 2001...........  $31,487,000

     The EDC bonds, senior note and the credit agreement all contain certain restrictions and covenants, relating to, among others, interest coverage ratios, working capital, debt and net worth.

     Interest expense for the years ended April 27, 1996, April 29, 1995 and April 30, 1994, was $13,119,000, $9,136,000 and $7,029,000, respectively.
     Interest paid for the years ended April 27, 1996, April 29, 1995 and April 30, 1994 was $13,178,000, $8,004,000 and $7,262,000, respectively.

                                _______________


7. Income Taxes:
   ------------

   The domestic and foreign components of income (loss) before income taxes for the years ended April 27, 1996, April 29, 1995 and April 30, 1994 are as follows:

                              1996          1995          1994
                          -------------  -----------  ------------
   Domestic               $(32,308,000)  $43,723,000  $46,426,000
   Foreign                  (2,906,000)    2,109,000     (787,000)
                          ------------   -----------  -----------
   Income (loss) before
     income taxes         $(35,214,000)  $45,832,000  $45,639,000
                          ============   ===========  ===========

  Provisions for income taxes for the years ended April 27, 1996, April 29, 1995 and April 30, 1994 consist of the following:

                                           1996          1995          1994
                                      -------------  ------------  ------------
Currently payable:
    Federal                           $(11,059,000)  $14,738,000   $17,749,000
    Foreign                              1,049,000       475,000       249,000
    State and other                     (2,560,000)    2,882,000     3,257,000
  Deferred, net:
    Federal                                 87,000      (390,000)   (2,418,000)
    Foreign, state and other              (255,000)      104,000      (854,000)
                                      ------------   -----------   -----------
                                      $(12,738,000)  $17,809,000   $17,983,000
                                      ============   ===========   ===========

  The following table provides a reconciliation of the Company's effective income tax rate to the statutory federal income tax rate:

                                          Percent of Income
                                         --------------------
                                         1996   1995   1994
                                         ----   ----   ----
    Federal statutory rate               35.0%  35.0%  35.0%
    State and local income taxes          5.2    4.3    4.3
    Effect of foreign tax provisions     (4.1)    .6    (.8)
    Other                                  .1   (1.0)    .9
                                         ----   ----   ----

            Effective tax rate           36.2%  38.9%  39.4%
                                         ====   ====   ====

  Items that gave rise to significant portions of the deferred tax accounts at April 27, 1996, April 29, 1995 and April 30, 1994 are as follows:

                                 April 27, 1996                  April 29, 1995                April 30, 1994
                          ---------------------------      --------------------------    ---------------------------
                          Deferred Tax    Deferred Tax     Deferred Tax   Deferred Tax   Deferred Tax  Deferred Tax
                            Assets         Liabilities       Assets        Liabilities     Assets       Liabilities
- --------------------------------------------------------------------------------------------------------------------
Allowances                $ 6,807,000     $ 5,228,000      $4,732,000     $ 2,972,000    $2,196,000     $ 3,794,000
Employee benefits           1,585,000         122,000       1,810,000         370,000     1,524,000         369,000
Property and equipment      1,462,000       8,076,000         856,000       7,459,000     1,054,000       5,708,000
Inventories                   278,000       4,513,000         342,000       4,861,000       277,000       3,512,000
Other                         172,000             ---         176,000          57,000       319,000          76,000
                          -----------     -----------      ----------     -----------    ----------     -----------
                          $10,304,000     $17,939,000      $7,916,000     $15,719,000    $5,370,000     $13,459,000
                          ===========     ===========      ==========     ===========    ==========     ===========

  The undistributed earnings of the foreign subsidiaries for which no U.S. federal income tax liabilities have been recorded were $24,540,000 at April 27, 1996. The Company intends to reinvest indefinitely the undistributed earnings of its foreign subsidiaries. Due to the availability of foreign tax credits, no significant U.S. federal income tax liabilities are expected to result if such earnings were distributed. The Company has net operating loss carryforwards in certain of its foreign subsidiaries for tax purposes of $4,845,000 which expire predominantly in 2001 to 2006.

  Income taxes paid in 1996, 1995 and 1994 were approximately $1,865,000, $19,569,000 and $25,204,000, respectively.

                                      ----------------

8.   Property and Equipment:
     -----------------------

     Property and equipment consists of the following:

                                             1996          1995          1994
                                         ------------  ------------  ------------
       Land                              $  4,877,000  $  6,741,000  $  7,176,000
       Buildings and improvements          31,793,000    42,312,000    44,056,000
       Display fixtures                   112,207,000   101,051,000    87,538,000
       Equipment, furniture and other      59,447,000    58,412,000    40,940,000
       Leasehold improvements               1,536,000     3,101,000     2,802,000
                                         ------------  ------------  ------------
                                          209,860,000   211,617,000   182,512,000
       Less accumulated depreciation
        and amortization                   98,505,000    86,845,000    70,485,000
                                         ------------  ------------  ------------
                                         $111,355,000  $124,772,000  $112,027,000
                                         ============  ============  ============

9.   Stock Plans:
     -----------

     The Company's shareholders approved the adoption of the Handleman Company 1992 Performance Incentive Plan (the "Plan"), which authorizes the granting of stock options, stock appreciation rights and restricted stock. At any given time, the maximum number of shares of stock which may be issued pursuant to restricted stock awards or granted pursuant to stock options or stock appreciation rights shall not exceed 5% of the number of shares of the Company's common stock outstanding as of the immediately preceding fiscal year end. After deducting restricted stock, options and awards issued or granted under the Plan since adoption in September 1992, 808,801 shares of the Company's stock are available for use under the Plan as of April 27, 1996.

     Pursuant to the restricted stock provisions of the Plan, 167,378 shares of common stock were issued and 221,458 shares of common stock were forfeited during the year ended April 27, 1996. Restricted shares are held in the custody of the Company and vest only if specified performance goals are achieved. These shares are treated as outstanding for purpose of calculating earnings per share and payment of dividends. If the minimum performance goals under which an award is issued are not satisfied, the shares are forfeited. If performance goals are exceeded, a maximum of 113,191 additional shares can be issued. The number of shares which may vest will be prorated to the extent actual results are between minimum and maximum performance goals. Through 1996, the Company has not recorded any net compensation expense related to the restricted stock because minimum performance goals have not been achieved.

     Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation and Stock Option Committee of the Board of Directors, for the years ended April 30, 1994, April 29, 1995 and April 27, 1996 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

                                          Number         Option
                                         Of Shares     Price Range
                                         ---------     -----------
       Balance, May 1, 1993              1,012,470   $ 6.29 - $22.17
       Granted                             258,509    13.75 -  14.25
       Terminated                          (40,275)   11.75 -  21.83
       Exercised                           (13,250)    6.29 -  11.92
                                         ---------   ---------------

       Balance, April 30, 1994           1,217,454    11.75 -  22.17
       Granted                              99,200    10.44 -  14.25
       Terminated                          (93,825)   10.44 -  21.83
       Exercised                             - 0 -      --  -   --
                                         ---------   ---------------

       Balance, April 29, 1995           1,222,829    10.44 -  22.17
       Granted                             336,000    10.06 -  10.06
       Terminated                         (256,145)   10.06 -  21.83
       Exercised                             - 0 -     --   -    --
                                         ---------   ---------------

       Balance, April 27, 1996           1,302,684   $10.06 - $22.17
                                         =========   ===============
       Number of shares exercisable
        at April 27, 1996                  929,634
                                         =========

                               ----------------



  10.  Quarterly Financial Summary (Unaudited):
       ---------------------------------------
     (amounts in thousands except per share data)



                                          FOR THE THREE MONTHS ENDED
                                          --------------------------



                                      July 29,   Oct. 28,    Jan. 31,    April 27,
Fiscal Year 1996                        1995       1995        1996        1996
- ----------------                     ---------   ---------  ---------   ---------

Net sales                             $230,789    $295,170   $345,605    $261,043
Gross profit                            52,558      71,079     70,930      35,618
Income (loss) before income taxes       (9,831)      5,051      1,633     (32,067)
Net income (loss)                       (6,469)      3,365      1,097     (20,469)
Earnings (loss) per share                 (.19)        .10        .03*       (.61)*
Dividends per share                        .11         .11        .05         ---



                                       July 30,    Oct. 29,   Jan. 31,    April 29,
Fiscal Year 1995                         1994        1994       1995        1995
- ----------------                      --------    --------   --------    --------
Net sales                             $212,464    $347,160   $362,911    $303,527
Gross profit                            51,016      80,232     82,087      65,129
Income before income taxes               1,464      25,210     18,894         264
Net income                                 901      15,480     11,096         546
Earnings per share                         .03         .46        .33         .02*
Dividends per share                        .11         .11        .11         .11



                                       July 31,    Oct. 30,    Jan. 31,  April 30,
Fiscal Year 1994                         1993        1993        1994      1994
- ----------------                      --------    --------   --------    --------
Net sales                             $193,995    $322,465   $300,027    $250,079
Gross profit                            45,459      77,425     68,616      57,549
Income (loss) before income taxes       (4,568)     25,503     16,640       8,064
Net income (loss)                       (2,768)     15,453     10,084       4,887
Earnings (loss) per share                 (.08)        .46        .30         .15*
Dividends per share                        .11         .11        .11         .11




   * Earnings per common share were improved by $.04 and $.07 for the fourth quarters of fiscal 1995 and 1994, respectively, resulting from various year-end adjustments to previous accrual estimates. Income before income taxes for the quarter ended April 27, 1996 includes the effect of a $14,500,000 pre-tax inventory reduction provision ($.26 per share after tax). Income before income taxes for the quarters ended January 31, 1996, April 29, 1995 and April 30, 1994 include the effect of pre-tax provisions for realignment of operations of $1,500,000 ($.03 per share after tax), $5,500,000 ($.10 per share after tax) and $2,000,000 ($.03 per share after tax), respectively. See note 4 to the consolidated financial statements.

ITEM 9.                 DISAGREEMENTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES



   Not applicable


                                   PART III.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed on or before August 23, 1996, and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME AND AGE                                  OFFICE AND YEAR FIRST ELECTED
- --------------------------------------           ------------------------------------------------

Stephen Strome                    51        (1)     President (1990), Chief Executive Officer (1991)
                                                    and Director (1989)
Peter J. Cline                    49        (2)     Executive Vice President/President of Handleman
                                                    Entertainment Resources (1994)
Lawrence R. Hicks                 51        (3)     Executive Vice President/Sales and Merchandising
                                                    (1994)
Louis A. Kircos                   42        (4)     Executive Vice President/Corporate Development
                                                    and President of NCE (1994)
Richard J. Morris                 50        (5)     Senior Vice President/Finance (1994), Secretary
                                                    and Chief Financial Officer (1993)
Thomas C. Braum, Jr.              41        (6)     Vice President (1992) and Corporate
                                                    Controller (1988)


1. Stephen Strome has served as President since March 1990. On May 1, 1991, Mr. Strome was named Chief Executive Officer.

2. Peter J. Cline has served as Executive Vice President/President of Handleman Entertainment Resources since joining the Company in April 1994. Prior to joining Handleman Company, Mr. Cline was employed by the Snacks and International Consumer Products Division of Borden, Inc. from August 1990 until April 1994 where he served in various executive positions, most recently as Group Vice President - North American Snacks.

3. Lawrence R. Hicks has served as a Vice President since January 1982. Mr. Hicks was elected Senior Vice President in June 1988, and Executive Vice President in April 1994.

4. Louis A. Kircos was elected Senior Vice President - Corporate Development and Subsidiaries in March 1993, and Executive Vice President in April 1994. In July 1986, Mr. Kircos was elected Treasurer and Secretary, and served as Treasurer until February 1992, and as Secretary until August 1993. Mr. Kircos was elected Vice President -Finance in September 1987. In March 1990, Mr. Kircos was elected Senior Vice President - Finance.

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

6. Thomas C. Braum, Jr. has served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

Item 11.                EXECUTIVE COMPENSATION

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed on or before August 23, 1996 and such information is incorporated herein by reference.


Item 12.             SECURITY OWNERSHIP OF CERTAIN
                    BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed on or before August 23, 1996 and such information is incorporated herein by reference.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed on or before August 23, 1996 and such information is incorporated herein by reference.


                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


 (a) 1. The following financial statements and supplementary data are filed as a part of this report under Item 8.:

         Report of Independent Accountants

         Consolidated Balance Sheet at April 27, 1996, April 29, 1995
                      and April 30, 1994.

         Consolidated Statement of Operations - Years Ended April 27, 1996,
                      April 29, 1995 and April 30, 1994.

         Consolidated Statement of Shareholders' Equity - Years Ended
                      April 27, 1996, April 29, 1995 and April 30, 1994.

         Consolidated Statement of Cash Flows - Years Ended April 27, 1996,
                      April 29, 1995 and April 30, 1994.

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

     3. Exhibits as required by Item 601 of Regulation S-K.

        S-K Item 601 (3)

          The Registrant's Restated Articles of Incorporation dated June 30, 1989 were filed with the Form 10-K dated May 1, 1993, and are incorporated herein by reference. The Registrant's Bylaws adopted March 7, 1990, as amended June 16, 1993 and further amended December 6, 1995, are filed as Exhibit B to this Form 10-K.

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

          The Credit Agreement among Handleman Company, the Banks named therein and NBD Bank, N.A., as Agent, dated July 12, 1994 was filed with the Form 10-K for the year ended April 28, 1995. Amendments Nos. 1, 2 and 3 to the Credit Agreement are filed as Exhibit A to this Form 10-K.

          The Note Agreement dated as of November 1, 1994 was filed with the Form 10-K for the year ended April 28, 1995.

        S-K Item 601 (21) - Subsidiaries of the Registrant:

          Handleman Company of Canada, Limited, an Ontario Corporation Entertainment Zone, Inc., a Michigan Corporation
          Scorpio Productions, Inc., a Texas Corporation
          Hanley Advertising Company, a Michigan Corporation
          Rackjobbing, S.A. de C.V.
          Rackjobbing Services, S.A. de C.V.
          Michigan Property and Risk Management Company, a Michigan Corporation North Coast Entertainment, Inc., a Michigan Corporation
          Anchor Bay Entertainment, Inc., a Michigan Corporation
          Sellthrough Entertainment, Inc., a Michigan Corporation
          North Coast Entertainment, Ltd., a Canadian Corporation
          Sofsource, Inc., a Michigan Corporation
          Madacy Entertainment Group, Inc., a Michigan Corporation
          Mediaphon, Gmbh, a German Corporation
          Madacy Entertainment Group, Ltd., a Canadian Corporation
          American Sterling Corp., a Delaware Corporation
          Handleman de Argentina S.A.
          Handleman do Brasil Comercial Ltda.
          Sellthrough Entertainment, Limited, a Canadian Corporation
          Madacy Entertainment (U.K.) Limited

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

                                                                    Exhibit (23)



                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Handleman Company and Subsidiaries on Form S-3 (File Nos. 33-16553, 33-26456, 33-33797 and 33-42018) and Form S-8 (File Nos. 2-60162, 2-95421, 33-59100,
33-16637 and 33-69030) of our report dated June 5, 1996, on our audits of the consolidated financial statements and financial statement schedule of Handleman Company and Subsidiaries as of April 27, 1996, April 29, 1995 and April 30, 1994 and for the years then ended, which report is included in this Annual Report on Form 10-K.



Coopers & Lybrand L.L.P.



Detroit, Michigan
July 22, 1996

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED APRIL 30, 1994, APRIL 29, 1995 AND APRIL 27, 1996





             COLUMN A                 COLUMN B     COLUMN C       COLUMN D        COLUMN E
     -------------------------       -----------  -----------  ---------------  -------------

                                                                 Deductions:
                                     Balance at   Additions:     Adjustments
                                     Beginning    Charged to   of, or Charges     Balance at
            Description              Of Period     Expense      to, Reserve     end of Period
     -------------------------       ----------   ----------   --------------   -------------

Year ended April 30, 1994:

     Accounts receivable,
     allowance for gross
     profit impact of estimated
     future returns                  $21,184,000  $ 3,467,000   $ 5,038,000      $19,613,000
                                     ===========  ===========   ===========      ===========
     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $11,927,000  $ 2,092,000   $   959,000      $13,060,000
                                     ===========  ===========   ===========      ===========

Year ended April 29, 1995:

     Accounts receivable,
     allowance for gross
     profit impact of estimated
     future returns                  $19,613,000  $ 8,510,000   $ 4,070,000      $24,053,000
                                     ===========  ===========   ===========      ===========
     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $13,060,000  $   698,000   $   582,000      $13,176,000
                                     ===========  ===========   ===========      ===========


Year ended April 27, 1996:

     Accounts receivable,
     allowance for gross
     profit impact of estimated
     future returns                  $24,053,000  $13,972,000   $15,884,000      $22,141,000
                                     ===========  ===========   ===========      ===========
     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $13,176,000  $ 4,687,000   $ 3,913,000      $13,950,000
                                     ===========  ===========   ===========      ===========


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HANDLEMAN COMPANY



DATE:   July 25, 1996                  BY:    /s/ Stephen Strome
       --------------------------          ------------------------------------
                                           Stephen Strome, President, Chief
                                           Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ Richard J. Morris                    /s/ Thomas C. Braum, Jr.
- ---------------------------------          ------------------------------------
Richard J. Morris, Senior Vice             Thomas C. Braum, Jr., Vice President,
 President, Finance, Secretary              Corporate Controller
 and Chief Financial Officer                (Principal Accounting Officer)
 (Principal Financial Officer)

        July 25, 1996                                 July 25, 1996
- ---------------------------------          ------------------------------------
         DATE                                          DATE



     /s/ David Handleman                      /s/ Richard H. Cummings
- ---------------------------------          ------------------------------------
David Handleman, Director                  Richard H. Cummings, Director
 (Chairman of the Board)

        July 25, 1996                                 July 25, 1996
- ---------------------------------          ------------------------------------
         DATE                                          DATE



     /s/ James B. Nicholson                   /s/ Alan E. Schwartz
- ---------------------------------          -----------------------------------
James B. Nicholson, Director               Alan E. Schwartz, Director

        July 25, 1996                                 July 25, 1996
- ---------------------------------          ------------------------------------
         DATE                                          DATE



     /s/ Lloyd E. Reuss                       /s/ Gilbert R. Whitaker
- ---------------------------------          ------------------------------------
Lloyd E. Reuss, Director                   Gilbert R. Whitaker, Jr., Director

        July 25, 1996                                 July 25, 1996
- ---------------------------------          ------------------------------------
         DATE                                          DATE



     /s/ John M. Barth
- ---------------------------------
John M. Barth, Director

        July 25, 1996
- ---------------------------------
         DATE

                                                                       EXHIBIT A
                                                                       ---------


                      FIRST AMENDMENT TO CREDIT AGREEMENT


      THIS FIRST AMENDMENT TO CREDIT AGREEMENT, dated and effective as of January 30, 1996 (this "Amendment"), is among HANDLEMAN COMPANY, a Michigan corporation (the "Company"), each of the Subsidiaries of the Company parties to the Credit Agreement described below (the "Borrowing Subsidiaries"), each of the Banks party to the Credit Agreement described below (the "Banks") and NBD BANK, formerly known as NBD Bank, N.A., as agent for the Banks (in such capacity, the "Agent").


                                   RECITALS
                                   --------

      A. The Company, the Borrowing Subsidiaries, the Banks and the Agent are parties to a Credit Agreement dated as of July 12, 1994 (the "Credit Agreement").

      B. The Company and the Borrowing Subsidiaries have requested that the Agent and the Banks amend the Credit Agreement as provided herein, and the Agent and the Banks are willing to do so strictly in accordance with the terms hereof.

                                     TERMS
                                     -----

      In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:

ARTICLE I. AMENDMENTS. Upon fulfillment of the conditions set forth in Article III hereof, the Credit Agreement shall be amended as follows:

      1.1 The definition of "Applicable Facility Fee" contained in Section 1.1 is restated in its entirety to read as follows:

          "Applicable Facility Fee" shall mean twenty one-hundredths of one percent (0.20%) per annum.

      1.2 The definition of "Applicable Margin" contained in Section 1.1 is restated in its entirety to read as follows:

          "Applicable Margin" shall mean, with respect to any Application Period, the per annum rate set forth based upon the Leverage Ratio for the Determination Period:

                    Leverage Ratio                 Applicable Margin
                    --------------                 ------------------
           (a)  Greater than or equal to                 0.835%
                1.25
           (b)  Less than 1.25 but greater               0.710%
                than or equal to 0.65
           (c)  Less than 0.65                           0.550%

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

      1.3 Section 5.2(d) is amended by adding the following after the words "May 2, 1996," at the end of clause (i) thereof: "provided that for the fiscal quarter ending January 31, 1996 the foregoing reference to "2.00 to 1.00" shall be changed to "1.00 to 1.00".


ARTICLE II. REPRESENTATIONS. The Company and the Borrowing Subsidiaries represent and warrant to the Agent and the Banks that:

      2.1 The execution, delivery and performance of this Amendment has been duly authorized by all necessary corporate action and is not in contravention of any law, rule or regulation, or any judgment, decree, writ, injunction, order or award of any arbitrator, court or governmental authority, or of the terms of the Company's or any Borrowing Subsidiary's charter or by laws or other organizational document, or of any contract or undertaking to which the Company or any Borrowing Subsidiary is a party or by which the Company or any Borrowing Subsidiary or their respective properties may be bound or affected and will not result in the imposition of any Lien except for Permitted Liens.

      2.2 This Amendment is the legal, valid and binding obligation of the Company and each Borrowing Subsidiary enforceable against each in accordance with the terms hereof; except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditors' rights and except that the remedy of specific performance and injunctive and other forms of equitable relief are subject to equitable defenses and to the discretion of the court before which any proceedings may be brought.

      2.3 After giving effect to the amendments herein contained, the representations and warranties contained in the Credit Documents are true on and as of the date hereof with the same force and effect as if made on and as of the date hereof.


ARTICLE III. CONDITIONS OF EFFECTIVENESS. Article I of this Amendment shall not become effective until each of the following has been satisfied, unless waived in writing by the Required Banks at any time:

      3.1 Copies of resolutions adopted by the executive committee of the board of directors of the Company and each Borrowing Subsidiary, certified by an officer of the Company and each Borrowing Subsidiary, as the case may be, as being true and correct and in full force and effect without amendment as of the date hereof, authorizing the Company and each Borrowing Subsidiary to enter into this Amendment, shall have been delivered to the Agent.


FIRST AMENDMENT TO CREDIT AGREEMENT                                       Page 2

      3.2 This Amendment shall be signed by the Company, each Borrowing Subsidiary, the Required Banks and the Agent.

      3.3 The Company shall have paid an amendment fee to the Agent, for the pro rata benefit of the Banks executing this Amendment, in an amount equal to 0.10% of the aggregate Commitments.


ARTICLE IV.  MISCELLANEOUS.
             --------------

      4.1 References in the Credit Agreement or in any other Loan Document to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby and as further amended from time to time.

      4.2 The Company and the Borrowing Subsidiaries agree to pay and to save the Agent harmless for the payment of all costs and expenses arising in connection with this Amendment, including the reasonable fees of counsel to the Agent in connection with preparing this Amendment and the related documents.

      4.3 Except as expressly amended hereby, the Company and the Borrowing Subsidiaries agree that the Credit Agreement and all other Loan Documents are ratified and confirmed and shall remain in full force and effect and that the Company and the Borrowing Subsidiaries have no set off, counterclaim or defense with respect to any of the foregoing. Terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement.

      4.4 Notwithstanding anything in the Credit Agreement to the contrary, it is acknowledged and agreed by all parties that as of January 30, 1996 the Applicable Margin is 0.550% and the Applicable Facility Fee is 0.20%.

      4.5 This Amendment may be signed upon any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.


      IN WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of the day and year first above written.

HANDLEMAN COMPANY                          NORTH COAST ENTERTAINMENT, INC.


By:                                        By:
   -----------------------------              ------------------------------

  Its:                                       Its:
      --------------------------                 ---------------------------
         "Company"                                  "Borrowing Subsidiary"



FIRST AMENDMENT TO CREDIT AGREEMENT                                       Page 3

NBD BANK, as a Bank and as Agent         COMERICA BANK


By:                                      By:
   -------------------------------          -------------------------------

   Its:                                     Its:
       ---------------------------              ---------------------------


PNC BANK, NATIONAL ASSOCIATION           UNITED STATES NATIONAL BANK OF OREGON


By:                                      By:
   -------------------------------          -------------------------------

   Its:                                     Its:
       ---------------------------              ---------------------------


ROYAL BANK OF CANADA, Grand Cayman       SUNTRUST BANK, ATLANTA, formerly
(North America No. 1) Branch             known as TRUST COMPANY BANK


By:                                      By:
   -------------------------------          -------------------------------

   Its:                                     Its:
       ---------------------------              ---------------------------

                                         By:
                                            -------------------------------

                                            Its:
                                                ---------------------------


THE FIFTH THIRD BANK


By:
   -------------------------------

  Its:
      ----------------------------


FIRST AMENDMENT TO CREDIT AGREEMENT                                       Page 4

                     SECOND AMENDMENT TO CREDIT AGREEMENT


      THIS SECOND AMENDMENT TO CREDIT AGREEMENT, dated and effective as of March 29, 1996 (this "Amendment"), is among HANDLEMAN COMPANY, a Michigan corporation (the "Company"), each of the Subsidiaries of the Company parties to the Credit Agreement described below (the "Borrowing Subsidiaries"), each of the Banks party to the Credit Agreement described below (the "Banks") and NBD BANK, formerly known as NBD Bank, N.A., as agent for the Banks (in such capacity, the "Agent").

                                   RECITALS
                                   --------

      A. The Company, the Borrowing Subsidiaries, the Banks and the Agent are parties to a Credit Agreement dated as of July 12, 1994, as amended by a First Amendment to Credit Agreement dated as of January 30, 1996 (the "Credit Agreement").

      B. The Company and the Borrowing Subsidiaries have requested that the Agent and the Banks amend the Credit Agreement as provided herein, and the Agent and the Banks are willing to do so strictly in accordance with the terms hereof.

                                     TERMS
                                     -----

      In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:


ARTICLE I. AMENDMENTS. Upon fulfillment of the conditions set forth in Article III hereof, the Credit Agreement shall be amended as follows:

      1.1 The definitions of "Adjusted EBIT", "Applicable Facility Fee" and "Applicable Margin" contained in Section 1.1 are restated in their entirety to read as follows:

          "Adjusted EBIT" of any person shall mean, for any period, the Net Income of such person for such period plus, without duplication and to the extent included in the computation of such Net Income (a) net interest expense,
(b) federal, state and local income taxes and other equivalent taxes, (c) extraordinary items (net of any extraordinary gains) and special reserves and
(d) to the extent not otherwise included in the foregoing clause (c), charges taken during the fourth fiscal quarter of fiscal year 1996 up to a maximum amount of $15,000,000 associated with the inventory reduction program currently being implemented by the Company, all as determined in accordance with generally accepted accounting principles.

          "Applicable Facility Fee" shall mean, (a) if the Company has not received an Investment Grade Senior Debt Rating, with respect to any Application Period, the per annum rate set forth below based upon the Interest Coverage Ratio for the Determination Period, provided that it is acknowledged and agreed that the Applicable Facility Fee as of March 29, 1996 is 0.375%:


                   INTEREST                        APPLICABLE
                COVERAGE RATIO                    FACILITY FEE
                --------------                    ------------
         equal to or greater than 3.0                 0.150%
less than 3.0 but equal to or greater than 2.0        0.150%
less than 2.0 but equal to or greater than 1.5        0.250%
less than 1.5 but equal to or greater than 1.0        0.300%
                less than 1.0                         0.375%


or (b) if the Company, in its sole discretion, has received an Investment Grade Senior Debt Rating, the per annum rate set forth below based upon the Investment Grade Senior Debt Rating of the Company in effect on the date of determination which change in the per annum rate shall be effective fourteen Business Days after the Company provides written notice to the Agent that it has initially obtained the Investment Grade Senior Debt Rating or of any subsequent change in the Investment Grade Senior Debt Rating, which notice the Company agrees to provide to the Agent within seven Business Days after obtaining the rating or any subsequent change, provided, however, that in determining the Applicable Facility Fee, the Investment Grade Senior Debt Rating shall be determined based upon the debt ratings given the Company by S&P, Moody's and Fitch, and, in the event such ratings are not equivalent, the Applicable Facility Fee shall be determined based upon: (i) in the case of two different ratings, the lower of the two ratings or (ii) in the case of three different ratings (A) if two agencies ratings are in agreement, the rating on which two agencies are in agreement or (B) if all three agencies have issued different ratings, the rating between the highest and lowest rating of the agencies:


       Investment Grade           Applicable
      Senior Debt Rating           Facility
      S&P/Moody's/Fitch               Fee
      ------------------          ----------
      (a) A/A2/A or higher           0.10%

      (b) A-/A3/A-                   0.125%

      (c) BBB+/Baa/BBB+              0.15%

      (d) BBB/Baa2/BBB               0.15%

      (e) BBB-/Baa3/BBB-             0.20%


          "Applicable Margin" shall mean (a) if the Company has not received an Investment Grade Senior Debt Rating, with respect to any Application Period, the per annum rate found in the chart set forth below by reading down the column of Leverage Ratio ranges to the row for the range into which the Leverage Ratio as of the relevant Determination Date falls, and then reading across that row to the Interest Coverage Ratio column for the range into which the Interest Coverage Ratio for the relevant Determination Period falls, provided that as of March 29, 1996 the Applicable Margin shall be 1.375%:





SECOND AMENDMENT TO CREDIT AGREEMENT                                    Page 2

   APPLICABLE         INTEREST          INTEREST          INTEREST          INTEREST          INTEREST
     MARGIN       COVERAGE RATIO    COVERAGE RATIO    COVERAGE RATIO    COVERAGE RATIO    COVERAGE RATIO
     CHART           LESS THAN        EQUAL TO OR       EQUAL TO OR       EQUAL TO OR       EQUAL TO OR
                     1.00:1.00       GREATER THAN      GREATER THAN      GREATER THAN      GREATER THAN
                                     1.00:1.00 AND     1.50:1.00 AND     2.00:1.00 AND       3.00:1.00
                                       LESS THAN         LESS THAN         LESS THAN
                                       1.50:1.00         2.00:1.00         3.00:1.00
- ---------------   --------------    --------------    --------------    --------------    ---------------
 Leverage Ratio
   less than            1.375%            1.200%            1.000%           0.5000%           0.3400%
   0.65:1.00
- ------------------------------------------------------------------------------------------------------
 Leverage Ratio
  equal to or           1.625%            1.375%            1.200%            1.000%            0.500%
 greater than
 0.65:1.00 and
 less than or
 equal to
 1.25:1.00
- -----------------------------------------------------------------------------------------------------
 Leverage Ratio
  greater than          1.625%            1.375%            1.375%            1.200%            0.625%
   1.25:1.00
=========================================================================================================

or (b) if the Company, in its sole discretion, has received an Investment Grade Senior Debt Rating as of the Determination Date, the per annum rate set forth in the table below based upon the Investment Grade Senior Debt Rating of the Company in effect on the Determination Date, which change in the per annum rate shall be effective fourteen Business Days after the Company provides written notice to the Agent that it has initially obtained the Investment Grade Senior Rating or of any subsequent change in the Investment Grade Senior Debt Rating, which notice the Company agrees to provide to the Agent within seven Business Days after obtaining the rating or any subsequent change, provided, however, that in determining the Applicable Margin pursuant to table below, the Investment Grade Senior Debt Rating shall be determined based upon the debt ratings given the Company by S&P, Moody's and Fitch, and, in the event such ratings are not equivalent, the Applicable Margin shall be determined based upon: (i) in the case of two different ratings, the lower of the two ratings or
(ii) in the case of three different ratings (A) if two agencies ratings are in agreement, the rating on which two agencies are in agreement or (B) if all three agencies have issued different ratings, the rating between the highest and lowest rating of the agencies:

             Investment Grade
             Senior Debt Rating
             S&P/Moody's/Fitch        Applicable Margin
             ------------------       -----------------

          (a) A/A2/A or higher             0.20%

          (b) A-/A3/A-                     0.275%

          (c) BBB+/Baa1/BBB+               0.30%

          (d) BBB/Baa2/BBB                 0.34%


SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 3

          (e) BBB-/Baa3/BBB-        0.40%


      1.2 The following new definitions are hereby added to Section 1.1 in appropriate alphabetical order:

          "Adjusted EBITDA" of any person shall mean, for any period, the Adjusted EBIT for such period plus, to the extent included in the computation of such Adjusted EBIT, depreciation and amortization expense, all as determined in accordance with generally accepted accounting principles.

          "Application Period" shall mean a period commencing with and including the 60th day after the end of the most recently completed fiscal quarter of the Company to and including the 59th day after the end of the next following fiscal quarter of the Company or the next succeeding Business Day.

          "Borrowing Base" shall mean (a) as of any date in the fiscal months of February, March, July, August and October, an amount equal to eighty percent (80%) of Eligible Accounts Receivable, and (b) as of any other date, an amount equal to seventy-five percent (75%) of Eligible Accounts Receivable.

          "Capital Stock" shall include all capital stock and any securities exchangeable for or convertible into capital stock and any warrants, rights, restricted stock, employee stock options, or other options to purchase or otherwise acquire capital stock or such securities or any other form of equity securities.

          "Determination Date" means, with respect to any Application Period, the last day of the Determination Period for such Application Period.

          "Determination Period" means, with respect to any Application Period, the period of four consecutive fiscal quarters of the Company ending with the fiscal quarter ending immediately preceding such Application Period.

          "Eligible Accounts Receivable" shall mean, as of any date, those accounts receivable owned by the Company or any of its Subsidiaries, on a consolidated basis, valued at the face amount thereof (based upon the Dollar amount thereof if payable in Dollars and based upon the Dollar Equivalent if payable in any currency other than Dollars) less sales, excise or similar taxes and less returns actually made, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding, available or claimed, and as reduced by any reserves (except for reserves for future returns consistent with past practices of the Company) or charges taken by the Company or any of its Subsidiaries, on a consolidated basis, with respect thereto, provided that all such reserves and other charges required under generally acceptable accounting principles or consistent with the past practices of the Company and its Subsidiaries shall be taken, but shall not include any such account receivable (a) that is not a bona fide existing obligation created by the sale and actual delivery of inventory, goods or other property or the furnishing of services or other good and sufficient consideration in the ordinary course of business, provided that deferred accounts receivable shall be Eligible Accounts Receivable unless excluded by any of the following clauses (b) through (g) of this definition, (b) that has been classified by the Company or any of its Subsidiaries as doubtful or has otherwise failed to meet established or customary credit standards of the Company or any of its Subsidiaries, except to the extent it is already covered by a reserve, (c) that is payable by any Significant Trade Debtor that is the subject

SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 4
of any proceeding of the type described in Section 6.1(i) hereof, (d) which is evidenced by a promissory note or other instrument, (e) that is payable by any Significant Trade Debtor if 15% or more (based on value, such value to be determined based on the lower of cost or market in accordance with generally accepted accounting principles) of the inventory of such Significant Trade Debtor is subject to any Lien superior in priority to any Lien on such assets in favor of the Company, (f) that is subordinate or junior in right or priority of payment to any other obligation or claim, or (g) that for any other reason is at any time reasonably deemed by the Agent to be ineligible. Notwithstanding the foregoing, it is agreed that the amount by which the aggregate deferred accounts receivable of the Company or any of its Subsidiaries and other accounts receivable of the Company or any of its Subsidiaries not payable on customary terms owing from any Significant Trade Debtor exceeds $10,000,000 shall be excluded from the determination of the amount of Eligible Accounts Receivable.

          "Interest Coverage Ratio Condition" shall be deemed to exist on any date when the Interest Coverage Ratio was not greater than or equal to 2.0 to
1.0 as calculated as of the last day of the most recently ended fiscal quarter of the Company.

          "Net Income" of any person shall mean, for any period, the net income (or loss) of such person for such period taken as a single accounting period, determined in accordance with generally accepted accounting principles.

          "Senior Debt" shall mean the consolidated unsecured Indebtedness of the Company and its Subsidiaries, exclusive of any Subordinated Debt and any interest rate or currency swap, rate cap or other similar transaction. All reimbursement obligations, guarantees and other contingent liabilities constituting Senior Debt shall be valued at the maximum amount possible for such liability.

          "Significant Trade Debtor" shall mean any account debtor of the Company as to which the payments received from such account debtor accounted for 20% or more of the revenues of the Company and its Subsidiaries for the most recently ended fiscal year of the Company.

      1.3 Section 2.1(a) is restated in its entirety to read as follows:

          (a) Revolving Credit Advances. Each Bank agrees, for itself only, subject to the terms and conditions of this Agreement, to make Revolving Credit Loans to the Borrowers pursuant to Section 2.6 and Section 3.3 and to participate in Letter of Credit Advances to the Borrowers pursuant to Section
2.6 from time to time from and including the Effective Date to but excluding the Termination Date not to exceed an aggregate principal amount at any time outstanding the amount of its respective Commitment as of the date any such Syndicated Advance is made; provided, however, that (i) the aggregate principal amount of Letter of Credit Advances outstanding at any time shall not exceed $50,000,000 and (ii) at any time an Interest Coverage Ratio Condition exists, the aggregate principal amount of all Senior Debt may not exceed the Borrowing Base, and the Borrowers will not be entitled to obtain any Revolving Credit Advances if such condition, in addition to other conditions contained herein, is not satisfied both before and after giving effect to such Revolving Credit Advance. Notwithstanding anything herein to the contrary, Advances may only be used for necessary working capital requirements of the Borrowers, acquisitions and capital expenditures by the Borrowers to the extent permitted hereunder and other expenditures by the Borrowers in the ordinary course of business.

      1.4 The following is hereby added to the end of Section 2.1(b):


SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 5

          Notwithstanding the foregoing, it is acknowledged and agreed that, at any time an Interest Coverage Ratio Condition exists, the aggregate principal amount of Senior Debt may not exceed the Borrowing Base, and the Borrowers will not be entitled to obtain any Term Loan if such condition, in addition to other conditions contained herein, is not satisfied both before and after such Term Loan is made.

      1.5 The following is hereby added to the end of each sentence contained in
Section 2.3:

          "and, at any time an Interest Coverage Ratio Condition exists, the aggregate principal amount of all Senior Debt may not exceed the Borrowing Base."

      1.6 Section 2.5(b) is amended by deleting reference therein to "two and one-half basis points (2.5b.p.)" and substituting "0.125%" in place thereof.

      1.7 Section 3.1(e) is hereby redesignated as Section 3.1(h), and the following new Sections 3.1(e), (f) and (g) are hereby added after existing
Section 3.1(e) to read as follows:

          (e) In addition to all other prepayments required hereunder, at any time an Interest Coverage Ratio Condition exists and the Senior Debt exceeds the Borrowing Base, the Company shall immediately prepay the Advances by an amount such that the aggregate principal amount of the Senior Debt is equal to or less than the Borrowing Base. Prepayments required under this subsection shall be applied in a manner to minimize any amounts, if any, that may be due under
Section 3.9 hereof.

          (f) In addition to all other prepayments required hereunder, if an Interest Coverage Ratio Condition exists the Borrowers shall immediately prepay the Advances by an amount equal to 100% of the net cash proceeds from any sale or other disposition of any assets of any Borrower or any of their Subsidiaries which net cash proceeds exceed $2,000,000 for any such sale or $10,000,000 in the aggregate for all such sales in any twelve month period, other than inventory sold in the ordinary course of business. Prepayments required under this subsection shall be applied in a manner to minimize any amounts, if any, that may be due under Section 3.9 hereof.

          (g) In addition to all other payments and prepayments required hereunder, if an Interest Coverage Ratio Condition exists the Borrowers shall immediately prepay the Advances by an amount equal to 100% of all net cash proceeds of any Subordinated Debt or any Capital Stock issued or otherwise sold at any time, provided that up to $500,000 in aggregate amount of net cash proceeds received by the Company as a result of the exercise of stock options existing as of March 1, 1996 shall be excluded from the prepayment requirement under this Section 3.1(g). Prepayments required under this subsection shall be applied in a manner to minimize any amounts, if any, that may be due under
Section 3.9 hereof.

      1.8 A new Section 4.13 is hereby added to read as follows:

          4.13 Borrowing Base. If an Interest Coverage Ratio Condition exists, the Senior Debt is equal to or less than the Borrowing Base.

      1.9 The period at the end of Section 5.1(d)(vi) is deleted and "; and" is substituted in place thereof and the following new Section 5.1(d)(vii) is hereby added thereafter:

SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 6

          (vii) If an Interest Coverage Ratio Condition exists, within 20 calendar days of the last day and of the fifteenth day of each fiscal month, a Borrowing Base compliance certificate calculated as of such last day and such fifteenth day, as the case may be, and in form satisfactory to the Agent.

      1.10 Section 5.2(d) is hereby restated in its entirety to read as follows:

            (d) Interest Coverage Ratio. Permit or suffer the Interest Coverage Ratio to be less than 2.0 to 1.0 as of the end of any fiscal quarter, commencing with the fiscal quarter ending May 3, 1997.

      1.11 Reference in Section 5.2(f) to "$35,000,000" is hereby deleted and "(i) if an Interest Coverage Ratio Condition does not exist, $35,000,000 or (ii) if an Interest Coverage Ratio Condition does exist, $25,000,000" is substituted in place thereof.

      1.12 The last paragraph of Section 5.2(g) beginning with the word "Notwithstanding" is hereby restated in its entirety to read as follows:

            ";provided, however, that (A) if an Interest Coverage Ratio Condition exists, the aggregate outstanding principal amount of Indebtedness secured by all Liens permitted under Section 5.2(g)(v) above shall not exceed 10% of the consolidated Tangible Net Worth of the Company and its Subsidiaries and (B) if an Interest Coverage Ratio Condition does not exist, then, notwithstanding the foregoing subparagraphs (i) through (vii), and in addition to the Liens permitted thereby, the Company and its Subsidiaries may create, issue, incur or assume Liens in an aggregate amount at any time outstanding not exceeding 15% of Consolidated Tangible Net Worth of the Company and its Subsidiaries;".


      1.13 Reference in Section 5.2(j) to "$50,000,000" is hereby deleted and the following is substituted in place thereof: "(i) if an Interest Coverage Ratio Condition does not exist, $50,000,000, or (ii) if an Interest Coverage Ratio Condition does exist, (A) $5,000,000 in aggregate amount for the period from February 1, 1996 through January 31, 1997 and (B) at any time thereafter, $35,000,000 in aggregate amount in any twelve month period, provided that not more than $17,500,000 of such $35,000,000 shall be in cash or cash equivalents."

      1.14   The following new Sections are hereby added after Section 5.2(j):

             (k) Nature of Business. If an Interest Coverage Ratio Condition exists, make or suffer any substantial change in the nature of its business from that engaged in on the date hereof or engage in any other businesses other than those in which it is engaged on the date hereof or which are directly related to its core business.

             (l) Investments, Loans and Advances. If an Interest Coverage Ratio Condition exists, purchase or otherwise acquire any Capital Stock of or other ownership interest in, or debt securities of or other evidences of Indebtedness of, any other person; nor acquire all or any material portion of the assets of any person; nor make any loan or advance of any of its funds or property or make any other extension of credit to, or make any investment or acquire any interest whatsoever in, any other person; nor permit any Subsidiary to do any of the foregoing; other than (i) extensions of trade credit made in the ordinary course of business on customary credit terms and commission, travel, relocation and similar advances made to officers and employees in the ordinary course of business, (ii)


SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 7
other investments consistent with the investment policy of the Company in effect as of March 29, 1996, (iii) acquisitions and investments permitted pursuant to
Section 5.2(j), (iv) advances in the ordinary course of business for proprietary products and (v) investments, loans and advances in and to any Subsidiary or existing Affiliate of the Company.

          (m) Negative Pledge Limitation. If an Interest Coverage Ratio Condition exists, enter into any agreement with any person other than the Agent and the Banks pursuant hereto which prohibits or limits the ability of any Borrower to create, incur, assume or suffer to exist any Lien upon any of its assets, rights, revenues or property, real, personal or mixed, tangible or intangible, whether now owned or hereafter acquired.

          (n) Payments and Modification of Debt. If an Interest Coverage Ratio Condition exists, other than Indebtedness to the Banks and the Agent pursuant hereto, make, or permit any Subsidiary to make, any optional payment, prepayment or redemption of any of its or any of its Subsidiaries' Indebtedness or enter into any agreement or arrangement providing for the defeasance of any of such Indebtedness, or, other than amendments to the agreements governing any existing letters of credit issued for the account of the Company by any Bank, which do not shorten the maturity or require any other earlier or increased payment, amend or modify, or consent or agree to any amendment or modification of, any instrument or agreement under which any of its Indebtedness is issued or created or otherwise related thereto,

          (o) Additional Covenants. If an Interest Coverage Ratio Condition exists, if at any time any Borrower shall enter into or be a party to any instrument or agreement, including all such instruments or agreements in existence as of the date hereof and all such instruments or agreements entered into after the date hereof, relating to or amending any provisions applicable to any of its Indebtedness which includes covenants or defaults not substantially provided for in this Agreement or more favorable to the lender or lenders thereunder than those provided for in this Agreement, then the Borrowers shall promptly so advise the Agent and the Banks. Thereupon, if the Agent or the Required Banks shall request, upon notice to the Borrowers, the Agents and the Banks shall enter into an amendment to this Agreement or an additional agreement (as the Agent may request), providing for substantially the same covenants and defaults as those provided for in such instrument or agreement to the extent required and as may be selected by the Agents. In addition to the foregoing, any covenants or defaults in any existing agreements or other documents evidencing or relating to any Indebtedness of any Borrower not substantially provided for in this Agreement or more favorable to the holders of such Indebtedness, are hereby incorporated by reference into this Agreement to the same extent as if set forth fully herein, and no subsequent amendment, waiver or modification thereof shall effect any such covenants or defaults as incorporated herein.

          (p) Capital Expenditures. If an Interest Coverage Ratio Condition exists, make any capital expenditures, other than capital expenditures for the acquisition of fixtures, if the aggregate amount thereof made by the Company or any of its Subsidiaries would exceed, on a consolidated basis, (i) $17,000,000 for the four consecutive fiscal quarter period ending April 27, 1996, (ii) $25,500,000 for the four consecutive fiscal quarter period ending July 27, 1996,
(iii) $24,700,000 for the four consecutive fiscal quarter period ending October 26, 1996, (iv) $22,800,000 for the four consecutive fiscal quarter period ending January 31, 1997, or (v) $19,400,000 for any four consecutive fiscal quarter period ending thereafter. Notwithstanding the foregoing, the Company agrees that (A) it may not make any capital expenditures for or relating to an eastern automated distribution center until receipt and review by the Banks of the 1997 second quarter financial statements and covenant compliance showing that no Default or Event of Default has occurred and is continuing and (B) if the Company does not

SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 8
establish an eastern automated distribution center, the amount described in the foregoing sentence for the four consecutive fiscal quarter period ending January 31, 1997 shall be $19,800,000 instead of $22,800,000 and the amount for any four consecutive fiscal quarter period ending after January 31, 1997 shall be $15,400,000 instead of $19,400,000.

          (r) Adjusted EBITDA. Permit or suffer the consolidated Adjusted EBITDA of the Company and its Subsidiaries, determined cumulatively from February 1, 1996 to the date of determination described below, to be less than the amounts shown for such dates in the table below:



          Date of Determination    Adjusted EBITDA
          ---------------------    ---------------

          April 27, 1996            -$ 3,000,000
          July 27, 1996             -$ 3,000,000
          October 26, 1996           $19,000,000
          January 31, 1997           $51,000,000


      1.15 The first two lines of Section 9.6(d) are restated to read as follows: "(d) Each Bank may, with the prior consent of the Company (which consent may not be unreasonably withheld) and the Agent, assign"

ARTICLE II. REPRESENTATIONS. The Company and the Borrowing Subsidiaries represent and warrant to the Agent and the Banks that:

      2.1 The execution, delivery and performance of this Amendment has been duly authorized by all necessary corporate action and is not in contravention of any material law, rule or regulation, or any judgment, decree, writ, injunction, order or award of any arbitrator, court or governmental authority, or of the terms of the Company's or any Borrowing Subsidiary's charter or by-laws or other organizational document, or of any material contract or undertaking to which the Company or any Borrowing Subsidiary is a party or by which the Company or any Borrowing Subsidiary or their respective properties may be bound or affected and will not result in the imposition of any Lien except for Permitted Liens.

      2.2 This Amendment is the legal, valid and binding obligation of the Company and each Borrowing Subsidiary enforceable against each in accordance with the terms hereof; except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditors' rights and except that the remedy of specific performance and injunctive and other forms of equitable relief are subject to equitable defenses and to the discretion of the court before which any proceedings may be brought.

      2.3 After giving effect to the amendments herein contained, the representations and warranties contained in the Credit Documents are true on and as of the date hereof with the same force and effect as if made on and as of the date hereof and no Default or Event of Default exists.

SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 9

ARTICLE III. CONDITIONS OF EFFECTIVENESS. Article I of this Amendment shall not become effective until each of the following has been satisfied, unless waived in writing by the Required Banks at any time:

     3.1 Copies of resolutions adopted by the executive committee of the board of directors of the Company and each Borrowing Subsidiary, certified by an officer of the Company and each Borrowing Subsidiary, as the case may be, as being true and correct and in full force and effect without amendment as of the date hereof, authorizing the Company and each Borrowing Subsidiary to enter into this Amendment, shall have been delivered to the Agent.

     3.2 This Amendment shall be signed by the Company, each Borrowing Subsidiary, the Required Banks and the Agent.

     3.3 The Company shall have paid an amendment fee to the Agent, for the pro rata benefit of the Banks executing this Amendment by March 29, 1996, in an amount equal to 0.15% of the aggregate Commitments of the Banks approving this Amendment.


ARTICLE IV.  MISCELLANEOUS.
             --------------

     4.1 References in the Credit Agreement or in any other Loan Document to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby and as further amended from time to time.

     4.2 The Company and the Borrowing Subsidiaries agree to pay and to save the Agent harmless for the payment of all costs of the Agent only and expenses of the Agent only arising in connection with this Amendment, including the reasonable fees of counsel to the Agent only in connection with preparing this Amendment and the related documents.

     4.3 Except as expressly amended hereby, the Company and the Borrowing Subsidiaries agree that the Credit Agreement and all other Loan Documents are ratified and confirmed and shall remain in full force and effect and that the Company and the Borrowing Subsidiaries have no set off, counterclaim or defense with respect to any of the foregoing. Terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement.

     4.4 This Amendment may be signed upon any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.

     IN WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of the day and year first above written.

HANDLEMAN COMPANY                       NORTH COAST ENTERTAINMENT, INC.


By:____________________________         By:____________________________

  Its:__________________________          Its:_________________________
       "Company"                               "Borrowing Subsidiary"






SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 10

NBD BANK, AS A BANK AND AS AGENT                    COMERICA BANK


By:______________________________       By:__________________________________

  Its:___________________________         Its:_______________________________



PNC BANK, NATIONAL ASSOCIATION          UNITED STATES NATIONAL BANK OF OREGON


By:______________________________       By:__________________________________

  Its:___________________________         Its:_______________________________


ROYAL BANK OF CANADA, GRAND CAYMAN      SUNTRUST BANK, ATLANTA, FORMERLY
 (NORTH AMERICA NO. 1) BRANCH           KNOWN AS TRUST COMPANY BANK


By:______________________________       By:__________________________________

  Its:___________________________         Its:_______________________________


                                        By:__________________________________

                                          Its:_______________________________

THE FIFTH THIRD BANK


By:______________________________

  Its:___________________________



SECOND AMENDMENT TO CREDIT AGREEMENT                                     Page 11

                      THIRD AMENDMENT TO CREDIT AGREEMENT


     THIS THIRD AMENDMENT TO CREDIT AGREEMENT, dated as of June 12, 1996 (this "Amendment"), is among HANDLEMAN COMPANY, a Michigan corporation (the "Company"), each of the Subsidiaries of the Company parties to the Credit Agreement described below (the "Borrowing Subsidiaries"), each of the Banks party to the Credit Agreement described below (the "Banks") and NBD BANK, formerly known as NBD Bank, N.A., as agent for the Banks (in such capacity, the "Agent").

                                   RECITALS
                                   --------

     A. The Company, the Borrowing Subsidiaries, the Banks and the Agent are parties to a Credit Agreement dated as of July 12, 1994, as amended by a First Amendment to Credit Agreement dated as of January 30, 1996 and a Second Amendment dated as of March 29, 1996 (the "Credit Agreement").

     B. The Company and the Borrowing Subsidiaries have requested that the Agent and the Banks amend the Credit Agreement as provided herein, and the Agent and the Banks are willing to do so strictly in accordance with the terms hereof.

                                     TERMS
                                     -----

     In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:


ARTICLE I. AMENDMENTS. Upon fulfillment of the conditions set forth in Article III hereof, the Credit Agreement shall be amended as follows:

     1.1 The definition of Borrowing Base in Section 1.1 is amended by adding the following to the end thereof: "Notwithstanding anything herein to the contrary, the Company, the Banks and the Agent agree that the percentages specified in the clauses (a) and (b) of the foregoing shall be amended on or before July 30, 1996, and the Company, the Banks and the Agent shall negotiate prior to that date to find mutually acceptable percentages, provided that if a mutually acceptable agreement cannot be reached the Required Banks alone may (i) amend the percentages in their discretion to percentages not less than 70% at any time on or after July 30, 1996, and (ii) amend the percentages in their discretion to any percentage at any time on or after July 30, 1996 if the Required Banks give the Company 60 days prior written notice of the effective date of any such amendment.

     1.2 Clause (e) of the definition of Eligible Accounts Receivable in
Section 1.1 is amended to read in its entirety as follows:

"(e) that is payable by any Significant Trade Debtor (other than Kmart Corporation or any of its Subsidiaries) if 15% or more (based on value, such value to be determined based on the lower of cost or market in accordance with generally accepted accounting principles) of the inventory of such Significant Trade Debtor (other than Kmart Corporation or any of its Subsidiaries) is subject to any Lien superior in priority to any Lien on such assets in favor of the Company,"

ARTICLE II. REPRESENTATIONS. The Company and the Borrowing Subsidiaries represent and warrant to the Agent and the Banks that:

      2.1 The execution, delivery and performance of this Amendment has been duly authorized by all necessary corporate action and is not in contravention of any material law, rule or regulation, or any judgment, decree, writ, injunction, order or award of any arbitrator, court or governmental authority, or of the terms of the Company's or any Borrowing Subsidiary's charter or by-laws or other organizational document, or of any material contract or undertaking to which the Company or any Borrowing Subsidiary is a party or by which the Company or any Borrowing Subsidiary or their respective properties may be bound or affected and will not result in the imposition of any Lien except for Permitted Liens.

      2.2 This Amendment is the legal, valid and binding obligation of the Company and each Borrowing Subsidiary enforceable against each in accordance with the terms hereof; except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditors' rights and except that the remedy of specific performance and injunctive and other forms of equitable relief are subject to equitable defenses and to the discretion of the court before which any proceedings may be brought.

      2.3 After giving effect to the amendments herein contained, the representations and warranties contained in the Credit Documents are true on and as of the date hereof with the same force and effect as if made on and as of the date hereof and no Default or Event of Default exists.

ARTICLE III. CONDITIONS OF EFFECTIVENESS. Article I of this Amendment shall not become effective until each of the following has been satisfied, unless waived in writing by the Required Banks at any time:

      3.1 Copies of resolutions adopted by the executive committee of the board of directors of the Company and each Borrowing Subsidiary, certified by an officer of the Company and each Borrowing Subsidiary, as the case may be, as being true and correct and in full force and effect without amendment as of the date hereof, authorizing the Company and each Borrowing Subsidiary to enter into this Amendment, shall have been delivered to the Agent.

      3.2 This Amendment shall be signed by the Company, each Borrowing Subsidiary, the Required Banks and the Agent.

      3.3 Kmart Corporation ("Kmart") shall have closed on a new credit facility providing a credit facility to Kmart, secured by all material unencumbered assets, and successfully completed an offering of new preferred stock of Kmart in an aggregate amount of at least $4,300,000,000, with the preferred stock portion thereof being at least $650,000,000.

ARTICLE IV.  MISCELLANEOUS.

      4.1 References in the Credit Agreement or in any other Loan Document to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby and as further amended from time to time.

      4.2 The Company and the Borrowing Subsidiaries agree to pay and to save the Agent harmless for the payment of all costs of the Agent only and expenses of the Agent only arising in

THIRD AMENDMENT TO CREDIT AGREEMENT                                       Page 2
connection with this Amendment, including the reasonable fees of counsel to the Agent only in connection with preparing this Amendment and the related documents.

      4.3 Except as expressly amended hereby, the Company and the Borrowing Subsidiaries agree that the Credit Agreement and all other Loan Documents are ratified and confirmed and shall remain in full force and effect and that the Company and the Borrowing Subsidiaries have no set off, counterclaim or defense with respect to any of the foregoing. Terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement.

      4.4 This Amendment may be signed upon any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.


      IN WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of the day and year first above written.


HANDLEMAN COMPANY                        NORTH COAST ENTERTAINMENT, INC.


By:                                      By:
   --------------------------------          -------------------------------

  Its:                                      Its:
      -----------------------------             ----------------------------
        "Company"                                 "Borrowing Subsidiary"


NBD BANK, AS A BANK AND AS AGENT         COMERICA BANK


By:                                      By:
   --------------------------------         --------------------------------

  Its:                                     Its:
    -------------------------------            -----------------------------


PNC BANK, NATIONAL ASSOCIATION           UNITED STATES NATIONAL BANK OF
                                         OREGON

By:                                      By:
   --------------------------------         --------------------------------

   Its:                                     Its:
       ----------------------------             ----------------------------


ROYAL BANK OF CANADA, GRAND              SUNTRUST BANK, ATLANTA, FORMERLY
CAYMAN (NORTH AMERICA NO. 1) BRANCH      KNOWN AS TRUST COMPANY BANK


By:                                      By:
   --------------------------------         --------------------------------

  Its:                                   Its:
      -----------------------------          -------------------------------



THIRD AMENDMENT TO CREDIT AGREEMENT                                       Page 3

                                                    By:
                                                        -------------------------------

                                                       Its:
                                                            ---------------------------

THE FIFTH THIRD BANK

By:
   -------------------------------

   Its:---------------------------

THIRD AMENDMENT TO CREDIT AGREEMENT                                       Page 4

                                                                       EXHIBIT B
                                                                       ---------



                                                           ADOPTED MARCH 7, 1990
                                                       AS AMENDED JUNE 16, 1993;
                                                FURTHER AMENDED DECEMBER 6, 1995



                                     BYLAWS

                                       OF

                               HANDLEMAN COMPANY,

                             A Michigan Corporation

                          BYLAWS OF HANDLEMAN COMPANY,

                             a Michigan Corporation

                               TABLE OF CONTENTS
                               -----------------


                                                   PAGE
                                                   ----
ARTICLE I - OFFICES

     1.1   Registered Office                          1
     1.2   Other Offices                              1

ARTICLE II - MEETINGS OF SHAREHOLDERS

     2.1   Time and Place                             1
     2.2   Annual Meetings                            1
     2.3   Special Meetings                           1
     2.4   List of Shareholders                       1
     2.5   Notice of Meetings                         2
     2.6   Quorum; Adjournment                        2
     2.7   Voting                                     2
     2.8   Proxies                                    2
     2.9   Questions Concerning Elections             2
     2.10  Waiver of Notice                           3
     2.11  Telephonic Attendance                      3

ARTICLES III - DIRECTORS

     3.1   Governance                                 3
     3.2   Number, Election and Term                  3
     3.3   Nominations for Director                   3
     3.4   Vacancies                                  4
     3.5   Place of Meetings                          4
     3.6   Annual Meetings                            4
     3.7   Regular Meetings                           4
     3.8   Special Meetings                           4
     3.9   Quorum                                     5
     3.10  Action by Written Consent                  5
     3.11  Committees                                 5
     3.12  Executive Committee                        6
     3.13  Audit Committee                            6
     3.14  Compensation and Stock Option Committee    7
     3.15  Nominating Committee                       7
     3.16  Committee Minutes                          7
     3.17  Compensation                               7
     3.18  Resignation                                7
     3.19  Waiver of Notice                           7
     3.20  Chairman of the Board                      7

                                                                     PAGE
                                                                     ----

ARTICLES IV - NOTICES

     4.1     Delivery of Notices                                       8
     4.2     Waiver of Notice                                          8

ARTICLE V - OFFICERS

     5.1     Officers and Agents                                       8
     5.2     Other Officers                                            9
     5.3     Compensation                                              9
     5.4     Term                                                      9
     5.5     President                                                 9
     5.6     Executive Vice Presidents and Presidents                  9
     5.7     Secretary                                                 9
     5.8     Treasurer                                                 9
     5.9     Assistant Vice Presidents, Secretaries
             and Treasurers                                           10
     5.10    Powers and Duties                                        10

ARTICLE VI - CERTIFICATES OF STOCK AND
             SHAREHOLDERS OF RECORD

     6.1     Certificates for Shares                                  10
     6.2     Signatures                                               10
     6.3     Lost or Destroyed Certificates                           10
     6.4     Transfer of Shares                                       10
     6.5     Record Date                                              11
     6.6     Registered Shareholders                                  11

ARTICLE VII - INDEMNIFICATION                                         11

ARTICLE VIII - GENERAL PROVISIONS

     8.1     Checks and Funds                                         12
     8.2     Fiscal Year                                              12
     8.3     Corporate Seal                                           12
     8.4     Books and Records                                        12
     8.5     Interpretation                                           12

ARTICLE IX - AMENDMENTS                                               13

                                     BYLAWS

                                       OF

                               HANDLEMAN COMPANY

                             a Michigan Corporation


                                   ARTICLE I
                                   ---------

                                    OFFICES
                                    -------

     1.1 Registered Office. The registered office of the corporation shall be located at 500 Kirts Boulevard, in the city of Troy, County of Oakland, and State of Michigan or such other place as may be designated as the registered office by the board of directors.

     1.2 Other Offices. The corporation may also have offices or branches at such other places, both within and without the State of Michigan, as the board of directors may from time to time determine or as the business of corporation may require.


                                   ARTICLE II
                                   ----------

                            MEETINGS OF SHAREHOLDERS
                            ------------------------

     2.1 Time and Place. All meetings of the shareholders shall be held at the registered office of the corporation, or at such other place either within the State of Michigan as shall be designated from time to time by the board of directors and stated in the notice of the meeting.

     2.2 Annual Meetings. Annual meetings of shareholders shall be held on the first Wednesday of every September of each fiscal year of the corporation if not a legal holiday in the state in which the meeting shall be held, and if a legal holiday, then on the next secular day following, at such time as determined by the board of directors, or at such other date and time as shall be designated from time to time by the board of directors and stated in the notice of the meeting. At the annual meeting, the shareholders shall elect directors and transact such other business as may properly be brought before the meeting. If the annual meeting is not held on the date designated therefor, the board of directors shall cause the meeting to be held as soon thereafter as convenient.

     2.3 Special Meetings. Special meetings of the shareholders, for any purpose, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the chairman of the board or president, or a majority of the board of directors, or at the request in writing of the holders of not less than a majority of all the shares entitled to vote at a meeting.

     2.4 List of Shareholders. The officer or agent who has charge of the stock ledger or stock transfer books for shares of the corporation shall make and certify a complete list of the shareholders entitled to vote at a shareholders' meeting, or any adjournment thereof. The list shall be arranged in alphabetical order with each class and series and show the address of each shareholder and the number of shares registered in the name of each shareholder. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any shareholder who is present.

     2.5 Notice of Meeting. Except as may be provided by statute, written notice of an annual or special meeting of shareholders stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting, to each shareholder of record entitled to vote at such meeting.

     2.6 Quorum; Adjournment. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise expressly required by statute or by the Articles of Incorporation. All shareholders present in person or represented by proxy at such meeting may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum. Whether or not a quorum is present, a majority of the shareholders entitled to vote thereat shall nevertheless have power to adjourn the meeting from time to time and to another place, without notice other than announcement at the meeting, until a quorum shall be present or represented, any business may be transacted at the meeting as originally notified. If the adjournment is for more than sixty (60) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting.

     2.7 Voting. When an action other than the election of directors is to be taken by vote of the shareholders, it shall be authorized by a majority of the votes cast by the holders of shares entitled to vote at such meeting, unless a greater plurality is required by express requirement of the statutes or of the Articles of Incorporation. Except as otherwise expressly required by the Articles of Incorporation, directors shall be elected by a plurality of the votes cast at an election.

     2.8 Proxies. Each shareholder shall at every meeting of the shareholders be entitled to one (1) vote in person or by proxy for each share of the capital stock having voting power held by such shareholder except as otherwise expressly required in the Articles of Incorporation. A vote may be cast either orally or in writing. Each proxy shall be in writing and signed by the shareholder or the shareholder's authorized agent or representative. A proxy is not valid after the expiration of three (3) years after its date unless otherwise provided in the proxy. All questions regarding the qualification of voters, the validity or proxies and the acceptance or rejection of votes shall be decided by the presiding officer of the meeting.

     2.9 Questions Concerning Elections. The board of directors may, in advance of the meeting, or the presiding officer may, at the meeting, appoint one or more inspectors to act at a shareholders' meeting. If appointed, the inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine challenges and questions arising in connection with the right to vote, count and tabulate votes, ballots or consents, determine the result, and shall do such acts as are proper to conduct the election or vote with fairness to all shareholders.

     2.10 Waiver of Notice. Attendance of a person at a meeting of shareholders in person or by proxy constitutes a waiver of notice of the meeting except where the shareholder attends a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting was not lawfully called or convened.

     2.11 Telephonic Attendance. Shareholders and proxy holders may participate in any meeting of shareholders by means of a conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other and all participants are advised of the communications equipment and names of the participants in the conference. Participation in a meeting pursuant to this Section 2.11 shall be considered attendance in person at such meeting.


                                  ARTICLE III
                                  -----------

                                   DIRECTORS
                                   ---------

     3.1 Governance. The business and affairs of the corporation shall be managed by or under the direction of its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders.

     3.2 Number, Election and Term. The number of directors which shall constitute the whole board of directors shall be not less than three (3). The number of directors shall be determined from time to time by resolution of the board of directors. The directors shall be elected at the annual meeting of shareholders for a term of three (3) years except as provided in Article IX of the Articles of Incorporation and in Section 3.4 of these Bylaws and each director shall hold office until his or her successor is elected and qualified.

     3.3 Nominations for Director. Except as otherwise set forth in these Bylaws, only persons who are nominated in accordance with the procedures set forth in this Section 3.3 shall be eligible for election as directors. Nominations of persons for election to the board of directors of the corporation may be made at a meeting of shareholders by or at the direction of the board of directors or by any shareholder of the corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 3.3. Such nominations, other than those made by or at the direction of the board of directors, shall be made pursuant to timely notice in writing to the secretary of the corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the corporation not less than one hundred eighty (180) days before the meeting of shareholders or scheduled date for the annual meeting of shareholders determined in accordance with these Bylaws. Such shareholder's notice shall set forth (a) as to each person whom the shareholder proposes to nominate for election or re-election as a director, (1) the name, age, business, address and residence address of such person, (2) the principal occupation or employment of such person, (3) the class and number of shares of the corporation which are beneficially owned by such person and (4) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including each such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the shareholder giving the notice (1) the name and address, as they appear on the corporation's books, of such shareholder and (2) the class and number of shares of the corporation which are beneficially owned by such shareholder. At the request of the board of directors, any person nominated by the board of directors for election as a director shall furnish to the secretary that information required to be set forth in a shareholder's notice of nomination which pertains to the nominee. The presiding officer of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by these Bylaws, and if the presiding officer should so determine, the presiding officer shall so declare to the meeting and the defective nominations shall be disregarded.

     3.4 Vacancies. During the intervals between annual meetings of shareholders, any vacancy occurring in the board of directors caused by resignation, removal, death or other incapacity and any newly created directorships resulting from an increase in the number of directors shall be filled by a majority vote of the directors then in office, whether or not a quorum. Each director chosen to fill a vacancy shall hold office for the unexpired term in respect of which vacancy occurred. Each director chosen to fill a newly created directorship shall hold office until the next election of the class for which such director shall have been chosen. When the number of directors is changed, any newly created directorships shall be so apportioned among the classes as to make all classes as nearly equal in number as possible.

     3.5 Place of Meetings. The board of directors may hold meetings, both regular and special, either within or without the State of Michigan. Unless otherwise restricted by the Articles of Incorporation, members of the board of directors, or any committee designated by the board, may participate in a meeting of the board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participating in the meeting pursuant to this section shall constitute presence in person at such meeting.

     3.6 Annual Meetings. The first meeting of each newly elected board of directors shall be held promptly following the annual meeting of shareholders. No notice of such meeting shall be necessary to the newly elected directors in order to legally constitute the meeting, provided a quorum shall be present. In the event such meeting is not so held, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors.

     3.7 Regular Meetings. Regular meetings of the board of directors or board committees may be held upon twenty-four (24) hour notice either personally, by telephone, telegram or telecopy, or as otherwise provided in Section 4.1 hereof, at such time and at such place as shall from time to time be determined by the board of directors or committee or by the chairman of the board or president. Any notice given of a regular meeting need not specify the business to be transacted or the purpose of the meeting.

     3.8 Special Meetings. Special meetings of the board of directors or board committees may be called by the chairman of the board of directors or board committees may be called by the chairman of the board or president on two (2) days' notice to each director or committee member, as the case may be, by mail or twenty-four (24) hours' notice either personally, by telephone, telegram or telecopy; or as otherwise provided in Section 4.1 hereof, special meetings shall be called by the chairman of the board or president in like manner and on like notice on the written request of two (2) directors. The notice need not specify the business to be transacted or the purpose of the special meeting. The notice shall specify the place of the special meeting.

     3.9 Quorum. At all meetings of the board or a committee thereof, a majority of the directors then in office or members of such committee, but not less than two (2) (if there are at least two (2) members of the board or such committee) shall constitute a quorum for the transaction of business. The act of a majority of the members present at any meeting at which there is a quorum shall be the act of the board of directors or the committee, unless the vote of a large number is specifically required by statute, by the Articles of Incorporation, or by these Bylaws. If a quorum shall not be present at any meeting of the board of directors or a committee, the members present thereat may adjourn the meeting from time to time and to another place without notice other than announcement at the meeting, until a quorum shall be present.

     3.10 Action by Written Consent. Unless otherwise provided by the Articles of Incorporation, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if, before or after the action, all members of the board or committee consent thereto in writing. The written consents shall be filed with the minutes of proceedings of the board or committee. Such consents shall have the same effect as a vote of the board or committee for all purposes.

     3.11 Committees.  The board of directors may, by resolution, designate one
(1) or more committees, each committee to consist of one (1) or more of the directors of the corporation. The board may designate one (1) or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the board to act at the meeting in place of such absent or disqualified member. Any such committee, to the extent provided in the resolution of the board, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation; provided, however, such a committee shall not have the power or authority to:

          (a)  Amend the Articles of Incorporation.

          (b)  Adopt an agreement of merger or consolidation.

          (c) Recommend to shareholders the sale, lease or exchange of all, or substantially all, of the corporation's property and assets.

          (d) Recommend to shareholders a dissolution of the corporation or a revocation of a dissolution.

          (e)  Amend the Bylaws of the corporation.

          (f)  Fill vacancies in the board.

          (g) Unless the resolution designating the committee or a later board of directors resolution expressly so provides, declare a distribution or dividend or authorize the issuance of stock.

Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors. A committee, and each member thereof, shall serve at the pleasure of the board.

     3.12 Executive Committee. The board of directors shall have an Executive Committee. Between meetings of the board of directors, the Executive Committee shall have and may exercise all of the powers and authority of the board of directors in the management of the business and affairs of the corporation, except as provided in Section 3.11 above. The Executive Committee's exercise of its powers and authority shall be consistent with any directions as to the conduct of the corporation's affairs which the board of directors may provide. The Executive Committee shall report its actions to the board of directors at the board meeting following the Executive Committee meeting at which the action is taken.

     3.13 Audit Committee. The board of directors shall have an Audit Committee. The Audit Committee's duties shall be:

          (a) Recommending to the board of directors the retaining or discharging of the independent auditor.

          (b) Reviewing the arrangements and scope of the audit and non-audit engagements and the compensation of the independent auditor.

          (c) Reviewing with the independent auditor and the corporation's chief financial officer the adequacy of the corporation's internal accounting controls.

          (d) Reviewing with the independent auditor and management the results of the audit and financial statement presentation.

          (e) Meeting at least twice a year with the corporation's financial and accounting staff to review internal accounting and auditing procedures.

          (f) Directing investigations by the independent auditor and/or the internal audit staff into any matter related to the corporation's business or affairs.

          (g) Recommending to the board the policies which the board should adopt and actions the board should take to prevent any payments constituting an unlawful and improper use of the corporation's funds.

          (h) Inquiring concerning deviations from the corporation's code of business conduct and periodically reviewing that code.

          (i) Reviewing annually the public release of the financial information for the year ended.

          (j)  Reviewing the scope and results of pension audit.

          (k) Meeting with the corporation's chief internal auditor at any time deemed appropriate by the Audit Committee.

          (l) Performing any other functions assigned to the Audit Committee by the board of directors.

     3.14 Compensation and Stock Option Committee. The board of directors shall have a Compensation and Stock Option Committee. The duties of the Compensation and Stock Option Committee shall be:

          (a) Recommending to the board of directors compensation arrangements for senior management and directors.

          (b) Recommending to the board of directors compensation plans in which officers or directors are eligible to participate.

          (c)  Granting options under the corporation's stock option plans.

          (d)  Such other functions as are assigned by the board of directors.

     3.15 Nominating Committee. The board of directors shall have a Nominating Committee. The Nominating Committee shall (a) recommend to the shareholders nominees for election as directors; (b) consider nominees for directors recommended by the shareholders; and (c) establish procedures to be followed by shareholders in submitting such recommendations. Unless a specific Nominating Committee is appointed, the board of directors shall serve as the Nominating Committee.

     3.16 Committee Minutes. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

     3.17 Compensation. The board by affirmative vote of a majority of directors in office and irrespective of any personal interest of any of them, may establish reasonable compensation of directors for services to the corporation as directors, officers or members of a committee. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     3.18 Resignation. A director may resign by written notice to the corporation. The resignation is effective upon its receipt by the corporation or a subsequent time as set forth in the notice of resignation.

     3.19 Waiver of Notice. Attendance of a director at a meeting constitutes a waiver of notice of the meeting except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     3.20 Chairman of the Board. The board of directors may elect from the membership of the board of directors a chairman of the board, who shall not be an officer or employee of the corporation. The chairman of the board shall preside at all meetings of the shareholders and the board of directors.

                                  ARTICLE IV
                                  ----------

                                    NOTICES
                                    -------

     4.1 Delivery of Notices. All written notices to shareholders, directors and board committee members shall be given personally or by mail (registered, certified or other first class mail, with postage pre-paid), addressed to such person at the address designated by him or her for that purpose or, if none is designated, at his or her last known address. Written notices to directors or board committee members may also be delivered at his or her office on the corporation's premises, if any, or by overnight carrier, telegram, telex, telecopy, radiogram, cablegram, facsimile, computer transmission or similar form of communication, addressed to the address referred to in the preceding sentence. Notices given pursuant to this Section 4.1 shall be deemed to be given when dispatched, or, if mailed, when deposited in a post office or official depository under the exclusive care and custody of the United States postal service. Notices given by overnight carrier shall be deemed "dispatched" at 9:00 a.m. on the day the overnight carrier is reasonably requested to deliver the notice. The corporation shall have no duty to change the written address of any director, board committee member or shareholder unless the secretary receives written notice of such address change.

     4.2 Waiver of Notice. Action may be taken without a required notice and without lapse of a prescribed period of time, if at any time before or after the action is completed, the person entitled to notice or to participate in the action to be taken or, in the case of a shareholder, his or her attorney-in-fact, submits a signed waiver of the requirements, or if such requirements are waived in such other manner permitted by applicable law. Neither the business to be transacted at, nor the purpose of, the meeting need be specified in the written waiver of notice. Attendance at any shareholders' meeting (in person or by proxy) will result in both of the following:

               (a) Waiver of objection to lack of notice or defective notice of the meeting, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting.

               (b) Waiver of objection to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, unless the shareholder objects to considering the matter when it is presented.


                                   ARTICLE V
                                   ---------

                                   OFFICERS
                                   --------

     5.1 Officers and Agents. The officers of the corporation shall be chosen by the board of directors at its first meeting after each annual meeting of shareholders and shall be a president, a secretary and a treasurer. The board of directors may also create and fill the offices of one or more executive vice presidents, senior vice presidents, vice presidents, assistant vice presidents, assistant secretaries and assistant treasurers. Any number of offices may be held by the same person.

     5.2 Other Officers. The board of directors may from time to time elect or appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

     5.3 Compensation. The salaries of all officers of the corporation shall be fixed by the board of directors.

     5.4 Term. The officers of the corporation shall hold office at the pleasure of the board of directors. Any officer elected or appointed by the board of directors may be removed at any time by the board of directors with or without cause. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the board of directors. An officer may resign by written notice to the corporation. The resignation is effective upon its receipt by the corporation or at a subsequent time specified in the notice of resignation.

     5.5 President. Unless otherwise provided by resolution of the board of directors, the president shall be the chief executive officer of the corporation and shall have general and active management of the business and affairs of the corporation and see that all orders and resolutions of the board of directors are carried into effect. The president shall have the general power and duties of supervision, control and management usually vested in the office of the chief executive officer of a corporation. In the absence or non-election of a chairman of the board, the president shall preside at all meetings of the board of directors and shareholders. The president may delegate to the other officers such of his or her authority and duties at such time and in such manner as he or she deems advisable.

     5.6 Executive Vice Presidents and Presidents, Senior Vice Presidents and Vice Presidents. The executive vice presidents, senior vice presidents and vice presidents shall act under the direction of the president. They shall perform such other duties and have such other powers as the president or the board of directors may from time to time prescribe. The board of directors may designate one or more executive or senior vice presidents or may otherwise specify the order of seniority of the vice presidents.

     5.7 Secretary. The secretary shall act under the direction of the president. The secretary shall attend all meetings of the board of directors and all meetings of the shareholders and record the proceedings. The secretary shall perform like duties for the standing committees when required. The secretary shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the president or the board of directors. The secretary shall keep in safe custody the seal of the corporation and, when authorized by the president or the board of directors, cause it to be affixed to any instrument requiring it.

     5.8 Treasurer. The treasurer shall act under the direction of the president. The treasurer shall have custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors. The treasurer shall disburse the funds of the corporation as may be ordered by the president or the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his or her transactions as treasurer and of the financial condition of the corporation. The treasurer may affix or cause to be affixed the seal of the corporation to documents so requiring the seal.

     5.9 Assistant Vice Presidents, Secretaries and Treasurers. The assistant vice president, assistant secretary and assistant treasurer, if any, shall act under the direction of the president and the officer they assist. In the order of their seniority the assistant secretaries shall, in the absence or disability of the secretary, perform the duties and exercise the authority of the secretary. In the order of their seniority the assistant treasurers shall, in the absence or disability of the treasurer, perform the duties and exercise the authority of the treasurer.

     5.10 Powers and Duties. To the extent the powers and duties of the several officers are not provided from time to time by these Bylaws or resolution or other directive of the board of directors or by the president (with respect to other officers), the officers shall have all powers and shall discharge the duties customarily and usually held and performed by like officers of the corporations similar in organization and business purposes to this corporation.



                                  ARTICLE VI
                                  ----------

                             CERTIFICATES OF STOCK
                          AND SHAREHOLDERS OF RECORD
                          --------------------------

     6.1 Certificates for Shares. The shares of stock of the corporation shall be represented by certificates signed by, or in the name of the corporation by the president or a vice president, and by the treasurer, assistant treasurer, secretary or assistant secretary of the corporation. Each holder of stock in the corporation shall be entitled to have such a certificate certifying the number of shares owned by such holder in the corporation.

     6.2 Signatures. Any of or all the signatures on the certificate may be a facsimile if the certificate is countersigned by a transfer agent or registered by a registrar other than the corporation itself or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer at the date of issue. The seal of the corporation or a facsimile thereof may, but need not, be affixed to the certificates of stock.

     6.3 Lost or Destroyed Certificates. The board of directors may direct a new certificate for shares to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate, or such owner's legal representative, to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

     6.4 Transfer of Shares. Shares of the corporation are transferable only on the corporation's stock transfer books upon surrender to the corporation or its transfer agent of a certificate for the shares, duly endorsed for transfer, and the presentation of such evidence of ownership and validity of the transfer as the corporation requires.

     6.5 Record Date. In order that the corporation may determine the shareholders entitled to notice of, or to vote at, any meeting of shareholders or any adjournment thereof, or to express consent to, or to dissent from, a proposal without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or for the purpose of any other action, the board of directors may fix, in advance, a date as a record date, which shall not be more than sixty (60) days prior to any other action.

     If no record date is fixed:

          (a) The record date for determining the shareholders of record entitled to notice of, or to vote at, a meeting of shareholders shall be at the close of business on the day on which notice is given, or, if no notice is given, at the close of business on the day next preceding the day on which the meeting is held;

          (b) If prior action by the board of directors is not required with respect to the corporate action to be taken without a meeting, the record date for determining shareholders entitled to express consent to, or dissent from, a proposal without a meeting, shall be the first date on which a signed written consent is properly delivered to the corporation; and

          (c) the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the board of directors adopts the resolution relating thereto.

A determination of shareholders of record entitled to notice or to vote at a meeting of shareholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

Only shareholders of record on the record date shall be entitled to notice of, or to participate in, the action relating to the record date, notwithstanding any transfer of shares on the corporation's books after the record date. This
Section 6.5 shall not affect the rights of a shareholder and the shareholder's transferor or transferee as between themselves.

     6.6 Registered Shareholders. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares for all purposes, including voting and dividends, and shall not be bound to recognize any equitable or other claim to interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Michigan.



                                  ARTICLE VII
                                  -----------

                                INDEMNIFICATION
                                ---------------

     The corporation shall, to the fullest extent authorized or permitted by the Michigan Business Corporation Act, (a) indemnify any person, and his or her heirs, executors, administrators and legal representatives, who was, is, or is threatened to be made, a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was a director, officer, partner, trustee, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation (including a subsidiary corporation), limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise, whether or not for profit, or by reason of anything done by such person in such capacity (collectively, "Covered Matters"); and (b) pay or reimburse the reasonable expenses incurred by such person and his or her heirs, executors, administrators and legal representatives in connection with any Covered Matter in advance of final disposition of such Covered Matter. The corporation may provide such other indemnification to directors, officers, employees and agents by insurance, contract or otherwise as is permitted by law and authorized by the Board of Directors.



                                 ARTICLE VIII
                                 ------------

                              GENERAL PROVISIONS
                              ------------------

     8.1 Checks and Funds. All checks, drafts or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the board of directors may from time to time designate.

     8.2 Fiscal Year. The fiscal year of the corporation shall end on the last Saturday of April of each year or such other date as shall be fixed from time to time by resolution of the board of directors.

     8.3 Corporate Seal. The board of directors may adopt a corporate seal for the corporation. The corporate seal shall have inscribed thereon the name of the corporation and the words "Corporate Seal, Michigan". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

     8.4 Books and Records. The corporation shall keep within or without the State of Michigan books and records of account and minutes of the proceedings of its shareholders, board of directors and committees, if any. The corporation shall keep at its registered office or at the office of its transfer agent within or without the State of Michigan records containing the names and addresses of all shareholders, the number, class and series of shares held by each and the dates when they respectively became holders of record thereof. Any of such books, records or minutes may be in written form or in any other form capable of being converted into written form within a reasonable time.

     8.5 Interpretation. These Bylaws shall govern the internal affairs of the corporation to the extent they are consistent with law and the Articles of Incorporation. Nothing contained in the Bylaws shall, however, prevent the imposition by contract of greater voting, notice or other requirements than those set forth in these Bylaws.

                                  ARTICLE IX
                                  ----------

                                  AMENDMENTS
                                  ----------

     The Bylaws may be amended or repealed, or new Bylaws may be adopted, by action of either the shareholders (subject to the provisions and limitations of Article XI of the Articles of Incorporation) or the board of directors. The shareholders may from time to time specify particular provisions of the Bylaws which shall not be altered or repealed by the board of directors.