Form 10-Q
period 1996-07-27
HANDLEMAN CO /MI/
filed 1996-09-10
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the 1st quarter ended July 27, 1996            Commission File Number 1-7923



                               HANDLEMAN COMPANY
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           MICHIGAN                                      38-1242806
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 500 KIRTS BOULEVARD,
    TROY, MICHIGAN             48084-4142          Area Code 810 362-4400
- ----------------------        ------------    ---------------------------------
(Address of principal          (Zip code)      (Registrant's telephone number)
 executive offices)



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.



                                 YES   X    NO
                                    ------    ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                      DATE               SHARES OUTSTANDING
- -----------------------------    -----------------      ----------------------
Common Stock - $.01 Par Value    September 6, 1996            33,495,836

                           HANDLEMAN COMPANY





                                 INDEX


                                                             PAGE NUMBER
                                                             -----------
PART I - FINANCIAL INFORMATION

       Consolidated Statement of Operations . . . . . . . . .     1

       Consolidated Balance Sheet . . . . . . . . . . . . . .     2

       Consolidated Statement of Shareholders' Equity . . . .     3

       Consolidated Statement of Cash Flows . . . . . . . . .     4

       Notes to Consolidated Financial Statements . . . . . .     5

       Management's Discussion and Analysis of Operations . .   6 - 7


PART II - OTHER INFORMATION AND SIGNATURES  . . . . . . . . .     8

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                                               Three Months Ended
                                                          -----------------------------
                                                            July 27,         July 29,
                                                              1996             1995
                                                          ------------     ------------
Net sales                                                    $225,026         $230,789


Direct product costs                                          174,297          178,231
                                                          ------------     ------------
   Gross profit                                                50,729           52,558

Selling, general and
   administrative expenses                                     58,734           57,247

Amortization of acquisition costs                               1,900            2,120

Interest expense, net                                           2,721            3,022
                                                          ------------     ------------
   Loss before income taxes                                   (12,626)          (9,831)


Income tax benefit                                              4,445            3,362
                                                          ------------     ------------
   Net loss                                                   ($8,181)         ($6,469)
                                                          ============     ============

Loss per average common share
   outstanding during the period                               ($0.24)          ($0.19)
                                                          ============     ============

Average number of shares
   outstanding during the period                               33,497           33,567
                                                          ============     ============

Dividends per share                                                --            $0.11
                                                          ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                                       HANDLEMAN COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)
                           (amounts in thousands except share data)

                                                                  July 27,       April 27,
                                                                    1996            1996
                                                                 ----------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $7,711        $19,936
    Accounts receivable, less allowance of $21,953 at
      July 27, 1996 and $22,141 at April 27, 1996 for
      gross profit impact of estimated future returns                238,336        257,828
    Merchandise inventories                                          210,860        212,700
    Other current assets                                              14,010         19,349
                                                                 ------------   ------------
                    Total current assets                             470,917        509,813
                                                                 ------------   ------------
Property and equipment:
    Land                                                               4,867          4,877
    Buildings and improvements                                        31,876         31,793
    Display fixtures                                                 112,224        112,207
    Equipment, furniture and other                                    60,516         59,447
    Leasehold improvements                                             1,539          1,536
                                                                 ------------   ------------
                                                                     211,022        209,860
    Less accumulated depreciation and amortization                   105,321         98,505
                                                                 ------------   ------------
                                                                     105,701        111,355
                                                                 ------------   ------------
Other assets, net of allowances                                       70,829         72,746
                                                                 ------------   ------------
                    Total assets                                    $647,447       $693,914
                                                                 ============   ============
LIABILITIES
Current liabilities:
    Accounts payable                                                $183,382       $223,023
    Accrued and other liabilities                                     35,043         41,461
                                                                 ------------   ------------
                    Total current liabilities                        218,425        264,484
                                                                 ------------   ------------
Debt, non-current                                                    151,600        143,600
Deferred income taxes                                                  6,299          6,270

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                               --             --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 33,496,000 and 33,498,000 shares issued at
    July 27, 1996 and April 27, 1996, respectively                       335            335
Paid-in capital                                                       32,072         32,089
Foreign currency translation adjustment and other                     (7,816)        (7,577)
Retained earnings                                                    246,532        254,713
                                                                 ------------   ------------
                    Total shareholders' equity                       271,123        279,560
                                                                 ------------   ------------
                    Total liabilities and shareholders' equity      $647,447       $693,914
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

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                            Three Months Ended July 27, 1996
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                  Currency
                        ------------------              Translation                   Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital    and Other     Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
April 27, 1996           33,498       $335    $32,089       ($7,577)   $254,713        $279,560

Net loss                                                                 (8,181)         (8,181)

Forfeitures of common
 stock related to
 employee benefit plans      (2)        --        (17)           17                          --

Adjustment for foreign
 currency translation                                          (256)                       (256)
                        -------   --------   --------   -----------   ---------   -------------
July 27, 1996            33,496       $335    $32,072       ($7,816)   $246,532        $271,123
                        =======   ========   ========   ===========   =========   =============


The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (amounts in thousands)

                                                                   Three Months Ended
                                                               ---------------------------
                                                               July 27,          July 29,
                                                                 1996              1995
                                                               ---------        ----------
Cash flows from operating activities:

     Net loss                                                    ($8,181)         ($6,469)
                                                               ---------        ---------
     Adjustments to reconcile net loss to net
        cash used by operating activities:

        Depreciation                                               7,422            7,230
        Amortization of acquisition costs                          1,900            2,120
        Recoupment of license advances                             1,486              629

        (Increase) decrease in assets:

          Accounts receivable                                     19,492            6,910
          Merchandise inventories                                  1,840           (2,328)
          Other current assets                                     5,339              162
          Other assets, net of allowances                            791             (314)

        Increase (decrease) in liabilities:

          Accounts payable                                       (39,641)         (31,920)
          Accrued and other liabilities                           (6,418)          (8,095)
          Deferred income taxes                                       29                3
                                                               ---------        ---------
          Total adjustments                                       (7,760)         (25,603)
                                                               ---------        ---------

             Net cash used by operating activities               (15,941)         (32,072)
                                                               ---------        ---------
Cash flows from investing activities:
     Additions to property and equipment                          (3,562)          (4,072)
     Retirements of property and equipment                         1,590            1,078
     License advances                                             (2,056)          (3,161)
                                                               ---------        ---------
             Net cash used by investing activities                (4,028)          (6,155)
                                                               ---------        ---------
Cash flows from financing activities:
     Issuances of debt                                           229,211          470,900
     Repayments of debt                                         (221,211)        (447,600)
     Cash dividends                                                    0           (3,696)
     Other changes in shareholders' equity, net                     (256)             (22)
                                                               ---------        ---------

             Net cash provided from financing activities           7,744           19,582
                                                               ---------        ---------

             Net decrease in cash and cash equivalents           (12,225)         (18,645)

             Cash and cash equivalents at beginning
                of period                                         19,936           24,392

             Cash and cash equivalents at end of               ---------        ---------
                period                                            $7,711           $5,747
                                                               =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjust-ments necessary to present fairly the financial position of the Company as of July 27, 1996, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended July 27, 1996 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 27, 1996 is derived from the audited consolidated financial statements of the Company included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 27, 1996.

                               HANDLEMAN COMPANY
                               -----------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Net sales for the first quarter ended July 27, 1996 decreased 3% to $225.0 million, from $230.8 million for the first quarter of last year. Net loss for the quarter ended July 27, 1996 was $8.2 million or a loss of $.24 per share, compared to a net loss of $6.5 million or a loss of $.19 per share for the first quarter ended July 29, 1995.

The Company has three operating units: Handleman Entertainment Resources (formerly referred to as the Core Rackjobbing division), North Coast Entertainment and International. Handleman Entertainment Resources (H.E.R.) had net sales of $182.9 million for the first quarter of this year, compared to $200.5 million for the first quarter of last year, a decrease of 9%. Within H.E.R., music sales were $118.9 million for the first quarter of this year, compared to $120.4 million for the first quarter of last year, a decrease of 1%. H.E.R.'s video sales were $41.6 million for the first quarter of this year, a decrease of 22% from $53.4 million for the comparable quarter last year. The decreases in music and video sales were primarily attributable to the absence in the first quarter this year of certain non-recurring promotions shipped in the first quarter of last year.

H.E.R.'s book sales were $14.7 million for the first quarter of fiscal 1997, compared to $13.6 million for the first quarter of fiscal 1996, an increase of 8%. The increase in book sales resulted from increased shipments to, and lower returns from, a key customer. H.E.R.'s personal computer software sales were $7.7 million this year, compared to $13.1 million last year, a decrease of 41%. The reduction in personal computer software sales resulted from lower shipments and a higher return percentage due to the focus on realigning store inventories with certain key customers to more closely mirror retail selling patterns. In addition, personal computer software sales in the first quarter of last year benefitted from expansion of the product line with a major customer.

North Coast Entertainment, Inc. (NCE) includes the Company's proprietary product operations -- licensed music, video and personal computer software products. NCE had net sales of $26.5 million for the first quarter of fiscal 1997, compared to $21.0 million for the first quarter of last year, an increase of 26%. Net sales for the first quarter of last year exclude sales of NCE's Entertainment Zone subsidiary, which was closed during fiscal 1996. The sales increase was generated predominantly by the distribution of recently acquired product in new promotions by the Madacy subsidiary, introduction of new products and expansion of the customer base at the Sofsource unit, and a reduction in customer returns.

The International division had net sales of $21.8 million for the first quarter of fiscal 1997, compared to $12.1 million for the first quarter of fiscal 1996, an increase of 80%. International includes rackjobbing operations in Canada, Mexico, Brazil and Argentina. The increase in International sales was primarily attributable to the addition of a new customer to the account base in Mexico, as well as the commencement of operations in Brazil and Argentina.

The consolidated gross profit margin percentage for the first quarter of this year was 22.5%, compared to 22.8% for the first quarter of last year. The decrease in gross profit margin percentage was chiefly the result of a higher level of H.E.R. discounted sales, partially offset by improved margins at both NCE and International.

Selling, general and administrative ("SG&A") expenses were $58.7 million (26.1% of net sales) for the first quarter of this year, compared to $57.2 million (24.8% of net sales) for the first quarter of last year. The increase in SG&A expenses as a percentage of net sales was principally caused by the effect of the relationship of fixed costs on the lower sales level, additional costs resulting from the transition to the Midwest automated distribution center ("ADC") and consulting costs incurred to reduce operating expenses and improve gross margin.

The Company's first fiscal quarter is traditionally its weakest quarter. The Company has historically generated the predominant share of its earnings in subsequent fiscal quarters.

Accounts receivable decreased to $238.3 million at July 27, 1996 from $257.8 million at April 27, 1996. The decrease in accounts receivable primarily resulted from the lower sales volume during the first quarter of fiscal 1997, compared to the fourth quarter of fiscal 1996.

Accounts payable at July 27, 1996 was $183.4 million compared to $223.0 million at April 27, 1996. The decrease in accounts payable was primarily attributable to increased payments and lower inventory purchases in the first quarter of fiscal 1997, compared to the fourth quarter of fiscal 1996.

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



DATE:       September 9, 1996                BY:    /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:       September 9, 1996                BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                        RICHARD J. MORRIS
                                                 Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary