Form 10-Q
period 1996-10-26
HANDLEMAN CO /MI/
filed 1996-12-10
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the 2nd quarter ended October 26, 1996        Commission File Number 1-7923


                               HANDLEMAN COMPANY
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MICHIGAN                                        38-1242806
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



500 KIRTS BOULEVARD, TROY, MICHIGAN  48084-4142      Area Code 810 362-4400
-----------------------------------  ----------  -----------------------------
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



                                 YES  X     NO
                                    ------    ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                          DATE               SHARES OUTSTANDING
--------------------------------    ------------------        ------------------
Common Stock - $.01 Par Value        November 29, 1996            33,478,950

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



                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                            Three Months Ended                  Six Months Ended
                                       ---------------------------         ---------------------------
                                       October 26,    October 28,          October 26,    October 28,
                                          1996           1995                 1996           1995
                                       ------------   ------------         ------------   ------------
Net sales                                 $347,080       $295,170             $572,106       $525,959

Direct product costs                       268,749        224,091              443,046        402,322
                                       ------------   ------------         ------------   ------------
   Gross profit                             78,331         71,079              129,060        123,637

Selling, general and
   administrative expenses                  62,363         60,526              121,097        117,773

Amortization of acquisition
   costs                                     1,472          2,038                3,372          4,158

Interest expense, net                        2,970          3,464                5,691          6,486
                                       ------------   ------------         ------------   ------------
   Income (loss) before income
      taxes                                 11,526          5,051               (1,100)        (4,780)

Income tax expense (benefit)                 4,704          1,686                  259         (1,676)
                                       ------------   ------------         ------------   ------------

   Net income (loss)                        $6,822         $3,365              ($1,359)       ($3,104)
                                       ============   ============         ============   ============

Earnings (loss) per average
   common share outstanding
   during the period                         $0.20          $0.10               ($0.04)        ($0.09)
                                       ============   ============         ============   ============

Average number of shares
   outstanding during the period            33,495         33,589               33,496         33,578
                                       ============   ============         ============   ============

Dividends per share                             --          $0.11                   --          $0.22
                                       ============   ============         ============   ============


The accompanying notes are an integral part of the consolidated financial statements.


                                       HANDLEMAN COMPANY
                                  CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)
                           (amounts in thousands except share data)


                                                                     October 26,       April 27,
                                                                        1996             1996
                                                                     ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $9,779          $19,936
    Accounts receivable, less allowance of $26,375 at
      October 26, 1996 and $22,141 at April 27, 1996 for
      gross profit impact of estimated future returns                    347,513          257,828
    Merchandise inventories                                              213,803          212,700
    Other current assets                                                   6,523           19,349
                                                                     ------------     ------------
                    Total current assets                                 577,618          509,813
                                                                     ------------     ------------
Property and equipment:
    Land                                                                   4,888            4,877
    Buildings and improvements                                            31,821           31,793
    Display fixtures                                                     115,999          112,207
    Equipment, furniture and other                                        63,365           59,447
    Leasehold improvements                                                 1,632            1,536
                                                                     ------------     ------------
                                                                         217,705          209,860
    Less accumulated depreciation and amortization                       112,371           98,505
                                                                     ------------     ------------
                                                                         105,334          111,355
                                                                     ------------     ------------
Other assets, net of allowances                                           71,579           72,746
                                                                     ------------     ------------
                    Total assets                                        $754,531         $693,914
                                                                     ============     ============
LIABILITIES
Current liabilities:
    Accounts payable                                                    $271,878         $223,023
    Accrued and other liabilities                                         41,919           41,461
                                                                     ------------     ------------
                    Total current liabilities                            313,797          264,484
                                                                     ------------     ------------
Debt, non-current                                                        156,387          143,600
Deferred income taxes                                                      6,406            6,270

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                   --               --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 33,493,000 and 33,498,000 shares issued at
    October 26, 1996 and April 27, 1996, respectively                        335              335
Paid-in capital                                                           32,038           32,089
Foreign currency translation adjustment and other                         (7,786)          (7,577)
Retained earnings                                                        253,354          254,713
                                                                     ------------     ------------
                    Total shareholders' equity                           277,941          279,560
                                                                     ------------     ------------
                    Total liabilities and shareholders' equity          $754,531         $693,914
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


                                       HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          (UNAUDITED)
                          (amounts in thousands except per share data)


                                           Six Months Ended October 26, 1996
                        -----------------------------------------------------------------------
                                                          Foreign
                           Common Stock                  Currency
                        ------------------              Translation                   Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital    and Other     Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
April 27, 1996          33,498       $335    $32,089       ($7,577)   $254,713        $279,560

Net loss                                                                (1,359)         (1,359)

Forfeitures of common
 stock related to
 employee benefit plans     (5)        --        (51)           51                          --

Adjustment for foreign
 currency translation                                         (260)                       (260)
                        -------   --------   --------   -----------   ---------   -------------
October 26, 1996        33,493       $335    $32,038       ($7,786)   $253,354        $277,941
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




                                  HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                               (amounts in thousands)

                                                               Six Months Ended
                                                        -----------------------------
                                                        October 26,      October 28,
                                                           1996             1995
                                                        ------------     ------------
Cash flows from operating activities:
     Net loss                                               ($1,359)         ($3,104)
                                                        ------------     ------------
     Adjustments to reconcile net loss to net
        cash used by operating activities:

        Depreciation                                         14,682           13,454
        Amortization of acquisition costs                     3,372            4,158
        Recoupment of license advances                        4,572            2,788

        (Increase) decrease in assets:

          Accounts receivable                               (89,685)         (90,896)
          Merchandise inventories                            (1,103)          18,924
          Other current assets                               12,826              138
          Other assets, net of allowances                      (677)          (2,043)

        Increase (decrease) in liabilities:

          Accounts payable                                   48,855           (1,662)
          Accrued and other liabilities                         458           (6,009)
          Deferred income taxes                                 136                1
                                                        ------------     ------------
          Total adjustments                                  (6,564)         (61,147)
                                                        ------------     ------------

             Net cash used by operating activities           (7,923)         (64,251)
                                                        ------------     ------------
Cash flows from investing activities:
     Additions to property and equipment                    (10,340)         (11,057)
     Retirements of property and equipment                    1,475           12,344
     License advances                                        (5,896)          (4,853)
                                                        ------------     ------------
             Net cash used by investing activities          (14,761)          (3,566)
                                                        ------------     ------------
Cash flows from financing activities:
     Issuances of debt                                      604,982        1,100,904
     Repayments of debt                                    (592,195)      (1,046,700)
     Cash dividends                                               0           (7,390)
     Other changes in shareholders' equity, net                (260)            (465)
                                                        ------------     ------------

             Net cash provided from financing activities     12,527           46,349
                                                        ------------     ------------

             Net decrease in cash and cash equivalents      (10,157)         (21,468)

             Cash and cash equivalents at beginning
                of period                                    19,936           24,392

             Cash and cash equivalents at end of        ------------     ------------
                period                                       $9,779           $2,924
                                                        ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                                   HANDLEMAN COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 26, 1996, and the results of operations for the three and six months then ended, and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended October 26, 1996 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 27, 1996 is derived from the audited consolidated financial statements of the Company included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 27, 1996.

                               HANDLEMAN COMPANY
                               -----------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Net sales for the second quarter ended October 26, 1996 increased 18% to $347.1 million, from $295.2 million for the second quarter ended October 28, 1995. Net income for the second quarter doubled to $6.8 million or $.20 per share, from net income of $3.4 million or $.10 per share for the second quarter of last year.

Net sales for the first six months of fiscal 1997 were $572.1 million, compared to $526.0 million for the first six months of fiscal 1996, an increase of 9%. The net loss for the first six months of this year was $(1.4) million or $(.04) per share, compared to a net loss of $(3.1) million or $(.09) per share for the comparable period last year, an improvement of $.05 per share.

The Company has three operating units: Handleman Entertainment Resources (H.E.R.), North Coast Entertainment (NCE) and International. H.E.R. had net sales of $284.4 million for the second quarter of this year, compared to $244.8 million for the comparable prior year period, an increase of 16%. The following discussion of H.E.R.'s sales is organized by product line: music, video, book and software.

Music sales were $163.9 million for the second quarter, compared to $147.3 million for the second quarter of last year, an increase of 11%. The increase in music sales was primarily attributable to improved sales to major customers driven by increased promotional activity. Music sales for the first six months of fiscal 1997 were $282.8 million, compared to $267.7 million for the first six months of last year, an increase of 6%. Compact disc ("CD") sales for the second quarter this year were $122.2 million or 75% of music sales, compared to $99.9 million or 68% of music sales for the second quarter last year. For the first six months of this year, CD sales were $213.4 million or 75% of music sales, compared to $183.4 million or 69% of music sales for the comparable six month period last year. According to the Recording Industry Association of America, music industry CD dollar sales reached 80% of total music revenues for the first six months of calendar 1996 versus 75% for the comparable prior year six month period.

Video sales were $97.6 million for the second quarter of this year, an increase of 40% from $69.6 million for the comparable quarter last year. The higher level of video sales was generated by increased sales of mega-hit releases (e.g., "Toy Story," "Twister") and a reduction in product returns from customers. Video sales for the first six months of this year were $139.2 million, compared to $123.0 million for the first six months of last year, an increase of 13%.

Book sales were $16.5 million for the second quarter of fiscal 1997, compared to $15.4 million for the second quarter of fiscal 1996, an increase of 7%. The increase in book sales principally resulted from new store openings with a major customer. Book sales for the first six months of fiscal 1997 were $31.2 million, compared to $29.0 million for the comparable six month period last year, an increase of 8%. Personal computer software sales were $6.4 million for the second quarter this year, compared to $12.5 million for the second quarter last year, a decrease of 49%. The reduction in personal computer software sales resulted from continued efforts to realign store inventories with certain key customers to more closely mirror retail selling patterns. In addition, personal computer software sales in the second quarter last year benefitted from the release of Microsoft's Windows 95. Personal computer software sales for the first six months of this year were $14.1 million, compared to $25.6 million for the comparable prior year period, a decrease of 45%.

NCE includes the Company's proprietary product operations -- licensed music, video and personal computer software products. NCE had net sales of $44.4 million for the second quarter of fiscal 1997, compared to $37.5 million for the second quarter last year, an increase of 18%. This increase was generated predominantly by sales of licensed personal computer software products. NCE had net sales of $70.9 million for the first six months this year, compared to $58.5 million for the comparable six month period last year, an increase of 21%. Net sales for the second quarter and first six months of last year exclude sales of NCE's Entertainment Zone subsidiary, which was closed during fiscal 1996.

International includes category management operations in Canada, Mexico, Brazil and Argentina. International had net sales of $30.1 million for the second quarter of fiscal 1997, compared to $18.3 million for the second quarter of fiscal 1996, an increase of 64%. The increase in International sales was driven by the addition of a new customer to the account base in Mexico and the commencement of operations in Brazil and Argentina. International net sales for the first six months of this year were $51.9 million, compared to $30.4 million for the first six months of last year, an increase of 71%.

The consolidated gross profit margin percentage for the second quarter of this year was 22.6%, compared to 24.1% for the second quarter last year. The decrease in the gross profit margin percentage was chiefly the result of reduced net proceeds from promotional activities within H.E.R. The consolidated gross profit margin percentage for the first six months of fiscal 1997 was 22.6%, compared to 23.5% for the first six months of fiscal 1996.

Selling, general and administrative ("SG&A") expenses were $62.4 million (18.0% of net sales) for the second quarter this year, compared to $60.5 million (20.5% of net sales) for the second quarter last year. The decrease in SG&A expenses as a percentage of net sales, which was attributable to H.E.R., resulted from benefits derived from implementation of certain cost control initiatives and a reduction in product returns from customers, as well as the effect of the relationship of fixed costs on the higher sales level. SG&A expenses for the first six months of fiscal 1997 were $121.1 million (21.2% of net sales), compared to $117.8 million (22.4% of net sales) for the comparable prior year period.

Interest expense for the second quarter and first six months of fiscal 1997 was $3.0 million and $5.7 million, respectively, compared to $3.5 million and $6.5 million for the second quarter and first six months of last year, respectively. The decreases were due to lower borrowing levels.

The increase in accounts receivable to $347.5 million as of October 26, 1996 from $257.8 million as of April 27, 1996 primarily resulted from the impact of the higher sales level in the second quarter of fiscal 1997, compared to the sales level in the fourth quarter of fiscal 1996.

The decrease in other current assets to $6.5 million as of October 26, 1996 from $19.3 million as of April 27, 1996 was principally the result of collection of income tax receivables.

The increase in the accounts payable balance to $271.9 million as of October 26, 1996 from $223.0 million as of April 27, 1996 resulted from increased purchases to support the higher sales level in the second quarter this year versus the fourth quarter last year.

Management's Discussion and Analysis of Operations included in the Company's Form 10-Q for the first quarter ended July 27, 1996 provides additional discussion regarding sales and earnings results for the first quarter of fiscal 1997, and is incorporated herein by reference.

PART II - OTHER INFORMATION


      Item 4.   Submission of Matters to a Vote of Security Holders

                An Annual Meeting of Shareholders of Handleman Company was held on September 4, 1996. The only item voted on at the Annual Meeting was the election of directors. The following individuals were elected as directors of the Company with each receiving at least 29,591,484 shares voted for election, while a maximum of 950,718 shares were withheld: Messrs. David Handleman, Richard H. Cummings and Gilbert R. Whitaker, Jr.


      Item 6.   Exhibits or Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter.




SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANDLEMAN COMPANY


DATE:       December 9, 1996                 BY:  /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:       December 9, 1996                 BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                  Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary