Form 10-Q
period 1997-01-31
HANDLEMAN CO /MI/
filed 1997-03-17
CIK 314727


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the 3rd quarter ended January 31, 1997                               Commission File Number 1-7923


                                          HANDLEMAN COMPANY
                  --------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)



           MICHIGAN                                                             38-1242806
---------------------------------                                 --------------------------------------
(State or other jurisdiction of                                    (I.R.S. Employer Identification No.)
 incorporation or organization)



  500 KIRTS BOULEVARD, TROY, MICHIGAN                 48084-4142            Area Code 810 362-4400
------------------------------------------           ------------      ---------------------------------
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



                                         YES   X      NO
                                             ------      ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                          DATE                      SHARES OUTSTANDING
--------------------------------  ------------------------  ---------------------------------------
Common Stock - $.01 Par Valueue        March 7, 1997                     33,469,764


                           HANDLEMAN COMPANY





                                 INDEX


                                                             PAGE NUMBER
                                                             -----------
PART I - FINANCIAL INFORMATION

       Consolidated Statement of Operations . . . . . . . . .     1

       Consolidated Balance Sheet . . . . . . . . . . . . . .     2

       Consolidated Statement of Shareholders' Equity . . . .     3

       Consolidated Statement of Cash Flows . . . . . . . . .     4

       Notes to Consolidated Financial Statements . . . . . .     5

       Management's Discussion and Analysis of Operations . .   6 - 8


PART II - OTHER INFORMATION AND SIGNATURES  . . . . . . . . .     9


[CAPTION]

                                      HANDLEMAN COMPANY
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)
                         (amounts in thousands except per share data)



                                         Three Months Ended             Nine Months Ended
                                    ---------------------------   ---------------------------
                                     January 31,    January 31,    January 31,    January 31,
                                        1997           1996           1997           1996
                                     ------------   ------------   ------------   ------------
Net sales                               $330,532       $345,605       $902,638       $871,564

Direct product costs                     250,553        274,675        693,599        676,997
                                     ------------   ------------   ------------   ------------
   Gross profit                           79,979         70,930        209,039        194,567

Selling, general and
   administrative expenses                65,144         63,032        186,241        180,805

Provision for realignment
   of operations                              --          1,500             --          1,500

Amortization of acquisition
   costs                                   1,342          1,908          4,714          6,066

Interest expense, net                      2,888          2,857          8,579          9,343
                                     ------------   ------------   ------------   ------------
   Income (loss) before income
      taxes                               10,605          1,633          9,505         (3,147)

Income tax expense (benefit)               4,078            536          4,337         (1,140)
                                     ------------   ------------   ------------   ------------

   Net income (loss)                      $6,527         $1,097         $5,168        ($2,007)
                                     ============   ============   ============   ============

Earnings (loss) per average
   common share outstanding
   during the period                       $0.19          $0.03          $0.15         ($0.06)
                                     ============   ============   ============   ============

Average number of shares
   outstanding during the period          33,480         33,583         33,491         33,580
                                     ============   ============   ============   ============

Dividends per share                           --          $0.05             --          $0.27
                                     ============   ============   ============   ============


    The accompanying notes are an integral part of the consolidated financial statements.






                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (amounts in thousands except share data)

                                                                 January 31,     April 27,
                                                                    1997           1996
ASSETS                                                           ------------   ------------
Current assets:
    Cash and cash equivalents                                         $1,356        $19,936
    Accounts receivable, less allowance of $23,642 at
      January 31, 1997 and $22,141 at April 27, 1996 for
      gross profit impact of estimated future returns                272,350        257,828
    Merchandise inventories                                          232,452        212,700
    Other current assets                                               8,515         19,349
                                                                 ------------   ------------
                    Total current assets                             514,673        509,813
                                                                 ------------   ------------
Property and equipment:
    Land                                                               4,261          4,877
    Buildings and improvements                                        24,564         31,793
    Display fixtures                                                  92,674        112,207
    Equipment, furniture and other                                    63,015         59,447
    Leasehold improvements                                             1,707          1,536
                                                                 ------------   ------------
                                                                     186,221        209,860
    Less accumulated depreciation and amortization                    90,373         98,505
                                                                 ------------   ------------
                                                                      95,848        111,355
                                                                 ------------   ------------
Other assets, net of allowances                                       72,150         72,746
                                                                 ------------   ------------
                    Total assets                                    $682,671       $693,914
                                                                 ============   ============
LIABILITIES
Current liabilities:
    Accounts payable                                                $209,784       $223,023
    Accrued and other liabilities                                     54,975         41,461
                                                                 ------------   ------------
                    Total current liabilities                        264,759        264,484
                                                                 ------------   ------------
Debt, non-current                                                    127,520        143,600
Deferred income taxes                                                  6,231          6,270

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                               --             --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 33,470,000 and 33,498,000 shares issued at
    January 31, 1997 and April 27, 1996, respectively                    335            335
Paid-in capital                                                       31,806         32,089
Foreign currency translation adjustment and other                     (7,861)        (7,577)
Retained earnings                                                    259,881        254,713
                                                                 ------------   ------------
                    Total shareholders' equity                       284,161        279,560
                                                                 ------------   ------------
                    Total liabilities and shareholders' equity      $682,671       $693,914
                                                                 ============   ============

The accompanying notes are an integral part of the consolidated financial statements.



                                               HANDLEMAN COMPANY
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                  (UNAUDITED)
                                             (amounts in thousands)


                                           Nine Months Ended January 31, 1997
                        -----------------------------------------------------------------------
                                                         Foreign
                           Common Stock                  Currency
                        ------------------              Translation                  Total
                        Shares               Paid-in    Adjustment    Retained    Shareholders'
                        Issued     Amount    Capital    and Other     Earnings       Equity
                        -------   --------   --------   -----------   ---------   -------------
April 27, 1996          33,498       $335    $32,089       ($7,577)   $254,713        $279,560

Net income                                                               5,168           5,168

Forfeitures of common
 stock related to
 employee benefit plans    (28)        --       (283)          283                          --

Adjustment for foreign
 currency translation                                         (567)                       (567)
                        -------   --------   --------   -----------   ---------   -------------
January 31, 1997        33,470       $335    $31,806       ($7,861)   $259,881        $284,161
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


                                  HANDLEMAN COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                               (amounts in thousands)

                                                                   Nine Months Ended
                                                            -----------------------------
                                                            January 31,      January 31,
                                                               1997             1996
                                                            ------------     ------------
Cash flows from operating activities:
     Net income (loss)                                           $5,168          ($2,007)
                                                                -------        ---------
     Adjustments to reconcile net income
        (loss) to net cash provided from
        (used by) operating activities:

        Depreciation                                             22,160           20,555
        Amortization of acquisition costs                         4,714            6,066
        Recoupment of license advances                            7,335            6,057

        (Increase) decrease in assets:

          Accounts receivable                                   (14,522)          (7,718)
          Merchandise inventories                               (19,752)          23,538
          Other current assets                                   12,309           (1,433)
          Other assets, net of allowances                        (2,190)          (7,824)

        Increase (decrease) in liabilities:

          Accounts payable                                      (13,239)         (34,879)
          Accrued and other liabilities                           4,617          (11,611)
          Deferred income taxes                                     (39)               5
                                                                -------        ---------
          Total adjustments                                       1,393           (7,244)
                                                                -------        ---------

             Net cash provided from (used by)
                operating activities                              6,561           (9,251)
                                                                -------        ---------
Cash flows from investing activities:
     Additions to property and equipment                        (15,668)         (23,983)
     Retirements of property and equipment                        5,233           15,866
     License advances                                            (9,059)         (11,158)
                                                                -------        ---------
             Net cash used by investing activities              (19,494)         (19,275)
                                                                -------        ---------
Cash flows from financing activities:
     Issuances of debt                                          948,010        1,765,210
     Repayments of debt                                        (953,090)      (1,739,376)
     Cash dividends                                                   0           (9,070)
     Other changes in shareholders' equity, net                    (567)            (753)
                                                                -------        ---------
             Net cash provided from (used by)
                financing activities                             (5,647)          16,011
                                                                -------        ---------
             Net decrease in cash and cash equivalents          (18,580)         (12,515)

             Cash and cash equivalents at beginning
                of period                                        19,936           24,392
                                                                -------        ---------
             Cash and cash equivalents at end of
                period                                           $1,356          $11,877
                                                                =======        =========

The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 1997, and the results of operations for the three and nine months then ended, and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 1997 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 27, 1996 is derived from the audited consolidated financial statements of the Company included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 27, 1996.

                               HANDLEMAN COMPANY
                               -----------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Net sales for the third quarter ended January 31, 1997 decreased 4% to $330.5 million, from $345.6 million for the third quarter ended January 31, 1996. Net income for the third quarter this year increased to $6.5 million or $.19 per share, from $1.1 million or $.03 per share for the third quarter last year.

For the first nine months of fiscal 1997, net sales were $902.6 million, compared to $871.6 million for the comparable nine month period last year, an increase of 4%. Net income for the first nine months this year was $5.2 million or $.15 per share, compared to a net loss of $(2.0) million or a loss of $(.06) per share for the first nine months last year.

The Company has three operating units: Handleman Entertainment Resources (H.E.R.), North Coast Entertainment (NCE) and Handleman International. H.E.R. had net sales of $262.7 million for the third quarter this year, compared to $292.7 million for the comparable quarter last year, a decrease of 10%. H.E.R. net sales for the nine months ended January 31, 1997 were $730.0 million, compared to $738.0 million for the nine months ended January 31, 1996, a 1% decrease. The following discussion of H.E.R.'s sales is organized by product line: music, video, book and software.

Music sales for the third quarter ended January 31, 1997 declined 5% to $162.4 million, from $171.7 million for the third quarter ended January 31, 1996, due to softness in the retail music marketplace. Music sales for the first nine months of fiscal 1997 were $445.2 million, compared to $439.4 million for the first nine months of fiscal 1996, an increase of 1%. Compact disc ("CD") sales for the third quarter of fiscal 1997 were $126.9 million or 78% of H.E.R. music sales, compared to $122.8 million or 72% of H.E.R. music sales for the third quarter of fiscal 1996. For the first nine months this year, CD sales were $340.3 million or 76% of H.E.R. music sales, compared to $306.2 million or 70% of H.E.R. music sales for the comparable nine month period last year. According to the Recording Industry Association of America, a music industry trade group, music industry CD dollar sales reached 80% of total music revenues for the first six months of calendar 1996 versus 75% for the comparable prior year six month period.

Video sales were down 22% to $70.7 million for the third quarter this year, from $90.1 million for the comparable quarter last year, chiefly caused by reduced sales of mega-hits. Video sales for the first nine months ended January 31, 1997 were $209.9 million, compared to $213.1 million for the first nine months last year, a decrease of 2%.

Book sales decreased 10% to $13.0 million for the third quarter of fiscal 1997, from $14.4 million for the third quarter of fiscal 1996, principally resulting from lower sales to certain key customers. Book sales for the first nine months this year were $44.2 million, compared to $43.4 million for the comparable nine month period last year, an increase of 2%. Third quarter personal computer software sales were $16.6 million this year, up slightly from $16.5 million for the third quarter last year. Personal computer software sales were $30.7 million for the first nine months this year, compared to $42.1 million for the first nine months last year, a decrease of 27%. The sales decrease for comparable nine month periods resulted from efforts to realign store inventories with certain key customers to more closely mirror retail selling patterns. In addition, personal computer software sales last year benefitted from the release of Microsoft's "Windows 95."

NCE is responsible for the Company's proprietary operations, which includes music, video and personal computer software products. NCE had net sales of $34.0 million for the third quarter of fiscal 1997, compared to $25.2 million for the third quarter last year, an increase of 35%. This increase was attributable to a $5.4 million improvement over the prior year by NCE's Madacy subsidiary, and a $4.6 million improvement over the prior year in sales of personal computer software products by NCE's Sofsource subsidiary. NCE had net sales of $104.9 million for the first nine months this year, compared to $83.7 million for the comparable nine month period last year, an increase of 25% which also was substantially attributable to sales growth at the Madacy and Sofsource subsidiaries. Net sales for the third quarter and first nine months last year exclude sales of NCE's Entertainment Zone subsidiary, which was closed during fiscal 1996.

Handleman International includes category management operations in Canada, Mexico, Brazil and Argentina. Handleman International net sales were $41.9 million for the third quarter of fiscal 1997, compared to $26.1 million for the third quarter of fiscal 1996, an increase of 61%. Over 74% of the increase in Handleman International sales was attributable to operations in Mexico where sales were spurred by the addition of new customers to the account base. The increase in Handleman International sales was also generated by the expansion of operations in Brazil and Argentina. Handleman International net sales for the first nine months this year were $93.8 million, compared to $56.5 million for the first nine months last year, an increase of 66%. The sales increase for the comparable nine month periods was also directly related to the addition of new customers in Mexico and the expansion of operations in Brazil and Argentina.

The consolidated gross profit margin percentage for the third quarter this year was 24.2%, compared with 20.5% for the third quarter last year. The increase in gross profit margin percentage resulted from a number of factors including an increase in the proportion of NCE sales in the overall sales mix. This positively impacted the overall gross profit margin percentage by approximately
1.2 percentage points since sales of NCE products carry higher gross profit margin percentages than the Company's overall gross profit margin percentage. The majority of the remainder of the increase in gross profit margin percentage resulted from improvements in gross profit margin percentage across the H.E.R. product lines, as well as at NCE and International. The Company expects that the gross profit margin percentage for the fourth fiscal quarter will be at a more customary level. The gross profit margin for the first nine months of fiscal 1997 and fiscal 1996 was 23.2% and 22.3%, respectively.

Selling, general and administrative ("SG&A") expenses were $65.1 million (19.7% of net sales) for the third quarter this year, compared with $63.0 million (18.2% of net sales) for the third quarter last year. H.E.R.'s SG&A expenses were lower in the third quarter this year compared to the third quarter last year. The effect of the relationship of H.E.R.'s fixed costs on its lower sales level, however, contributed to more than 50% of the increase in SG&A expenses as a percentage of net sales. Also contributing to approximately 25% of the increase in SG&A expenses as a percentage of net sales was NCE, which has a higher SG&A expense to net sales percentage than the comparable percentages for the overall Company. As noted above, NCE sales represented a greater proportion of overall sales in the third quarter this year than in the third quarter last year, adversely impacting the overall SG&A expense to net sales percentage. SG&A expenses were $186.2 million (20.6% of net sales) for the first nine months of fiscal 1997, compared to $180.8 million (20.7% of net sales) for the first nine months of the prior fiscal year.

The increase in accounts receivable to $272.4 million as of January 31, 1997, from $257.8 million as of April 27, 1996 primarily resulted from the impact of the higher sales level in the third quarter of fiscal 1997, compared to the sales level in the fourth quarter of fiscal 1996.

The increase in merchandise inventories to $232.5 million as of January 31, 1997, from $212.7 million as of April 27, 1996 principally resulted from the higher volume of customer returns in the third quarter this year, compared to the fourth quarter last year. Merchandise inventories as of January 31, 1996 were $252.6 million.

The decrease in other current assets to $8.5 million as of January 31, 1997, from $19.3 million as of April 27, 1996 mainly related to the collection of income tax receivables.

The decrease in property and equipment, net to $95.8 million as of January 31, 1997 from $111.4 million as of April 27, 1996 principally related to the sale of certain Company owned facilities, retirements and depreciation.

The decrease in accounts payable to $209.8 million as of January 31, 1997, from $223.0 million as of April 27, 1996 primarily related to the volume and timing of mega-hit video releases and the related payments for such releases.

The increase in accrued and other liabilities to $55.0 million as of January 31, 1997 from $41.5 million as of April 27, 1996, as well as the decrease in debt, non-current to $127.5 million as of January 31, 1997, from $143.6 million as of April 27, 1996, principally related to the reclassification of certain notes payable to current liabilities.

Reference should be made to the Company's Form 10-Qs for the quarters ended October 26, 1996 and July 27, 1996 for additional discussion regarding sales and earnings results for fiscal 1997.

PART II - OTHER INFORMATION


      Item 4.   Submission of Matters to a Vote of Security Holders

                None during the quarter.



      Item 6.   Exhibits or Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter.




SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANDLEMAN COMPANY



DATE:         March 17, 1997                 BY:   /s/   Stephen Strome
     -------------------------------            --------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer



DATE:         March 17, 1997                 BY:  /s/   Richard J. Morris
     -------------------------------            --------------------------------
                                                       RICHARD J. MORRIS
                                                 Senior Vice President/Finance-
                                                  Chief Financial Officer and
                                                           Secretary