Form 10-K
period 1997-05-03
HANDLEMAN CO /MI/
filed 1997-07-29
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended May 3, 1997            Commission File No. 1-7923


                               HANDLEMAN COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          MICHIGAN                                       38-1242806
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

500 Kirts Boulevard, Troy, Michigan                     48084 - 4142
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 248-362-4400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
   ---------------------------         -----------------------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of July 14, 1997 was $222,534,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of July 14, 1997 was 33,366,996.

Item 14(a) 3. on page 35 describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                    PART 1


Item 1.                           BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the "Company" or "Handleman" or "Registrant"), which has its executive office in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

DESCRIPTION OF BUSINESS:

Handleman Company is engaged in the sale and distribution of music, video, book, and personal computer software products primarily to mass merchants throughout the United States, Canada, Mexico, Argentina and Brazil. The operations of the Company are divided into three operating units: Handleman Entertainment Resources ("H.E.R."), North Coast Entertainment ("NCE") and Handleman International ("International"). The Company's H.E.R. and International operating units provide additional services as a category manager (rackjobber) to their accounts. The Company's H.E.R. division provides such products and services in the United States, while the International division provides such products and services in Canada, Mexico, Argentina and Brazil. NCE is in the business of acquiring or licensing video, music and software products, giving it exclusive rights to manufacture and distribute such products.

The following table sets forth net sales, and the approximate percentage contribution to consolidated sales, for the fiscal years ended May 3, 1997, April 27, 1996 and April 29, 1995, for the Company's three operating divisions:


                                                                  Year Ended
                                                            (Amounts in Millions)
                                            ------------------------------------------------------
                                            May 3, 1997       April 27, 1996(B)   April 29, 1995(B)
                                            -----------       --------------      --------------

Handleman Entertainment Resources
  Music                                      $  595.6            $  560.9           $  581.6
  % of Total                                     50.4                49.5               47.4

  Video                                         266.4               293.4              401.6
  % of Total                                     22.6                25.9               32.8

  Book                                           55.6                53.7               57.3
  % of Total                                      4.7                 4.8                4.7

  Personal Computer Software                     41.7                50.2               49.3
  % Total                                         3.5                 4.4                4.0
                                             --------            --------           --------

 Sub-Total                                      959.3               958.2            1,089.8
 % of Total                                      81.2                84.6               88.9
                                             --------            --------           --------

North Coast Entertainment (A)                   134.4               101.5               81.0
% of Total                                       11.4                 9.0                6.6

International                                   117.0                72.2               70.5
% of Total                                        9.9                 6.4                5.7

Eliminations                                    (29.7)              (18.1)             (40.4)
% of Total                                       (2.5)               (1.6)              (3.3)

Discontinued Operations                           ---                18.8               25.2
% of Total                                                            1.6                2.1
                                             --------            --------           --------

TOTAL                                        $1,181.0            $1,132.6           $1,226.1
                                             ========            ========           ========


(A) Excludes Entertainment Zone sales in fiscal years 1996 and 1995. Such sales are reported as discontinued operations.

(B) Restated for reclassification of Canadian sales to International from H.E.R.

                               Business Segments
                               -----------------

The Company operates in one business segment, selling home entertainment software to mass merchants, specialty chain stores, drugstores and supermarkets. The Company has United States, Canadian, Mexican, Brazilian and Argentine operations. All operations outside of the U.S. are included in "Other" which is displayed separately below.


                                         Dollar Amounts in Thousands
                                     ------------------------------------

                                        1997         1996         1995
                                     ----------   ----------   ----------

Net sales:
  United States                      $1,053,358   $1,050,545   $1,152,681
  Other                                 127,679       82,062       73,381
                                     ----------   ----------   ----------
Total net sales                      $1,181,037   $1,132,607   $1,226,062
                                     ==========   ==========   ==========

Operating income (loss):
  United States                      $   20,051   $  (18,562)  $   53,532
  Other                                   3,921       (5,130)      (1,079)
Interest expense, net                   (10,967)     (12,039)      (8,024)
                                     ----------   ----------   ----------
Income (loss) before income taxes
  and minority interest              $   13,005   $  (35,731)  $   44,429
                                     ==========   ==========   ==========

Identifiable assets:
  United States                      $  632,900   $  660,465   $  705,916
  Other                                  34,986       33,449       48,160
                                     ----------   ----------   ----------
Total assets                         $  667,886   $  693,914   $  754,076
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

                         Number of      Number of
                       SKUs Currently    Retail
            Number of   Distributed    Departments
             Vendors   by the Company   Serviced
            ---------  --------------  -----------

Music          168         25,400         6,350
Video          107          6,900         6,550
Book           181          6,000         3,150
Software       115            700         4,025

         Handleman Entertainment Resources and Handleman International
         -------------------------------------------------------------

The following discussion pertains to the category management (rackjobbing) activities of the H.E.R. and International divisions, which together comprise approximately 90% of the Company's sales.



Vendors
-------

An important reason customers utilize H.E.R.'s and International's services is due to the multitude of manufacturers and suppliers offering products for-sale, the complexity of programs offered by those vendors, the "hits" nature of the business, and the high risk of inventory obsolescence.

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

The Company purchases from many different vendors. The volume of purchases from individual vendors fluctuates from year-to-year based upon the salability of selections being offered by such vendor. Though within each product line a small number of major, financially sound vendors account for a high percentage of purchases, product must be selected from a variety of additional vendors in order to maintain an adequate selection for consumers. The Company must closely monitor its inventory exposure and accounts payable balances with smaller vendors which may not have the financial resources to honor their return commitments. At this time, the high risk vendors which require close monitoring tend to be concentrated in the video, book and software product lines.

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

Customers
---------

H.E.R.'s and International's customers utilize their services for a variety of reasons. Products must be selected from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, cassettes) and different payment and return arrangements. As a result, customers avoid most of the risks inherent in product selection and the risk of inventory obsolescence.

H.E.R. and International also offer their customers a variety of "value-added" services:


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

During the fiscal year ended May 3, 1997, one customer, Kmart Corporation, accounted for approximately 38% of the Company's consolidated sales, while a second customer, Wal-Mart, accounted for approximately 23%. The Company does not generally have contracts with its customers, and relationships may change or be discontinued at any time by the customers or Handleman; the discontinuance or a significant unfavorable change in the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales and earnings.

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

The Company also operates three regional return centers in the United States and one in Canada as a means to expedite the processing of customer returns. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled from returns from other stores.

During fiscal 1996, the Company opened its second high-technology Automated Distribution Center ("ADC") in Indianapolis, Indiana. The Company had previously realigned its Western region by replacing certain distribution centers with its first ADC located in Sparks, Nevada. Due to the opening of the two ADCs, the Company has been able to transfer the operations of 10 music/video/software shipping branches, 4 book shipping branches and 3 product return centers to either the ADCs or other existing facilities. Management expects that implementation of the ADCs will reduce operating costs and decrease inventory levels, while improving the Company's speed and reliability in supplying products to its customers. See Note 4, Provisions for Inventory Reduction and Realignment of Operations, on page 26 under Item 8, for additional information regarding the facility realignment.

The Company also has installed a new proprietary inventory management system ("PRISM"). PRISM automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. PRISM also provides the basis to develop title specific billing to allow the Company to better serve its customers.



                           North Coast Entertainment
                           -------------------------

NCE, a subsidiary of Handleman Company, includes the Company's proprietary product operations. NCE is the umbrella company for subsidiaries which acquire or develop existing master recordings, exclusive licensing and distribution agreements, and original productions. Such items are manufactured and then distributed to either rackjobbers, including H.E.R. and International, distributors or directly to retailers. NCE has operations in the United States and Canada, and to a much lesser extent in Germany and the United Kingdom. In addition, NCE products are available in Mexico and South America. Most NCE products are categorized as budget, with most retailing for under $10. Products are designed to provide high margins to the retailer at prices that generate impulse sales.

NCE, the non-rackjobbing portion of the Company, has the goal to grow as a global source of innovative entertainment and educational content products. NCE provides the following opportunities to the Company:

 . NCE provides a platform from which to distribute proprietary music, video, and personal computer (PC) software products.

 . NCE enables the Company to take a more active, and more profitable, role in the production of home entertainment and educational products. This enhances the Company's profit potential.

 . NCE provides the Company with a wide array of product development and licensing opportunities for music, video, and software products. This enables the Company to offer a broader range of more profitable products to its customers.

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

 . Madacy Entertainment Group offers value-priced music and video products primarily within the United States and Canada. Madacy's audio catalog has more than 5,100 selections which encompass many categories. Its video collection consists of over 1,000 licensed as well as public domain titles. Mediphon GmbH, a German-based subsidiary, owns over 800 hours of classical audio recordings from which it has already created masters for over 2,000 selections. Such selections, as well as other licensed products, are distributed throughout Germany and the rest of Europe.

 . Sofsource, Inc. acquires and develops software titles through exclusive licensing, production and distribution agreements. Its catalog consists of over 300 selections. Sofsource is among the industry leaders in the sale of educational software. It supplies PC software to distributors, rackjobbers, specialty stores and other retailers.

 . Sellthrough Entertainment (formerly Holly Music) distributes year-round theme promotions such as Christmas and Halloween throughout the U.S. In addition to the Company, its customers include mass merchants, drug stores, grocery stores and specialty stores.

NCE's management will continue to focus its attention on growing the business through licensing, acquiring or producing new products, as well as via new markets, geographical growth, growth within the home entertainment and educational categories, and selective acquisitions and joint ventures.

                                  Competition
                                  -----------

Handleman is primarily a category manager (rackjobber) of music, video, book and personal computer software products. The business of the Company is highly competitive as to both price and alternative supply arrangements in all of its product lines. Besides competition among the Company's mass merchant customers, the Company's customers compete with alternative sources from which consumers could purchase the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) video rental outlets, and (4) record and book clubs. The Company competes directly for sales to its customers with (1) manufacturers which bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other rackjobbers. In addition, some large mass merchants have "vertically integrated" so as to provide their own rackjobbing. Some of these companies, however, also purchase from independent rackjobbers. Also, new methods of in-home delivery of entertainment software products are being introduced, including Pay Per View and home satellite video viewing.

H.E.R. video sales were $266.4 million in fiscal 1997, compared to $401.6 million in fiscal 1995. Video sales to a major customer that began to purchase a substantial portion of its video product directly from manufacturers in fiscal 1995 have decreased from $57.5 million in fiscal 1995 to less than $1.0 million in fiscal 1997. Certain other customers have begun to purchase video products directly from manufacturers, or are exploring such purchase arrangements. The Company expects that the downward trend in video sales will continue in fiscal 1998.

The Company believes that the distribution of home entertainment software will remain highly competitive. The Company believes that customer service and continual progress in operational efficiencies are the keys to growth in this competitive environment.

                                Industry Outlook
                                ----------------

Information regarding industry outlook by product line follows (all years cited herein are calendar years):


Music
-----

According to the Recording Industry Association of America, the U.S. music industry posted sales, at list price, of $12.5 billion in 1996, growing 2% from 1995. According to Veronis, Suhler & Associates ("Veronis"), an entertainment industry investment banker, the U.S. market is expected to grow at an 8.1% compound annual rate through 2000.

Compact discs ("CDs") accounted for over 81% of music industry net revenues in 1996.

Despite the growing dominance of CDs, cassettes still remain a popular format. Industry-wide sales of cassettes, including cassette singles, still represent sales of over $2.0 billion. Car stereos and portable systems, two areas where CDs have had less impact, still rely principally on the cassette. The size, cost and convenience of cassettes are also important factors in the continuing market for this music format.


Video
-----

According to Adams Media Research, an independent market research firm, for-sale home video sales in the United States grew 14% in 1996, at retail. Veronis projects industry video sales to grow at a 6.6% compound annual rate through 2000.


Book
----

Book industry sales grew an estimated 7.3% in 1996 to $16.8 billion, according to Veronis. In addition, consumer books are projected to grow at a 5.8% compound annual rate through 2000.

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


Software
--------

Personal computer software sales, at retail, grew in excess of 21% in 1996, compared to 1995, and are forecasted to grow at a 16.5% compound annual rate through 2000, both according to Veronis. Increases in personal computer software sales are driven by sales of the related hardware. According to the Consumers Electronics Manufacturers Association, PC hardware unit sales grew 12% in 1996 versus 1995.

The above-referenced forecast information is not Company information, but instead has been extracted from material obtained from certain industry analysts. With respect to these forecasts, as well as any other forward-looking statements contained throughout this document, we wish to express cautionary statements that actual results could differ materially based on many meaningful factors, such as the number of departments shipped; customer requirements; the nature and extent of new product releases; the introduction of new configurations (e.g., CD, cassettes or VHS, DVD); implementation of new operating facilities and expense control items; the retail environment and the success of the Company's customers in such environment; and pricing and competitive pressures. An adverse impact from any one of these factors could offset the benefit from another factor.

                                   * * * * *



      See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company's activities.

      The Company's sales and earnings are of a seasonal nature. Note 10, Quarterly Financial Summary (Unaudited), on page 32 under Item 8 discloses quarterly results which indicate the seasonality of the Company's business.

      The Company has approximately 3,500 employees, of whom approximately 72 are members of a local union.

Item 2.                          PROPERTIES


     The Company's H.E.R. division occupies five leased warehouses, four owned warehouses and six leased satellite sales offices, all in the United States. The leased warehouses are located in Albany, New York, Indianapolis, Indiana (2), Reno, Nevada and Youngstown, Ohio. The owned warehouse are located in Atlanta, Georgia, Baltimore, Maryland, Brighton, Michigan and Chicago, Illinois. The satellite sales offices are located in the states of Massachusetts, Ohio, Missouri, Arkansas, California and Oregon. The lease on the warehouse in Ohio expires on July 31, 1997, and will not be renewed or replaced due to the operations being integrated into other warehouses, primarily the Midwest automated distribution center. A second satellite sales office will be opened in Ohio coincident with closing the Youngstown warehouse. The Company-owned warehouses in Brighton, Michigan and Chicago, Illinois are being sold in connection with implementation of the Company's Midwest ADC (see note 4 on page 26 under Item 8). The sales of the Brighton and Chicago warehouses should close by the end of the second quarter of the Company's fiscal year ending May 1, 1998.

The Company's NCE division owns one warehouse located in Tampa, Florida, and leases four warehouses located in Columbus, Ohio, Montreal, Quebec (2), and Toronto, Ontario. NCE also occupies leased office space within the United States in the states of Texas, New Mexico, New Jersey and Missouri, as well as in Canada and Germany.

The Company's International division has leased warehouses in Montreal and Toronto, Canada, Buenos Aires, Argentina, Sao Paulo, Brazil and Mexico City, Mexico. The International division also has a leased satellite sales office in Calgary, Canada.

The Company owns its 130,000 square feet corporate office building located in Troy, Michigan. H.E.R.s Atlanta building is encumbered by Economic Development Corporation Revenue Bonds as explained in Note 6 to Handleman's Consolidated Financial Statements under Item 8. The bonds were issued in connection with the construction of the building.



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


Below is a summary of the market price of the Company's common stock as traded on the New York Stock Exchange:


                                                              Fiscal Year Ended
                                                ---------------------------------------------
                                                    May 3, 1997             April 27, 1996
                                                --------------------     --------------------

                             Quarter              Low         High         Low          High
                             -------            ---------------------------------------------

                         First...............   4 3/4        7 3/8        9 1/2        11 7/8

                         Second..............   4 5/8        7            8 1/8        10 1/2

                         Third...............   6 3/8        9            5 1/4         8 1/4

                         Fourth..............   6 1/8        9            4             7 3/8
                         --------------------------------------------------------------------

As of July 14, 1997, the Company had 5,042 shareholders of record.



Below is a summary of the dividends declared during the past two fiscal years:

                                                              Fiscal Year Ended
                                                ---------------------------------------------
                            Quarter                May 3, 1997               April 27, 1996
                            -------             -----------------          ------------------
                         First..............           ---                        $.11

                         Second.............           ---                         .11

                         Third..............           ---                         .05

                         Fourth.............           ---                         ---
                                                    =========                   ========
                             TOTAL......            $  ---                      $  .27
                                                    =========                   ========

Item 6.                     SELECTED FINANCIAL DATA

                               HANDLEMAN COMPANY
                                FIVE YEAR REVIEW
            (amounts in thousands except per share data and ratios)

                                         1997       %       1996       %       1995       %       1994       %       1993       %
                                      ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
SUMMARY OF OPERATIONS:

Net sales                             $1,181,037  100.0  $1,132,607  100.0  $1,226,062  100.0  $1,066,566  100.0  $1,121,705  100.0
Gross profit, after direct
 product costs *                         274,258   23.2     244,685   21.6     278,464   22.7     249,049   23.4     278,159   24.8
Selling, general & administrative
 expenses                                244,161   20.7     244,412   21.6     213,497   17.4     187,663   17.6     191,882   17.1
Depreciation: included in selling,
 general & administrative expenses        29,205    2.5      28,919    2.6      24,787    2.0      24,189    2.3      21,722    1.9
Provision for realignment of
 operations                                  ---              1,500     .1       5,500     .4       2,000     .2
Amortization of acquisition costs          6,125     .5       7,965     .7       7,014     .6       7,536     .7       8,679     .8
Interest expense, net                     10,967     .9      12,039    1.1       8,024     .7       6,211     .6       6,713     .6
Income (loss) before income taxes
 & minority  interest                     13,005    1.1     (35,731)    **      44,429    3.6      45,639    4.3      70,885    6.3
Income tax expense (benefit)               4,909     .4     (12,738)    **      17,809    1.4      17,983    1.7      27,142    2.4
Effective tax rate                          37.7%              35.6%              40.1%              39.4%              38.3%
Minority interest                         (2,744)    .2         517     **       1,403     **
Net income (loss)                          5,352     .5     (22,476)    **      28,023    2.3      27,656    2.6      43,743    3.9
Dividends                                    ---              9,070             14,755             14,701             13,589
Average number of shares outstanding      33,481             33,576             33,518             33,389             33,229

PER SHARE DATA:

Earnings (loss) per share             $      .16         $     (.67)        $      .84               $.83              $1.32
Dividends per share                          ---                .27                .44                .44                .41

FINANCIAL DATA:

Cash and receivables                  $  302,520         $  277,764         $  283,043         $  237,846         $  257,319
Inventories                              188,215            212,700            276,109            234,594            241,502
Current assets                           500,378            509,813            560,931            477,376            501,052
Additions to property and equipment       22,635             33,596             40,675             28,737             33,391
Total assets                             667,886            693,914            754,076            640,998            659,076
Debt, current                             15,000              4,000                ---             32,200             17,860
Current liabilities                      239,442            264,484            289,961            261,227            259,723
Debt, non-current                        135,520            143,600            146,200             76,364            105,702
Working capital                          260,936            245,329            270,970            216,149            241,329
Shareholders' equity                     283,653            279,560            311,652            299,493            288,700

FINANCIAL RATIOS:

Quick ratio
 (Cash and receivables/current
  liabilities)                               1.3                1.1                1.0                 .9                1.0
Working capital ratio
 (Current assets/current
  liabilities)                               2.1                1.9                1.9                1.8                1.9
Inventory turns
 (Direct product costs/average
  inventories throughout year)               4.1                3.4                3.5                3.2                3.3
Debt to total capitalization ratio
 (Debt, non-current/debt, non-current
  plus shareholders' equity)                32.3%              33.9%              31.9%              20.3%              26.8%
Return on assets
 (Net income/average assets)                  .8%                **                4.0%               4.3%               6.7%
Return on beginning shareholders'
 equity
 (Net income/beginning shareholders'
  equity)                                    1.9%                **                9.4%               9.6%              16.8%

*  - Fiscal 1996 amount is before inventory reduction provision of $14,500.

** - Not meaningful

     Note 1: See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the Company's activities.

     Note 2: The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal 1997 consisted of 53 weeks, whereas fiscal years 1993 - 1996 consisted of 52 weeks.

Item 7.


                          Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations


The Company operates principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants, and also to specialty chain stores, drugstores and supermarkets.

Comparison of 1997 with 1996
----------------------------

Net sales for the fiscal year ended May 3, 1997 ("fiscal 1997") were $1.18 billion, compared to $1.13 billion for the fiscal year ended April 27, 1996 ("fiscal 1996"), an increase of 4%. Net income for fiscal 1997 was $5.4 million or $.16 per share, compared to a net loss of $22.5 million or $.67 per share for fiscal 1996. The operating results for fiscal 1996 included a $14.5 million pre-tax provision ($.26 per share) recorded for markdowns and other costs incurred in connection with the Company's inventory reduction program, and a $1.5 million pre-tax charge ($.03 per share) in connection with closing Entertainment Zone, a subsidiary which sold music, video and book products in departments leased from certain retailers.

The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal 1997 consisted of 53 weeks, whereas fiscal 1996 consisted of 52 weeks. Management believes the inclusion of one additional week in fiscal 1997 did not have a material effect on results of operations for fiscal 1997.

The Company has three operating units: Handleman Entertainment Resources ("H.E.R."), North Coast Entertainment ("NCE") and Handleman International ("International"). H.E.R. is a category manager of music, video, book and personal computer software products to mass merchants in the United States. NCE, which includes the Company's proprietary operations, sells music, video and personal computer software products to retailers and category managers (including H.E.R. and International). International provides category management services in Canada, Mexico, Brazil and Argentina. The sales amounts discussed below include sales between operating units which are eliminated in consolidation.

H.E.R. net sales for fiscal 1997 were $959.3 million, approximately equal to fiscal 1996 net sales of $958.2 million. Following is a discussion of sales for each of H.E.R.'s four major product lines:

Music sales for fiscal 1997 increased 6% to $595.6 million from $560.9 million for fiscal 1996, mainly due to increased sales of compact discs. Compact disc ("CD") sales for fiscal 1997 were $460.7 million or 77% of H.E.R.'s music sales, compared to $401.1 million or 72% of H.E.R's music sales for fiscal 1996. According to the Recording Industry Association of America ("RIAA"), a music industry trade group, music industry CD dollar sales reached 81% of total music industry revenues for calendar 1996. Though CDs have reached 77% of Handleman's music sales, the Company continues to emphasize the sale of cassette products for which a substantial base of user hardware continues to exist. According to RIAA, music industry sales of cassettes, at suggested list price, were $2.1 billion in calendar 1996.

Video sales for fiscal 1997 were $266.4 million, a decline of 9% from $293.4 million for fiscal 1996, substantially attributable to a $17.8 million decline in sales of mega-hit titles. Certain major customers and vendors are exploring the expansion of direct relationships for selling certain video products, primarily mega-hit videos. It is unclear what impact, if any, these direct relationships will have on the Company's results of operations. Mega-hit video sales carry low gross profit margin percentages and the customers may continue to require a provider of other video products, as well as merchandising services for their video departments.

Book sales increased 4% to $55.6 million for fiscal 1997 from $53.7 million for fiscal 1996, principally resulting from an increase in the number of departments shipped.

Personal computer software sales decreased 17% to $41.7 million for fiscal 1997 from $50.2 million for fiscal 1996, primarily the result of an $8.3 million sales decline from a major customer which exited the product line during the third quarter of fiscal 1997.

NCE net sales were $134.4 million for fiscal 1997, compared to $101.5 million for fiscal 1996, an increase of 32%. This increase was driven by sales growth ranging from $7.9 million to $12.6 million in each of NCE's three primary operating units. NCE net sales for fiscal 1996 exclude $18.8 million of sales from NCE's Entertainment Zone subsidiary, which closed during fiscal 1996. NCE sales to other divisions within the Company were $29.2 million in fiscal 1997 and $18.0 million in fiscal 1996.

International net sales for fiscal 1997 were $117.0 million, compared to $72.2 million for fiscal 1996, an increase of 62%. Approximately 68% of the increase in International net sales was driven by the addition of new customers to the account base in Mexico. In addition, approximately 23% of the increase in International net sales resulted from expansion of operations in Brazil and Argentina. The growth of the International operating unit and expansion to additional foreign countries has introduced operating risks (e.g., currency fluctuation, political and economic instability) that could have an effect on results of operations.

The consolidated gross profit margin percentage for fiscal 1997 was 23.2%. The gross profit margin percentage for fiscal 1996, before the impact of an inventory reduction provision recorded in the fourth quarter of fiscal 1996, was 21.6% (20.3% after the impact of the inventory reduction provision). The year-over-year increase in gross profit margin percentage resulted from a number of factors including an increase in the proportion of NCE sales in the overall sales mix. This positively impacted the overall gross profit margin percentage since sales of NCE products carry higher gross profit margin percentages than the overall gross profit margin percentage. A significant portion of the increase in the gross profit margin percentage as compared to last year resulted from improved margin percentages at each operating unit. The improvement within H.E.R. was substantially the result of music sales becoming a larger proportion of the H.E.R. sales mix and a reduction in sales of low margin mega-hit video titles. Approximately 80% of the 1.6 percentage point increase in gross profit margin percentage from 21.6% for fiscal 1996 to 23.2% for fiscal 1997 could be attributed to the increase in NCE sales in the overall sales mix and improved gross profit margin percentage within H.E.R.

Selling, general and administrative ("SG&A") expenses were $244.2 million (20.7% of net sales) for fiscal 1997, compared to $244.4 million (21.6% of net sales) for fiscal 1996. The decrease in SG&A expenses as a percentage of net sales was attributable to improvements in the International and H.E.R. operating units. Within the International operating unit, which accounted for approximately 60% of the reduction in the SG&A expense to net sales percentage, the improvement principally resulted from the spreading of fixed costs over the higher sales level and the inclusion of costs in fiscal 1996 related to the start-up of operations in Brazil and Argentina. The lower SG&A expense to net sales percentage at H.E.R., which accounted for approximately 40% of the overall improvement, was driven by the impact of the various initiatives implemented to improve operational efficiency, such as implementing best practices at the warehouse and distribution facilities. These improvements were partially offset by higher SG&A expenses related to proprietary product activities in the NCE operating unit.

During fiscal 1997, the operations of two music/video shipping branches and two book shipping branches were transferred to the Indianapolis, Indiana automated distribution center (ADC), which opened during the third quarter of fiscal 1996.

Interest expense for fiscal 1997 decreased to $11.0 million from $12.0 million for last year. The decrease in interest expense was primarily attributable to lower borrowing levels.

The Company's first fiscal quarter is traditionally its weakest quarter. The Company has historically generated the predominant share of its sales and earnings after the first quarter. For the first quarter of fiscal 1997, the Company incurred a loss of $.24 per share. Based on these facts, the Company expects that a loss will be incurred during the first quarter of fiscal 1998 (ending August 2, 1997).

Accounts receivable were $290.1 million at the end of fiscal 1997, compared to $257.8 million at the end of fiscal 1996, an increase of 13%. The increase in accounts receivable was partially the result of the higher level of sales during the fourth quarter of this year compared to the fourth quarter of last year; in addition, the impact of customers immediately reducing payments for product returns also contributed to the increase in accounts receivable. Over 50% of the year-over-year increase in accounts receivable can be attributed to these factors.

Merchandise inventories were $188.2 million as of May 3, 1997, compared to $212.7 million as of April 27, 1996, a decrease of $24.5 million or 12%. The decrease was substantially the result of the Company's inventory reduction program and ADC implementation.

The decrease in other current assets at May 3, 1997 compared to April 27, 1996 was primarily due to a decrease in income taxes receivable.

The decrease in property and equipment from fiscal 1996 to fiscal 1997 was due to the disposal of certain Company owned facilities resulting from the transition to the ADC distribution system.

The accounts payable balance at the end of fiscal 1997 was $197.3 million, compared to $223.0 million last year. Net inventory investment (inventory less accounts payable) was a negative $9.1 million as of May 3, 1997, compared to a negative $10.3 million as of April 27, 1996.

Comparison of 1996 with 1995
----------------------------

Net sales for fiscal 1996 were $1.13 billion, compared with $1.23 billion for fiscal 1995, a decrease of 8%. The Company's operating results were negatively impacted by the lower sales level, coupled with a lower gross profit margin percentage and higher selling, general and administrative (SG&A) expenses. As a result of these factors, the Company experienced a net loss of $22.5 million or a loss of $.67 per share for fiscal 1996, compared with net income of $28.0 million or $.84 per share for fiscal 1995. The results for fiscal 1996 included a $14.5 million pre-tax provision ($.26 per share) recorded for markdowns and other costs being incurred in connection with the Company's inventory reduction program, and a $1.5 million pre-tax charge ($.03 per share) in connection with closing Entertainment Zone, a subsidiary which sold music, video and book products in departments leased from certain retailers.

Fiscal 1996 and fiscal 1995 both consisted of 52 weeks. Effective with fiscal 1997, Canadian operations were transferred from the H.E.R. operating unit to the International operating unit. Sales information for fiscal 1996 and fiscal 1995 have been restated to include sales related to Canadian operations in International.

H.E.R. net sales for fiscal 1996 were $958.2 million, compared to $1.09 billion for fiscal 1995, a decrease of 12%. Following is a discussion of sales for H.E.R.'s four major product lines:

Music sales for fiscal 1996 were $560.9 million, compared with $581.6 million for fiscal 1995, a decrease of 4%. The decrease in music sales was primarily caused by overall softness in the retail music marketplace. In addition, customer shipment restrictions contributed to the decrease in music sales. CD sales for fiscal 1996 were $401.1 million or 72% of H.E.R.'s music sales, compared to $339.6 million or 58% of H.E.R.'s music sales in fiscal 1995.

Fiscal 1996 video sales were $293.4 million, compared to $401.6 million for fiscal 1995, a decrease of 27%. Over 90% of the decrease in video sales was attributable to a $53 million reduction in sales to a major customer which began to purchase a substantial portion of its product directly from manufacturers and lower sales of catalog and budget products.

Book product sales for fiscal 1996 were $53.7 million, compared to $57.3 million in fiscal 1995, a decrease of 6%. The decline in book sales was predominantly caused by lower sales to a major customer resulting from a decrease in number of departments shipped.

Personal computer software sales increased 2% to $50.2 million in fiscal 1996, from $49.3 million in fiscal 1995; the increase in sales of personal computer products was principally due to sales to a customer the Company added to its account base.

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

During fiscal 1996, the Company recorded a $1.5 million pre-tax charge ($.03 per share), principally related to display fixture write-offs, in connection with closing Entertainment Zone.

International sales were $72.2 million in fiscal 1996, compared to $70.5 million in fiscal 1995, an increase of 2%. Over 60% of this increase was attributable to sales in Argentina and Brazil, new markets the Company entered during fiscal 1996.

The gross profit margin percentage for the Company, before the impact of the inventory reduction provision, was 21.6% for fiscal 1996, compared to 22.7% for fiscal 1995. Approximately 75% of this decline can be attributed to the shift of music sales to higher priced CD product, which carries a lower gross profit margin percentage than other music products. CD unit sale prices, however, are greater than cassette unit sales prices; thus gross profit dollars per CD unit sold are higher than gross profit dollars per cassette unit sold.

SG&A expenses were $244.4 million or 21.6% of net sales in fiscal 1996, compared to $213.5 million or 17.4% of net sales for fiscal 1995. H.E.R. contributed to the increase in SG&A expenses as a percentage of net sales due to: incremental costs associated with providing services not offered last year, including servicing key account book departments, expansion of in-store interactive devices and re-fixturing programs; the effect of the relationship of fixed costs (e.g., computer and administrative staffs) on a lower sales level; and additional costs resulting from transition to the Midwest ADC.

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

The Company's second ADC, located in Indianapolis, Indiana, opened during the third quarter of fiscal 1996, with the operations of three music/video shipping branches and one book shipping branch transferring to the ADC. In fiscal 1995, the Company opened its first ADC, located in Sparks, Nevada, to service the Western region of the U.S.

Interest expense increased to $12.0 million in fiscal 1996 from $8.0 million in fiscal 1995 due to both higher borrowings and higher average interest rates. The higher average borrowing level, which accounted for approximately 85% of the increase in interest expense, was primarily caused by the operating losses, as well as the acquisition of certain companies during fiscal 1995.

Merchandise inventories were $212.7 million at April 27, 1996, compared to $276.1 million at April 29, 1995, a decrease of $63.4 million or 23%. This decrease was substantially the result of the Company's inventory reduction program.

Other current assets were higher at April 27, 1996 than April 29, 1995 due to the inclusion of an income tax receivable at April 27, 1996 which resulted from the loss incurred in fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at May 3, 1997 was $260.9 million compared to $245.3 million at April 27, 1996, an increase of $15.6 million or 6%. The increase in working capital primarily resulted from an increase in accounts receivable, partially offset by a decrease in merchandise inventories. The working capital ratio increased to 2.1 to 1 at May 3, 1997 from 1.9 to 1 at April 27, 1996. For fiscal 1997, net cash provided from operating activities primarily resulted from non-cash charges for depreciation, amortization and recoupment of license advances.

Capital assets consist primarily of display fixtures, warehouse equipment and facilities. The Company also acquires or licenses video, music and software products which it markets. Purchases of these assets are expected to be funded primarily by cash flow from operations.

The Company has a credit agreement, as amended, which management believes will continue to provide sufficient amounts to fund its day-to-day operations and higher peak seasonal demands. At May 3, 1997, the Company had $82,000,000 available for borrowings under its credit agreement of which $55,000,000 was outstanding at that date. For further information, reference should be made to note 6 of the notes to consolidated financial statements.

Effects of Inflation on Operations
----------------------------------

The Company's financial statements have reported amounts based on historical costs which represent dollars of varying purchasing power and do not measure the effects of inflation. If the financial statements had been restated for inflation, net income would have been lower because depreciation expense would have to be increased to reflect the most current costs.

Inflation within the economies in which the Company does business has not had a material effect on the Company's results of operations.

                                   * * * * *

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and supplementary data are filed as a part of this report:


Report of Independent Accountants

Consolidated Balance Sheet at May 3, 1997, April 27, 1996 and April 29, 1995.

Consolidated Statement of Operations - Years Ended May 3, 1997, April 27, 1996 and April 29, 1995.

Consolidated Statement of Shareholders' Equity - Years Ended May 3, 1997, April 27, 1996 and April 29, 1995.

Consolidated Statement of Cash Flows - Years Ended May 3, 1997, April 27, 1996 and April 29, 1995.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Handleman Company and Subsidiaries as of May 3, 1997, April 27, 1996, and April 29, 1995 and the related consolidated results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.


Detroit, Michigan
June 11, 1997

                               HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                 MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
                    (amounts in thousands except share data)
                                ----------------




ASSETS                                                 1997         1996         1995
------                                               --------     --------     --------
Current assets:
  Cash and cash equivalents                          $ 12,449     $ 19,936     $ 24,392
  Accounts receivable, less allowance of
     $21,834 in 1997, $22,141 in 1996
     and $24,053 in 1995 for gross profit
     impact of estimated future returns               290,071      257,828      258,651
  Merchandise inventories                             188,215      212,700      276,109
  Other current assets                                  9,643       19,349        1,779
                                                     --------     --------     --------
     Total current assets                             500,378      509,813      560,931
Property and equipment, net                            95,719      111,355      124,772
Other assets, net of allowances                        71,789       72,746       68,373
                                                     --------     --------     --------

     Total assets                                    $667,886     $693,914     $754,076
                                                     ========     ========     ========


LIABILITIES
-----------

Current liabilities:
  Accounts payable                                   $197,301     $223,023     $243,138
  Accrued and other liabilities                        42,141       41,461       46,823
                                                     --------     --------     --------
     Total current liabilities                        239,442      264,484      289,961
Debt, non-current                                     135,520      143,600      146,200
Other liabilities                                       9,271        6,270        6,263


SHAREHOLDERS' EQUITY
--------------------

Preferred stock, par value $1.00; 1,000,000
  shares authorized; none issued                           --           --           --
Common stock, $.01 par value; 60,000,000
  shares authorized; 33,373,000, 33,498,000
  and 33,533,000 shares issued in 1997,
  1996 and 1995                                           334          335          335
Paid-in capital                                        30,800       32,089       33,188
Foreign currency translation adjustment and other      (7,546)      (7,577)      (8,130)
Retained earnings                                     260,065      254,713      286,259
                                                     --------     --------     --------

     Total shareholders' equity                       283,653      279,560      311,652
                                                     --------     --------     --------

     Total liabilities and shareholders' equity      $667,886     $693,914     $754,076
                                                     ========     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
           YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
                  (amounts in thousands except per share data)
                               ------------------

                                                   1997         1996         1995
                                                  ------       ------       ------
Net sales                                       $1,181,037   $1,132,607   $1,226,062

Direct product costs                               906,779      887,922      947,598

Inventory reduction provision                       --           14,500       --
                                                ----------   ----------   ----------

  Gross profit                                     274,258      230,185      278,464

Selling, general and administrative expenses       244,161      244,412      213,497

Provision for realignment of operations             --            1,500        5,500

Amortization of acquisition costs                    6,125        7,965        7,014

Interest expense, net                               10,967       12,039        8,024
                                                ----------   ----------   ----------

  Income (loss) before income taxes and
     minority interest                              13,005      (35,731)      44,429

Income tax (expense) benefit                        (4,909)      12,738      (17,809)

Minority interest                                   (2,744)         517        1,403
                                                ----------   ----------   ----------

  Net income (loss)                             $    5,352   $  (22,476)  $   28,023
                                                ==========   ==========   ==========

Earnings (loss) per average common share
  outstanding during the year                   $      .16   $     (.67)  $      .84
                                                ==========   ==========   ==========

Average number of common shares outstanding
  during the year                                   33,481       33,576       33,518
                                                ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
                  (amounts in thousands except per share data)
                                ----------------


                                                               Foreign
                               Common Stock                   Currency
                            ------------------               Translation                  Total
                             Shares               Paid-In    Adjustment    Retained    Shareholders'
                             Issued     Amount    Capital     and Other    Earnings       Equity
                            --------    ------    -------    ----------    --------    -------------
April 30, 1994               33,411      $ 334    $31,900     $(5,732)     $272,991       $299,493


Net income                                                                   28,023         28,023
Cash dividends, $.44
  per share                                                                 (14,755)       (14,755)
Common stock issued for
  employee benefit plans,
  net of forfeitures            122          1      1,288        (951)                         338
Adjustment for foreign
  currency translation                                         (1,447)                      (1,447)
                             ------      -----    -------      ------      --------        -------

April 29, 1995               33,533        335     33,188      (8,130)      286,259        311,652



Net loss                                                                    (22,476)       (22,476)
Cash dividends, $.27
  per share                                                                  (9,070)        (9,070)
Common stock issued for
  employee benefit plans,
  net of forfeitures            (35)               (1,099)      1,000                          (99)
Adjustment for foreign
  currency translation                                           (447)                        (447)
                             ------      -----    -------      ------      --------        -------

April 27, 1996               33,498        335     32,089      (7,577)      254,713        279,560


Net income                                                                    5,352          5,352
Common stock forfeitures
  in connection with
  employee benefit plans       (125)        (1)    (1,289)      1,290                         ---
Adjustment for foreign
  currency translation                                         (1,259)                      (1,259)
                             ------      -----    -------     -------      --------       --------

May 3, 1997                  33,373      $ 334    $30,800     $(7,546)     $260,065       $283,653
                             ======      =====    =======     =======      ========       ========



   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
                             (amounts in thousands)
                                ----------------

                                                          1997          1996          1995
                                                       -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                    $     5,352   $   (22,476)  $    28,023
                                                       -----------   -----------   -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                            29,205        28,919        24,787
    Amortization of acquisition costs                        6,125         7,965         7,014
    Recoupment of license advances                           9,123         7,496        10,057
    (Increase) decrease in assets from
          operating activities:
        Accounts receivable                                (32,243)          823       (17,122)
        Merchandise inventories                             24,485        63,409       (35,194)
        Other assets                                        10,167       (22,400)           16
    Increase (decrease) in liabilities from
          operating activities:
        Accounts payable                                   (25,722)      (20,115)       39,432
        Accrued and other liabilities                       (5,216)       (1,138)        6,585
                                                       -----------   -----------   -----------

        Total adjustments                                   15,924        64,959        35,575
                                                       -----------   -----------   -----------

        Net cash provided from operating activities         21,276        42,483        63,598
                                                       -----------   -----------   -----------

Cash flows from investing activities:
  Additions to property and equipment                      (22,635)      (33,596)      (40,675)
  Retirements of property and equipment                      3,963        11,033         3,142
  License advances                                         (11,752)      (12,160)      (11,343)
  Acquisition of Madacy Entertainment Group, Inc.              ---           ---       (22,670)
                                                       -----------   -----------   -----------
        Net cash used by investing activities              (30,424)      (34,723)      (71,546)
                                                       -----------   -----------   -----------

Cash flows from financing activities:
  Issuances of debt                                      1,363,311     2,053,087     1,680,200
  Payments of debt                                      (1,360,391)   (2,055,687)   (1,642,564)
  Cash dividends                                               ---        (9,070)      (14,755)
  Other changes in shareholders' equity, net                (1,259)         (546)       (1,109)
                                                       -----------   -----------   -----------

        Net cash provided from (used by)
          financing activities                               1,661       (12,216)       21,772
                                                       -----------   -----------   -----------
        Net increase (decrease) in cash and
          cash equivalents                                  (7,487)       (4,456)       13,824
        Cash and cash equivalents at
          beginning of year                                 19,936        24,392        10,568
                                                       -----------   -----------   -----------
        Cash and cash equivalents at
          end of year                                  $    12,449   $    19,936   $    24,392
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

    Annual Closing Date

    The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal year 1997 consisted of 53 weeks, whereas fiscal years 1996 and 1995 consisted of 52 weeks.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries where the Company has voting or contractual control. All material intercompany accounts and transactions have been eliminated. Minority interest recognized in the statement of operations represents the minority shareholders' portion of the income
    (loss) for less than wholly-owned subsidiaries. The minority interest share of the net assets of these subsidiaries of $2,343,000 as of May 3, 1997 is included in other liabilities in the accompanying consolidated balance sheet.

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

    Foreign Currency Translation

    The Company utilizes the policies outlined in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", to convert the balance sheet and operations of its foreign subsidiaries to United States dollars. Net transaction gains (losses), and net translation gains (losses) resulting from translating results of operations in foreign countries deemed highly inflationary, included in the statement of operations were $(40,000), $(235,000) and $254,000 for the years ended, May 3, 1997, April
    27, 1996 and April 29, 1995, respectively.

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

    Inventory Valuation

    Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $ 15,946,000, $17,582,000 and $19,299,000 were incurred during the years ended May 3, 1997, April 27, 1996 and April 29, 1995, respectively. Merchandise inventories as of May 3, 1997, April 27, 1996 and April 29, 1995 include $ 3,078,000, $3,056,000 and $3,554,000, respectively, of such costs.

                               ----------------



1.  Accounting Policies:  (continued)

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


    Depreciation

    Depreciation is computed using primarily the straight-line method based on the following estimated useful lives:


              Buildings and improvements        10-40 years
              Display fixtures                  3-5 years
              Equipment, furniture and other    3-10 years



    Licenses

    The Company acquires video, audio and software licenses giving it exclusive rights to manufacture and distribute such products. The cost of license advances are included in other assets in the consolidated balance sheet and are amortized over a period which is the lesser of the term of the license agreement or its estimated useful life. The effective lives of the licenses tend to range from three to five years. As of May 3, 1997, April 27, 1996 and April 29, 1995, licenses, net of amortization, amounted to $30,570,000, $26,744,000 and $22,571,000, respectively.


    Intangible Assets

    Intangible assets, included in other assets in the consolidated balance sheet, consist of the excess of consideration paid over the estimated fair values of net assets of businesses acquired and non-competition and other ancillary agreements. These assets are amortized using the straight-line method over periods predominantly ranging from 5 to 15 years. As of May 3, 1997, the weighted average period remaining to be amortized was approximately 10 years.


    Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


    Financial Instruments

    The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under Statement of Financial Accounting Standards No. 107. The Company estimates that fair values generally approximated carrying values at May 3, 1997, April 27, 1996 and April 29, 1995. Fair values have been determined through information obtained from market sources and management estimates.

                                ----------------



2.  Acquisition of Business:

    Effective January 1, 1995, two majority-owned subsidiaries of the Company acquired the assets of Madacy Entertainment Group, Inc. The aggregate cash consideration paid for the assets approximated $22,670,000, including certain transaction costs. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to assets and liabilities based on estimated fair values as of the acquisition date. The excess of the consideration paid over the estimated fair values of net assets acquired of approximately $20,000,000 is being amortized on the straight-line basis over 15 years.


3.  Sales and Accounts Receivable:

    The Company's customers are comprised mainly of mass merchant retail chains located predominantly in the United States, Canada and Mexico. For the years ended May 3, 1997, April 27, 1996 and April 29, 1995, one customer accounted for approximately 38 percent, 40 percent and 40 percent of the Company's net sales, and a second customer accounted for approximately 23 percent, 21 percent and 25 percent of the Company's net sales, respectively. Collectively, these customers accounted for approximately 45 percent, 54 percent and 57 percent of accounts receivable at May 3, 1997, April 27, 1996 and April 29, 1995, respectively.


4.  Provisions for Inventory Reduction and Realignment of Operations

    The Company implemented an inventory reduction program to reduce financing costs, as well as lower selling, general and administrative costs due to increased operating efficiency. During the fourth quarter of fiscal 1996, the Company recorded a $14,500,000 pre-tax provision related to markdowns and other costs to be incurred in connection with the inventory reduction program. As of May 3, 1997, most of the identified inventory has been marked down or disposed of.

    During fiscal 1996, the Company closed its Entertainment Zone subsidiary, which sold music, video and book products in departments leased from certain retailers. In connection with closing this subsidiary, the Company recognized a $1,500,000 pre-tax charge in the third quarter of fiscal 1996 primarily related to write-offs of display fixtures and other equipment.

    The Company has been realigning its operations by replacing existing distribution centers with new automated distribution centers (ADCs). The Company recorded a $5,500,000 pre-tax charge against fourth quarter fiscal 1995 results related to costs associated with the transition from the prior distribution structure to an ADC in its Midwestern region. This charge included costs for disposal of certain existing facilities and certain compensation costs.

                               ----------------


5.  Pension Plan:

    The Handleman Company Pension Plan's funded status, the components of net pension expense, and the amount which is recorded in the Company's consolidated balance sheet at May 3, 1997, April 27, 1996 and April 29, 1995 are as follows:

                                                            1997          1996          1995
                                                        -----------   -----------   -----------
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including
        vested benefits of $14,339,000, $12,783,000,
        and $12,057,000 in 1997, 1996 and
        1995, respectively                              $15,403,000   $13,769,000   $12,835,000
                                                        ===========   ===========   ===========

      Projected benefit obligation                      $18,158,000   $16,918,000   $15,648,000
    Plan assets at fair value                            16,492,000    15,627,000    13,102,000
                                                        -----------   -----------   -----------
    Projected benefit obligation in excess of
      plan assets                                        (1,666,000)   (1,291,000)   (2,546,000)
    Unrecognized net loss from past
      experience different from that assumed                188,000       503,000     1,450,000
    Unrecognized net gain from excess funding,
      being amortized over eighteen years                  (728,000)     (847,000)     (966,000)
    Unrecognized prior service cost                         246,000       257,000       268,000
                                                        -----------   -----------   -----------
    Accrued pension liability included in
      other liabilities                                 $(1,960,000)  $(1,378,000)  $(1,794,000)
                                                        ===========   ===========   ===========


   Assumptions used in determining the actuarial present value of the projected benefit obligation included a weighted average discount rate of 7.75 percent for 1997 and 1996 and 8.0 percent for 1995, and a rate of increase in future compensation levels of 5.0 percent for all periods.

                                               1997         1996          1995
                                              ------       ------        ------
   Net pension expense included the
      following components:
         Service cost                     $   886,000   $   869,000   $   797,000
         Interest cost                      1,321,000     1,182,000     1,132,000
         Actual return on plan assets      (2,046,000)   (2,149,000)   (1,031,000)
         Net amortization and deferral        626,000       926,000      (140,000)
                                          -----------   -----------   -----------

              Net pension expense         $   787,000   $   828,000   $   758,000
                                          ===========   ===========   ===========


    The assumed long-term rate of return on assets was 8.5 percent for all periods. Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee and common stock of the Company.

                               ----------------



6.  Debt:

    The Company has a contractually committed, unsecured, five-year, $145,000,000 credit agreement with a consortium of banks, which is scheduled to expire in July 1999. Under the agreement, the Company may make borrowings according to a formula based on eligible accounts receivable. At May 3, 1997, the maximum borrowings available under the agreement were approximately $82,000,000, of which $55,000,000 was outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR". As of May 3, 1997, the interest rate on the borrowings outstanding was 7.06%.

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

    In November 1994, the Company entered into a $100,000,000 senior note agreement with a group of insurance companies. The balance outstanding as of May 3, 1997 was $92,000,000 of which $15,000,000 is classified as current and included in accrued and other liabilities in the accompanying consolidated balance sheet. These notes bear interest at rates of 7.81% to 8.59%.

    Scheduled maturities for the senior note, credit agreement, and $3,200,000 of Economic Development Corporation (EDC) limited obligation revenue bonds are as follows:



             1999................ $18,891,000
             2000................ $73,572,000
             2001................ $14,571,000
             2002................ $14,572,000
             After 2002.......... $13,914,000

    The EDC bonds, senior note and the credit agreement all contain certain restrictions and covenants, relating to, among others, interest coverage ratios, working capital, debt and net worth.

    Interest expense for the years ended May 3, 1997, April 27, 1996 and April 29, 1995, was $12,099,000, $13,119,000 and $9,136,000, respectively.
    Interest paid for the years ended May 3, 1997, April 27, 1996 and April 29, 1995 was $11,222,000, $13,178,000 and $8,004,000, respectively.

                                ---------------


7.   Income Taxes:
     ------------

     The domestic and foreign components of income (loss) before income taxes and minority interests for the years ended May 3, 1997, April 27, 1996 and April 29, 1995 are as follows:

                                            1997            1996           1995
                                            ----            ----           ----
     Domestic                           $10,896,000     $(33,663,000)   $44,127,000
     Foreign                              2,109,000       (2,068,000)       302,000
                                        -----------     ------------    -----------
     Income (loss) before income
       taxes and minority interests     $13,005,000     $(35,731,000)   $44,429,000
                                        ===========     ============    ===========

     Provisions for income taxes for the years ended May 3, 1997, April 27, 1996 and April 29, 1995 consist of the following:

                                           1997             1996           1995
                                           ----             ----           ----
     Currently payable:
       Federal                          $ 9,054,000     $(11,059,000)   $14,738,000
       Foreign                              477,000        1,049,000        475,000
       State and other                      794,000       (2,560,000)     2,882,000

     Deferred, net:
       Federal                           (4,646,000)          87,000       (390,000)
       Foreign, state and other            (770,000)        (255,000)       104,000
                                        -----------     ------------    -----------
                                        $ 4,909,000     $(12,738,000)   $17,809,000
                                        ===========     ============    ===========

     The following table provides a reconciliation of the Company's effective income tax rate to the statutory federal income tax rate:

                                                Percent of Income/Loss
                                                ----------------------

                                            1997          1996          1995
                                            ----          ----          ----
       Federal statutory rate               35.0%         35.0%         35.0%
       State and local income taxes         (1.8)          5.1           4.4
       Effect of foreign tax provisions     (2.6)         (4.1)          0.6
       Effect of minority interests          1.9           0.5          (1.2)
       Other                                 5.2          (0.9)          1.3
                                            ----          ----          ----
            Effective tax rate              37.7%         35.6%         40.1%
                                            ====          ====          ====

     Items that gave rise to significant portions of the deferred tax accounts at May 3, 1997, April 27, 1996 and April 29, 1995 are as follows:

                                         May 3, 1997                 April 27, 1996             April 29, 1995
                                 ----------------------------  --------------------------  --------------------------
                                 Deferred Tax    Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax
                                    Assets        Liabilities     Assets      Liabilities     Assets      Liabilities
     ----------------------------------------------------------------------------------------------------------------
     Allowances                   $10,612,000     $ 6,503,000   $ 6,807,000   $ 5,228,000    $4,732,000   $ 2,972,000
     Employee benefits              2,139,000          10,000     1,585,000       122,000     1,810,000       370,000
     Property and equipment           738,000       8,190,000     1,462,000     8,076,000       856,000     7,459,000
     Inventories                      906,000       2,053,000       278,000     4,513,000       342,000     4,861,000
     Other                            550,000         408,000       172,000           ---       176,000        57,000
                                  -----------     -----------   -----------   -----------    ----------   -----------
                                  $14,945,000     $17,164,000   $10,304,000   $17,939,000    $7,916,000   $15,719,000
                                  ===========     ===========   ===========   ===========    ==========   ===========

     The Company intends to reinvest indefinitely the undistributed earnings of its foreign subsidiaries. Accordingly, the potential withholding tax of approximately $1,300,000 on undistributed earnings of foreign subsidiaries of approximately $26,500,000 has not been recorded as of May 3, 1997. The Company has net operating loss carryforwards in certain of its foreign subsidiaries for tax purposes of $8,393,000 which expire predominantly in 2001 to 2006.

     Income taxes paid in 1997, 1996 and 1995 were approximately $8,833,000, $1,865,000 and $19,569,000, respectively.

                          ----------------

8.   Property and Equipment:

     Property and equipment consists of the following:

                                             1997          1996          1995
                                         ------------  ------------  ------------
       Land                              $  4,238,000  $  4,877,000  $  6,741,000
       Buildings and improvements          24,564,000    31,793,000    42,312,000
       Display fixtures                    96,721,000   112,207,000   101,051,000
       Equipment, furniture and other      67,450,000    60,983,000    61,513,000
                                         ------------  ------------  ------------
                                          192,973,000   209,860,000   211,617,000
       Less accumulated depreciation
        and amortization                   97,254,000    98,505,000    86,845,000
                                         ------------  ------------  ------------
                                         $ 95,719,000  $111,355,000  $124,772,000
                                         ============  ============  ============

9.   Stock Plans:

     The Company's shareholders approved the adoption of the Handleman Company 1992 Performance Incentive Plan (the "Plan"), which authorizes the granting of stock options, stock appreciation rights and restricted stock. At any given time, the maximum number of shares of stock which may be issued pursuant to restricted stock awards or granted pursuant to stock options or stock appreciation rights shall not exceed 5% of the number of shares of the Company's common stock outstanding as of the immediately preceding fiscal year end. After deducting restricted stock, options and awards issued or granted under the Plan since adoption in September 1992, 724,999 shares of the Company's stock are available for use under the Plan as of May 3, 1997.

     Pursuant to the restricted stock provisions of the Plan, 124,529 shares of common stock were forfeited during the year ended May 3, 1997. Restricted shares are held in the custody of the Company and vest only if specified performance goals are achieved. These shares are treated as outstanding for purposes of calculating earnings per share and payment of dividends. If the minimum performance goals under which an award is issued are not satisfied, the shares are forfeited. If performance goals are exceeded, a maximum of 81,826 additional shares can be issued. The number of shares which may vest will be prorated to the extent actual results are between minimum and maximum performance goals. Through 1997, the Company has not recorded any net compensation expense related to the restricted stock because minimum performance goals have not been achieved.

     Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation and Stock Option Committee of the Board of Directors, for the years ended April 29, 1995, April 27, 1996 and May 3, 1997 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

                                                     Number        Option         Weighted
                                                   Of Shares     Price Range     Average Price
                                                   ---------   ---------------   -------------

       Balance, April 30, 1994                     1,217,454   $11.75 - $22.17      $14.64
       Granted                                        99,200    10.44 -  14.25       12.36
       Terminated                                    (93,825)   10.44 -  21.83       14.70
       Exercised                                       - 0 -       --       --          --
                                                   ---------   ---------------      ------
       Balance, April 29, 1995                     1,222,829   $10.44 - $22.17       14.45
       Granted                                       336,000    10.06 -  10.06       10.06
       Terminated                                   (256,145)   10.06 -  21.83       13.65
       Exercised                                       - 0 -       --       --          --
                                                   ---------   ---------------      ------
       Balance, April 27, 1996                     1,302,684   $10.06 - $22.17       13.48
       Granted                                       350,000     6.75 -   8.31        6.80
       Repriced                                       56,975     6.38 -   7.13        7.03
       Terminated, including repriced options       (396,744)    6.75 -  22.17       12.93
       Exercised                                       - 0 -       --       --          --
                                                   ---------   ---------------      ------
       Balance, May 3, 1997                        1,312,915   $ 6.38 - $21.83      $11.58
                                                   =========   ===============      ======
       Number of shares exercisable
        at May 3, 1997                               777,940
                                                   =========

                               ----------------



  9. Stock Plans:  (continued)
     -----------

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, no stock option compensation expense is included in the determination of net income in the statement of operations. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings and earnings per share in fiscal years 1997 and 1996 would not have been material.

                               ----------------


10.  Quarterly Financial Summary (Unaudited):
     (amounts in thousands except per share data)


                                         FOR THE THREE MONTHS ENDED
                                         --------------------------



                                            July 27,    Oct. 26,    Jan. 31,     May 3,
     Fiscal Year 1997                         1996        1996        1997        1997
     ----------------                      --------    --------    --------    --------
     Net sales                             $225,026    $347,080    $330,532    $278,399
     Gross profit                            50,729      78,331      79,979      65,219
     Income (loss) before income taxes      (11,967)     11,897      12,076         999
     Minority interest                         (659)       (371)     (1,471)       (243)
     Net income (loss)                       (8,181)      6,822       6,527         184
     Earnings (loss) per share                 (.24)        .20         .19         .01*
     Dividends per share                         --          --          --          --



                                           July 29,    Oct. 28,    Jan. 31,    April 27,
     Fiscal Year 1996                        1995        1995        1996        1996
     ----------------                      --------    --------    --------    --------

     Net sales                             $230,789    $295,170    $345,605    $261,043
     Gross profit                            52,558      71,079      70,930      35,618
     Income (loss) before income taxes       (9,727)      4,662       1,543     (32,209)
     Minority interest                         (104)        389          90         142
     Net income (loss)                       (6,469)      3,365       1,097     (20,469)
     Earnings (loss) per share                 (.19)        .10         .03*       (.61)*
     Dividends per share                        .11         .11         .05         ---




                                           July 30,    Oct. 29,    Jan. 31,    April 29,
     Fiscal Year 1995                        1994        1994        1995        1995
     ----------------                      --------    --------    --------    ---------

     Net sales                             $212,464    $347,160    $362,911    $303,527
     Gross profit                            51,016      80,232      82,087      65,129
     Income before income taxes               1,401      25,229      17,457         342
     Minority interest                           63         (19)      1,437         (78)
     Net income                                 901      15,480      11,096         546
     Earnings per share                         .03         .46         .33         .02*
     Dividends per share                        .11         .11         .11         .11



   * Earnings per common share were improved by $.06 and $.04 for the fourth quarters of fiscal 1997 and fiscal 1995, respectively, resulting from various year-end adjustments to previous accrual estimates. Income before income taxes for the quarter ended April 27, 1996 includes the effect of a $14,500,000 pre-tax inventory reduction provision ($.26 per share after tax). Income before income taxes for the quarters ended January 31, 1996 and April 29, 1995 include the effect of pre-tax provisions for realignment of operations of $1,500,000 ($.03 per share after tax) and $5,500,000 ($.10 per share after tax), respectively. See note 4 to the consolidated financial statements.

Item 9.                 DISAGREEMENTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES

   Not applicable

                                   PART III.

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed on or before August 28, 1997, and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Name and Age                       Office and Year First Elected
------------------------    ----------------------------------------------------

Stephen Strome        52    (1) President (1990), Chief Executive Officer (1991)
                                and Director (1989)

Peter J. Cline        50    (2) Executive Vice President/President of Handleman
                                Entertainment Resources (1994)

Lawrence R. Hicks     52    (3) Executive Vice President/Sales and Merchandising
                                (1994)

Stephen Nadelberg     56    (4) Senior Vice President/President of NCE (1997)

Arnold Gross          56    (5) Senior Vice President/President of Handleman
                                International (1997)

Leonard A. Brams      46    (6) Senior Vice President/Finance, Chief Financial
                                Officer and Secretary (1997)

Thomas C. Braum, Jr.  42    (7) Vice President (1992) and Corporate
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

4. Stephen Nadelberg has served as Senior Vice President/President of North Coast Entertainment since joining the Company in February 1997. Prior to joining Handleman Company, Mr. Nadelberg was employed from 1974 to 1996 by Allied Domecq Spirits & Wines, parent company of Hiram Walker, Inc., where he held various positions most recently as Vice President and General Manager of global product development.

5. Arnold Gross has served as Senior Vice President/International since 1996. In June of 1997, Mr. Gross was elected Senior Vice President/President of Handleman International. From 1994 to 1995, Mr. Gross served as Director General of Rackjobbing, S.A. de C.V., the Company's joint venture in Mexico. Prior to joining Handleman Company, Mr. Gross served from 1983 to 1993 as President of A&M Development.

6. Leonard A. Brams has served as Senior Vice President/Finance, Chief Financial Officer and Secretary since joining the Company in June 1997. Prior to joining Handleman Company, Mr. Brams was Vice President/Administration and Chief Financial Officer for Talon LLC from 1995 until 1997, and Vice President Finance of United Technologies Automotive from 1990 until 1994.

7. Thomas C. Braum, Jr. has served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

Item 11.                    EXECUTIVE COMPENSATION

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed on or before August 28, 1997 and such information is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed on or before August 28, 1997 and such information is incorporated herein by reference.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed on or before August 28, 1997 and such information is incorporated herein by reference.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following financial statements and supplementary data are filed as a part of this report under Item 8.:

              Report of Independent Accountants

              Consolidated Balance Sheet at May 3, 1997, April 27, 1996
                           and April 29, 1995.

              Consolidated Statement of Operations - Years Ended May 3, 1997,
                           April 27, 1996 and April 29, 1995.

              Consolidated Statement of Shareholders' Equity - Years Ended
                           May 3, 1997, April 27, 1996 and April 29, 1995.

              Consolidated Statement of Cash Flows - Years Ended May 3, 1997,
                           April 27, 1996 and April 29, 1995.

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

     3. Exhibits as required by Item 601 of Regulation S-K.

        S-K Item 601 (3)

          The Registrant's Restated Articles of Incorporation dated June 30, 1989 were filed with the Form 10-K dated May 1, 1993, and are incorporated herein by reference. The Registrant's Bylaws adopted March 7, 1990, as amended June 16, 1993 and further amended December 6, 1995, were filed with the Form 10-K dated April 27, 1996, and are incorporated herein by reference.

        S-K Item 601 (10)

          The Registrant's 1983 Stock Option Plan was filed with the Commission in Form S-8 dated January 18, 1985, File No. 2-95421. The first amendment to the 1983 Stock Option Plan, adopted on March 11, 1987, was filed with the Commission with the Form 10-K for the year ended May 2, 1987. The plan, as amended, is incorporated herein by reference.

          The Registrant's 1992 Performance Incentive Plan was filed with the Commission in Form S-8, dated March 5, 1993, File No. 33-59100.

          The advisory agreement with David Handleman was filed with the Form 10-K for the year ended April 28, 1990.

          The Credit Agreement among Handleman Company, the Banks named therein and NBD Bank, N.A., as Agent, dated July 12, 1994 was filed with the Form 10-K for the year ended April 28, 1995. Amendments Nos. 1, 2 and 3 to the Credit Agreement were filed with Commission with the Form 10-K for the year ended April 27, 1996.

          The Note Agreement dated as of November 1, 1994 was filed with the Form 10-K for the year ended April 28, 1995.

          The change in control agreements dated March 17, 1997 between Handleman Company and certain executive officers of the Company are filed as Exhibits A and B to this Form 10-K.

        S-K Item 601 (21) - Subsidiaries of the Registrant:

          Handleman Company of Canada, Limited, an Ontario Corporation
          Scorpio Productions, Inc., a Texas Corporation
          Hanley Advertising Company, a Michigan Corporation
          Rackjobbing, S.A. de C.V.
          Rackjobbing Services, S.A. de C.V.
          Michigan Property and Risk Management Company, a Michigan Corporation North Coast Entertainment, Inc., a Michigan Corporation
          Anchor Bay Entertainment, Inc., a Michigan Corporation
          Sellthrough Entertainment, Inc., a Michigan Corporation
          North Coast Entertainment, Ltd., a Canadian Corporation
          Sofsource, Inc., a Michigan Corporation
          Madacy Entertainment Group, Inc., a Michigan Corporation
          Mediaphon, Gmbh, a German Corporation
          Madacy Entertainment Group, Ltd., a Canadian Corporation
          American Sterling Corp., a Delaware Corporation
          Handleman de Argentina S.A.
          Handleman do Brasil Commercial Ltd.
          Sellthrough Entertainment, Limited, a Canadian Corporation
          Madacy Entertainment (U.K.) Limited
          Bosco Music, Inc., a Michigan Corporation
          HGV Video Productions, Inc., an Ontario Corporation

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

                                                                    Exhibit (23)



                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Handleman Company and Subsidiaries on Form S-3 (File Nos. 33-16553, 33-26456, 33-33797 and 33-42018) and Form S-8 (File Nos. 2-60162, 2-95421, 33-59100,
33-16637 and 33-69030) of our report dated June 11, 1997, on our audits of the consolidated financial statements and financial statement schedule of Handleman Company and Subsidiaries as of May 3, 1997, April 27, 1996, and April 29, 1995 and for the years then ended, which report is included in this Annual Report on Form 10-K.



Coopers & Lybrand L.L.P.



Detroit, Michigan
July 24, 1997

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED APRIL 29, 1995, APRIL 27, 1996 AND MAY 3, 1997

             COLUMN A                 COLUMN B     COLUMN C       COLUMN D         COLUMN E
      ----------------------         ----------   ----------   --------------   -------------

                                                                 Deductions:
                                     Balance at   Additions:     Adjustments
                                     Beginning    Charged to   of, or Charges     Balance at
           Description               Of Period     Expense      to, Reserve     end of Period
      ----------------------         ----------   ----------   --------------   -------------

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
                                     ===========  ===========      ===========    ===========

Year ended May 3, 1997:

     Accounts receivable,
     allowance for gross
     profit impact of estimated
     future returns                  $22,141,000  $ 7,959,000      $ 8,266,000    $21,834,000
                                     ===========  ===========      ===========    ===========
     Other assets, collectability
     allowance for receivables
     from bankrupt customers         $13,950,000  $ 3,805,000      $ 4,754,000    $13,001,000
                                     ===========  ===========      ===========    ===========

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        HANDLEMAN COMPANY



DATE:     July 25, 1997                 BY:       /s/ Stephen Strome
       -------------------                  -------------------------------
                                            Stephen Strome, President, Chief
                                            Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ Leonard A. Brams                           /s/ Thomas C. Braum, Jr.
---------------------------------------     ------------------------------------
Leonard A. Brams, Senior Vice President,    Thomas C. Braum, Jr., Vice President,
Finance and Chief Financial Officer          Corporate Controller
(Principal Financial Officer)                (Principal Accounting Officer)

              July 25, 1997                             July 25, 1997
---------------------------------------     ------------------------------------
                 DATE                                       DATE



           /s/ David Handleman                    /s/ Richard H. Cummings
---------------------------------------     ------------------------------------
David Handleman, Director                   Richard H. Cummings, Director
 (Chairman of the Board)

             July 25, 1997                            July 25, 1997
---------------------------------------     ------------------------------------
                 DATE                                     DATE



        /s/ James B. Nicholson                     /s/ Alan E. Schwartz
---------------------------------------     ------------------------------------
James B. Nicholson, Director                Alan E. Schwartz, Director

             July 25, 1997                             July 25, 1997
---------------------------------------     ------------------------------------
                 DATE                                      DATE


          /s/ Lloyd E. Reuss                        /s/ Gilbert R. Whitaker
---------------------------------------     ------------------------------------
Lloyd E. Reuss, Director                    Gilbert R. Whitaker, Jr., Director

             July 25, 1997                               July 25, 1997
---------------------------------------     ------------------------------------
                 DATE                                        DATE


           /s/ John M. Barth
---------------------------------------
John M. Barth, Director

             July 25, 1997
---------------------------------------
                 DATE