Form 10-Q
period 1997-08-02
HANDLEMAN CO /MI/
filed 1997-09-16
CIK 314727


                                     SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549
                                                   FORM 10-Q

                                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the 1st quarter ended August 2, 1997                                 Commission File Number 1-7923



                                              HANDLEMAN COMPANY
                        -----------------------------------------------------------------
                             (Exact name of registrant as specified in its charter)



          MICHIGAN                                                                     38-1242806
--------------------------------                                           ------------------------------------
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
 incorporation or organization)



  500 KIRTS BOULEVARD, TROY, MICHIGAN                  48084-4142                  Area Code 248 362-4400
----------------------------------------              -----------              ------------------------------
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

                                                 YES   X           NO
                                                    ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                                          DATE                            SHARES OUTSTANDING
-------------------------------                  -----------------------             ------------------------------
Common Stock - $.01 Par Value                        September 8, 1997                        33,366,529


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


                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (amounts in thousands except per share data)


                                        Three Months (13 Weeks) Ended
                                        -----------------------------
                                        August 2,           July 27,
                                          1997                1996
                                        ---------           ---------
Net sales                               $209,037            $225,026


Direct product costs                     159,517             174,297
                                        --------            --------
   Gross profit                           49,520              50,729

Selling, general and
   administrative expenses                54,955              58,075

Amortization of acquisition costs          1,300               1,900

Interest expense, net                      2,998               2,721
                                        --------            --------
   Loss before income taxes and
     minority interest                    (9,733)            (11,967)

Income tax benefit                         3,069               4,445

Minority interest                            194                (659)
                                        --------            --------
   Net loss                              ($6,470)            ($8,181)
                                        ========            ========
Loss per average common share
   outstanding during the period          ($0.19)             ($0.24)
                                        ========            ========
Average number of shares
   outstanding during the period          33,369              33,497
                                        ========            ========




       The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (amounts in thousands except share data)

                                                                                         August 2,           May 3,
                                                                                            1997              1997
ASSETS                                                                                   ----------        ----------
Current assets:
    Cash and cash equivalents                                                              $  8,294          $ 12,449
    Accounts receivable, less allowance of $19,217 at
      August 2, 1997 and $21,834 at May 3, 1997 for
      gross profit impact of estimated future returns                                       249,933           290,071
    Merchandise inventories                                                                 202,972           188,215
    Other current assets                                                                      9,915             9,643
                                                                                         ----------        ----------
                    Total current assets                                                    471,114           500,378
                                                                                         ----------        ----------
Property and equipment:
    Land                                                                                      4,238             4,238
    Buildings and improvements                                                               24,574            24,564
    Display fixtures                                                                         98,776            96,721
    Equipment, furniture and other                                                           68,723            67,450
                                                                                         ----------        ----------
                                                                                            196,311           192,973
    Less accumulated depreciation and amortization                                          104,036            97,254
                                                                                         ----------        ----------
                                                                                             92,275            95,719
                                                                                         ----------        ----------
Other assets, net of allowances                                                              72,188            71,789
                                                                                         ----------        ----------
                    Total assets                                                           $635,577          $667,886
                                                                                         ==========        ==========
LIABILITIES
Current liabilities:
    Accounts payable                                                                       $183,820          $197,301
    Accrued and other liabilities                                                            35,956            42,141
                                                                                         ----------        ----------
                    Total current liabilities                                               219,776           239,442
                                                                                         ----------        ----------
Debt, non-current                                                                           130,520           135,520
Other liabilities                                                                             8,309             9,271

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                                      --                --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 33,366,996 and 33,373,000 shares issued at
    August 2, 1997 and May 3, 1997, respectively                                                334               334
Paid-in capital                                                                              30,735            30,800
Foreign currency translation adjustment and other                                            (7,692)           (7,546)
Retained earnings                                                                           253,595           260,065
                                                                                         ----------        ----------
                    Total shareholders' equity                                              276,972           283,653
                                                                                         ----------        ----------
                    Total liabilities and shareholders' equity                             $635,577          $667,886
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

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (amounts in thousands)

                                                     Three Months Ended August 2, 1997
                               ----------------------------------------------------------------------------
                                                                    Foreign
                                 Common Stock                       Currency
                               -----------------                   Translation                    Total
                               Shares                 Paid-in      Adjustment     Retained    Shareholders'
                               Issued     Amount      Capital       and Other     Earnings       Equity
                               ------     ------      -------      ----------     --------    -------------
May 3, 1997                    33,373       $334      $30,800       ($7,546)      $260,065        $283,653

Net loss                                                                            (6,470)         (6,470)

Forfeitures of common
  stock related to
  employee benefit plans           (6)                    (65)           65                             --

Adjustment for foreign
  currency translation                                                 (211)                          (211)
                               ------       ----      -------       -------       --------        --------
August 2, 1997                 33,367       $334      $30,735       ($7,692)      $253,595        $276,972
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


                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (amounts in thousands)

                                                         Three Months (13 Weeks) Ended
                                                         -----------------------------
                                                         August 2,         July 27,
                                                           1997              1996
                                                         ---------        ----------
Cash flows from operating activities:

     Net loss                                             ($6,470)          ($8,181)
                                                         ---------        ----------
     Adjustments to reconcile net loss to net cash
        provided from (used by) operating activities:

        Depreciation                                        7,034             7,422
        Amortization of acquisition costs                   1,300             1,900
        Recoupment of license advances                      2,110             1,486

        (Increase) decrease in assets:

          Accounts receivable                              40,138            19,492
          Merchandise inventories                         (14,757)            1,840
          Other current assets                               (272)            5,339
          Other assets, net of allowances                     744               791

        Increase (decrease) in liabilities:

          Accounts payable                                (13,481)          (39,641)
          Accrued and other liabilities                    (6,185)           (6,418)
          Other liabilities                                  (962)               29
                                                         ---------        ----------
          Total adjustments                                15,669            (7,760)
                                                         ---------        ----------
             Net cash provided from (used by)
                operating activities                        9,199           (15,941)
                                                         ---------        ----------
Cash flows from investing activities:
     Additions to property and equipment                   (3,992)           (3,562)
     Retirements of property and equipment                    402             1,590
     License advances                                      (4,553)           (2,056)
                                                         ---------        ----------
            Net cash used by investing activities          (8,143)           (4,028)
                                                         ---------        ----------
Cash flows from financing activities:
     Issuances of debt                                    209,600           229,211
     Repayments of debt                                  (214,600)         (221,211)
     Other changes in shareholders' equity, net              (211)             (256)
                                                         ---------        ----------
            Net cash provided from (used by)
               financing activities                        (5,211)            7,744
                                                         ---------        ----------

             Net decrease in cash and cash equivalents     (4,155)          (12,225)

             Cash and cash equivalents at beginning
                of period                                  12,449            19,936

             Cash and cash equivalents at end of         ---------        ----------
                period                                   $  8,294         $    7,711
                                                         =========        ==========


The accompanying notes are an integral part of the consolidated financial statements.


                                      -4-



                                HANDLEMAN COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjust-ments necessary to present fairly the financial position of the Company as of August 2, 1997, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended August 2, 1997 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 3, 1997 is derived from the audited consolidated financial statements of the Company included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 3, 1997.

2. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 superseded APB 15, "Earnings Per Share," and simplified the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted shares outstanding. The new standard requires presentation of both basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB 15. The Company will adopt the provisions of this statement, as required, in the third quarter of fiscal 1998. The adoption of this statement will not have a material effect on EPS.

                               HANDLEMAN COMPANY
                               -----------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Net sales for the first quarter ended August 2, 1997 decreased 7% to $209.0 million from $225.0 million for the first quarter of last year. The net loss for the first quarter ended August 2, 1997 was $6.5 million or a loss of $.19 per share, compared to a net loss of $8.2 million or a loss of $.24 per share for the first quarter ended July 27, 1996.

The Company has three operating units: Handleman Entertainment Resources ("H.E.R."), North Coast Entertainment ("NCE") and Handleman International ("International"). The sales amounts discussed below include sales between operating units which were eliminated in consolidation.

H.E.R. had net sales of $165.9 million for the first quarter of fiscal 1998, compared to $182.9 million for the first quarter of fiscal 1997, a decrease of 9%. Within H.E.R., music sales were $127.4 million for the first quarter of this year, compared to $118.9 million for the first quarter last year, an increase of 7%. The increase in music sales was primarily the result of increased emphasis by the Company's customers on this product category and the strength of best selling items in the first quarter of this year versus the comparable quarter of last year. Sales of the Company's top 10 best selling items in the first quarter this year exceeded by approximately $14 million sales of the Company's top 10 best selling items in the first quarter last year.

H.E.R. video sales were $19.1 million for the first quarter of this year, a decrease of 54% from $41.6 million for the comparable prior year period. The decrease in video sales was substantially attributable to an approximate $10 million decrease in sales of mega-hit titles, as well as continuing increases in direct purchases of video products from manufacturers and studios by some of the Company's major customers, including its largest customer. The Company expects that the trend of certain major customers purchasing some or all video products directly from manufacturers and studios will continue. The Company cannot yet determine the impact, if any, the aforementioned trend will have on results of operations for fiscal 1998 and subsequent fiscal years.

H.E.R. book sales were $12.3 million for the first quarter of fiscal 1998, compared to $14.7 million for the first quarter of fiscal 1997, a decrease of 16%. The first quarter of last year benefited from the release of a successful series of children's products that were heavily promoted by the Company's customers. H.E.R. personal computer software sales were $7.1 million for the first quarter of this year, compared to $7.7 million for the comparable prior year period, a decrease of 8%. The reduction in personal computer software sales primarily resulted from a decrease in the number of departments shipped, which was substantially attributable to customers exiting the computer business.

NCE is responsible for the Company's proprietary operations, which includes music, video and personal computer software products. NCE had net sales of $22.8 million for the first quarter of fiscal 1998, compared to $26.5 million for the first quarter of the prior year, a decrease of 14%. The sales decrease was chiefly caused by the timing and level of customer promotional activities and general softness in the video market.

International includes category management operations in Canada, Mexico, Brazil and Argentina. International had net sales of $24.8 million for the first quarter of fiscal 1998, compared to $21.8 million for the first quarter of fiscal 1997, an increase of 14%. The increase in International sales was attributable to continued growth in each of the four markets in which the division operates, with over 85% of the sales increase being attributable to the Mexico and Argentina operations. These improved sales levels were spurred by the addition of new customers and increases in the number of departments shipped for existing customers.

The consolidated gross profit margin percentage for the first quarter of this year was 23.7% compared to 22.5% for the first quarter of last year. The increase in gross profit margin percentage was predominantly the result of reduced sales of low margin mega-hit video titles and increased H.E.R. music sales, which grew to 77% of H.E.R. net sales in the first quarter of this year from 65% of H.E.R. net sales in the first quarter of last year. Also contributing to the improvement in the gross profit margin percentage was an increase in the margin percentage on sales of NCE proprietary products.

Selling, general and administrative ("SG&A") expenses decreased by $3.1 million or 5% to $55.0 million for the first quarter ended August 2, 1997 from $58.1 million for the first quarter ended July 27, 1996. The reduction in SG&A expenses was attributable to many of the cost savings initiatives the Company has implemented over the past two years.

The Company's first fiscal quarter is traditionally its weakest quarter. The Company has historically generated the majority of its earnings in subsequent fiscal quarters.

Accounts receivable at August 2, 1997 were $249.9 million, compared to $290.1 million at May 3, 1997, a decrease of 14%. The decrease in accounts receivable principally resulted from the lower sales volume during the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997.


                                   * * * * *

On September 3, 1997, the Company superseded its existing credit agreement. In excess of 50% of the $150,000,000 facility available under the new agreement was provided by banks which had participated in the prior agreement. The new agreement, which expires in 2002, is substantially similar to the prior agreement which would have expired in 1999.

Management believes the credit agreement, as well as cash flow from operating activities, will continue to provide sufficient amounts to fund day-to-day operations and higher peak seasonal demands.

On September 8, 1997, the Board of Directors of the Company approved a share repurchase program pursuant to which up to 2 million shares of Handleman's common stock would be purchased by the Company over the next 12 months. This represents approximately 6 percent of the Company's currently issued and outstanding 33,366,529 shares. These shares would be acquired for general corporate purposes including stock programs.

With respect to any forward looking statements contained throughout this document, we wish to express cautionary statements that actual results could differ materially based on many meaningful factors, such as the number of departments shipped; customer requirements; the nature and extent of new product releases; the introduction of new configurations (e.g., CD, cassettes or VHS, DVD); implementation of new operating facilities and expense control items; the retail environment and the success of the Company's customers in such environment; and pricing and competitive pressures. An adverse impact from any one of these factors could offset the benefit from another factor. Additional information that could cause actual results to differ materially from any forward looking statements may be contained in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION

      Item 6.   Exhibits or Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter.


SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HANDLEMAN COMPANY



DATE:        September 16, 1997         BY:   /s/   Stephen Strome
     -------------------------------       --------------------------------
                                                    STEPHEN STROME
                                                     President and
                                                Chief Executive Officer



DATE:        September 16, 1997         BY:  /s/   Leonard A. Brams
     -------------------------------       --------------------------------
                                                 LEONARD A. BRAMS
                                            Senior Vice President, Finance
                                             and  Chief Financial Officer
                                             (Principal Financial Officer)


                                    -8-



PART II - OTHER INFORMATION