Form 10-Q
period 1997-11-01
HANDLEMAN CO /MI/
filed 1997-12-15
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the 2nd quarter ended November 1, 1997         Commission File Number 1-7923

                               Handleman Company
              ____________________________________________________

             (Exact name of registrant as specified in its charter)


         MICHIGAN                                     38-1242806
    ___________________                          ____________________

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


500 Kirts Boulevard, Troy, Michigan          48084-4142   Area Code 248 362-4400
___________________________________          __________   ______________________

(Address of principal executive offices)     (Zip code)   (Registrant's telephone number)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                      YES     X            NO
                           -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                        DATE               SHARES OUTSTANDING
______________________________        __________            __________________

Common Stock - $.01 Par Value       December 8, 1997             32,869,554

                               HANDLEMAN COMPANY



                                     INDEX


                                                           PAGE NUMBER
                                                           -----------


PART I - FINANCIAL INFORMATION
       Consolidated Statement of Operations................      1

       Consolidated Balance Sheet..........................      2

       Consolidated Statement of Shareholders' Equity......      3

       Consolidated Statement of Cash Flows................      4

       Notes to Consolidated Financial Statements..........      5

       Management's Discussion and Analysis of Operations..    6-9

PART II - OTHER INFORMATION AND SIGNATURES  . . . . . . . .     10

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                          Three Months (13 Weeks) Ended        Six Months (26 Weeks) Ended
                                          -----------------------------        ---------------------------
                                          November 1,       October 26,        November 1,     October 26,
                                             1997              1996               1997            1996
                                          -----------       -----------        -----------     -----------
Net sales                                   $315,285          $347,080           $524,322        $572,106


Direct product costs                         240,029           268,749            399,546         443,046
                                          -----------       -----------        -----------     -----------
   Gross profit                               75,256            78,331            124,776         129,060

Selling, general and
   administrative expenses                    59,451            61,992            114,406         120,067

Amortization of acquisition costs              1,344             1,472              2,644           3,372

Interest expense, net                          3,492             2,970              6,490           5,691
                                          -----------       -----------        -----------     -----------
   Income (loss) before income taxes
     and minority interest                    10,969            11,897              1,236             (70)

Income tax expense                            (4,387)           (4,704)            (1,318)           (259)

Minority interest                              1,738              (371)             1,932          (1,030)
                                          -----------       -----------        -----------     -----------

   Net income (loss)                          $8,320            $6,822             $1,850         ($1,359)
                                          ===========       ===========        ===========     ===========

Income (loss) per average common share
   outstanding during the period               $0.25             $0.20              $0.06          ($0.04)
                                          ===========       ===========        ===========     ===========

Average number of shares
   outstanding during the period              33,171            33,495             33,270          33,496
                                          ===========       ===========        ===========     ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (amounts in thousands except share data)

                                                         November 1,    May 3,
                                                             1997        1997
                                                         -----------   --------
ASSETS
Current assets:
    Cash and cash equivalents                             $  9,565     $ 12,449
    Accounts receivable, less allowance of $22,692 at
      November 1, 1997 and $21,834 at May 3, 1997 for
      gross profit impact of estimated future returns      324,269      290,071
    Merchandise inventories                                214,748      188,215
    Other current assets                                    10,621        9,643
                                                          --------     --------
            Total current assets                           559,203      500,378
                                                          --------     --------
Property and equipment:
    Land                                                     4,068        4,238
    Buildings and improvements                              22,995       24,564
    Display fixtures                                       102,352       96,721
    Equipment, furniture and other                          70,471       67,450
                                                          --------     --------
                                                           199,886      192,973
    Less accumulated depreciation and amortization         109,918       97,254
                                                          --------     --------
                                                            89,968       95,719
                                                          --------     --------
Other assets, net of allowances                             71,464       71,789
                                                          --------     --------
            Total assets                                  $720,635     $667,886
                                                          ========     ========

LIABILITIES
Current liabilities:
    Accounts payable                                      $246,176     $197,301
    Accrued and other liabilities                           36,904       42,141
                                                          --------     --------
            Total current liabilities                      283,080      239,442
                                                          --------     --------
Debt, non-current                                          150,440      135,520
Other liabilities                                            4,735        9,271

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
  authorized; none issued                                       --           --
Common stock, $.01 par value; 60,000,000 shares
  authorized; 32,969,907 and 33,373,000 shares issued
  at November 1, 1997 and May 3, 1997, respectively            330          334
Paid-in capital                                             28,252       30,800
Foreign currency translation adjustment and other           (8,117)      (7,546)
Retained earnings                                          261,915      260,065
                                                          --------     --------
            Total shareholders' equity                     282,380      283,653
                                                          --------     --------
            Total liabilities and shareholders' equity    $720,635     $667,886
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

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (amounts in thousands)


                                       Six Months Ended November 1, 1997
                       -------------------------------------------------------------------
                                                       Foreign
                          Common Stock                 Currency
                       ------------------            Translation                Total
                        Shares             Paid-in    Adjustment  Retained   Shareholders'
                        Issued    Amount   Capital    and Other   Earnings      Equity
                       --------  --------  -------   -----------  --------   -------------
May 3, 1997             33,373      $334   $30,800    ($7,546)    $260,065     $283,653

Net income                                                           1,850        1,850

Forfeitures of common
 stock related to
 employee benefit plans     (8)                (82)        82                        --

Common stock repurchased  (395)       (4)   (2,466)                              (2,470)

Adjustment for foreign
 currency translation                                    (653)                     (653)
                       --------  --------  --------   --------   ----------  -----------
November 1, 1997        32,970      $330   $28,252    ($8,117)    $261,915     $282,380
                       ========  ========  ========   ========   ==========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (amounts in thousands)



                                                                     Six Months (26 weeks) Ended
                                                                     ---------------------------
                                                                     November 1,     October 26
                                                                         1997           1996
                                                                     ------------   ------------
Cash flows from operating activities:

     Net income (loss)                                                    $1,850        ($1,359)
                                                                     ------------   ------------
     Adjustments to reconcile net income (loss) to net cash
        provided from (used by) operating activities:

        Depreciation                                                      14,208         14,682
        Amortization of acquisition costs                                  2,644          3,372
        Recoupment of license advances                                     6,716          4,572

        (Increase) decrease in assets:

          Accounts receivable                                            (34,198)       (89,685)
          Merchandise inventories                                        (26,533)        (1,103)
          Other current assets                                              (978)        12,826
          Other assets, net of allowances                                  1,846           (677)

        Increase (decrease) in liabilities:

          Accounts payable                                                48,875         48,855
          Accrued and other liabilities                                   (5,237)           458
          Other liabilities                                               (4,536)           136
                                                                     ------------   ------------
          Total adjustments                                                2,807         (6,564)
                                                                     ------------   ------------
             Net cash provided from (used by)
                operating activities                                       4,657         (7,923)
                                                                     ------------   ------------
Cash flows from investing activities:
     Additions to property and equipment                                 (10,268)       (10,340)
     Retirements of property and equipment                                 1,811          1,475
     License advances                                                    (10,881)        (5,896)
                                                                     ------------   ------------
             Net cash used by investing activities                       (19,338)       (14,761)
                                                                     ------------   ------------
Cash flows from financing activities:
     Issuances of debt                                                   687,600        604,982
     Repayments of debt                                                 (672,680)      (592,195)
     Repurchase of common stock                                           (2,470)             0
     Other changes in shareholders' equity, net                             (653)          (260)
                                                                     ------------   ------------
             Net cash provided from financing activities                  11,797         12,527
                                                                     ------------   ------------

             Net decrease in cash and cash equivalent                     (2,884)       (10,157)

             Cash and cash equivalents at beginning of period             12,449         19,936
                                                                     ------------   ------------
             Cash and cash equivalents at end of period                   $9,565         $9,779
                                                                     ============   ============


The accompanying notes are an integral part of the consolidated financial statements.


                                     -4-




                              HANDLEMAN COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of November 1, 1997, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended November 1, 1997 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 3, 1997 is derived from the audited consolidated financial statements of the Company included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 3, 1997.

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

                              HANDLEMAN COMPANY
                              -----------------


                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Net sales for the second quarter ended November 1, 1997 decreased 9% to $315.3 million, from $347.1 million for the second quarter ended October 26, 1996.
This decline was attributable to a $59.8 million decrease in video sales (predominantly low-margin, mega-hit titles) within the Company's Handleman Entertainment Resources ("H.E.R.") operating unit. Net income for the second quarter ended November 1, 1997 increased to $8.3 million or $.25 per share, from $6.8 million or $.20 per share for the second quarter last year.

Net sales for the first six months of fiscal 1998 were $524.3 million, compared to $572.1 million for the comparable six-month period last year, a decrease of 8%. Net income for the first six months this year was $1.9 million or $.06 per share, compared to a net loss of $(1.4) million or a loss of $(.04) per share for the first six months last year, an improvement of $.10 per share.

The Company has three operating units: H.E.R., North Coast Entertainment ("NCE") and Handleman International ("International"). H.E.R. had net sales of $241.6 million for the second quarter this year, compared to $284.4 million for the second quarter last year, a decrease of 15%. For the first six months of fiscal 1998, H.E.R. net sales were $407.5 million, compared to $467.3 million for the first six months of fiscal 1997, a decrease of 13% primarily due to a reduction in sales of mega-hit videos.

Within H.E.R., music sales were $178.7 million for the second quarter this year, compared to $163.9 million for the second quarter last year, an increase of 9%. The increase in music sales was primarily attributable to increased emphasis by the Company's customers on this product category and the strength of best selling music items in the second quarter this year versus the comparable quarter last year. Sales of H.E.R.'s top 10 best selling music items in the second quarter this year exceeded by approximately $5.9 million sales of H.E.R.'s top 10 best selling music items in the second quarter last year. Music sales for the first six months this year were $306.1 million, compared to $282.8 million for the first six months last year, an increase of 8%.

Compact disc ("CD") sales for the second quarter of fiscal 1998 were $149.8 million or 84% of H.E.R.'s music sales, compared to $122.2 million or 75% of H.E.R.'s music sales for the second quarter of fiscal 1997. For the first six months this year, CD sales were $254.0 million or 83% of H.E.R.'s music sales, compared to $213.4 million or 76% of H.E.R.'s music sales for the first six months last year.

As mentioned earlier, H.E.R.'s video sales declined $59.8 million, or 61%, to $37.8 million for the second quarter this year, from $97.6 million for the comparable quarter last year. Video sales for the first six months of fiscal 1998 were $56.9 million, compared to $139.2 million for the first six months of fiscal 1997, a decrease of 59%. The decreases in video sales during the second quarter and six-month periods resulted from lower sales of mega-hit titles, as well as continuing increases in direct purchases of video products from manufacturers by some of the Company's major customers, including its largest customer. The Company expects the trend of certain major customers purchasing some or all video products directly from manufacturers and studios will continue. The Company cannot yet determine the impact, if any, the aforementioned trend will have on results of operations for fiscal 1998 and subsequent fiscal years.

Book sales were $15.5 million for the second quarter of fiscal 1998, compared to $16.5 million for the second quarter of fiscal 1997, a decrease of 6%. The decrease in book sales reflected the strength of best selling items in the second quarter last year, compared to best selling items available during the second quarter this year. Sales of H.E.R.'s top 10 best selling books in the second quarter this year exceeded by approximately $.9 million sales of H.E.R.'s top 10 best selling books in the second quarter last year. Book sales for the six-month period ended November 1, 1997 were $27.8 million, compared to $31.2 million for the comparable six-month period last year, a decrease of 11%.
Fiscal 1997 six-month sales benefited from the release of a successful series of children's products that were heavily promoted by the Company's customers.

Personal computer software sales were $9.6 million for the second quarter this year, compared to $6.4 million for the same period last year, an increase of 50%. The increase in personal computer software sales resulted from a combination of continued growth of personal computer software sales within the mass merchant channel and the strength of recent new releases. Personal computer software sales increased 18% to $16.7 million for the first six months this year, from $14.1 million for the first six months last year.

NCE is responsible for the Company's proprietary product operations, which includes music, video and personal computer software products. NCE had net sales of $48.2 million for the second quarter of fiscal 1998, compared to $44.4 million for the second quarter last year, an increase of 9%. This increase was attributed to favorable retailer and consumer response to NCE's proprietary products, as well as an approximately $3 million increase in sales of seasonal items. NCE had net sales of $71.0 million for the first six months this year, compared to $70.9 million for the same six-month period last year.

International includes category management operations in Canada, Mexico, Brazil and Argentina. International had net sales of $35.9 million for the second quarter of fiscal 1998, compared to $30.1 million for the second quarter of fiscal 1997, an increase of 19%. The increase in International sales was driven by the addition of new customers, with one new customer accounting for approximately $3.2 million in sales in the second quarter of fiscal 1998, as well as increases in the number of departments shipped for existing customers. International had net sales of $60.7 million for the first six months of fiscal 1998, compared to $51.9 million for the first six months of fiscal 1997, an increase of 17%.

The consolidated gross profit margin percentage for the second quarter this year was 23.9%, compared to 22.6% for the second quarter last year. Approximately two-thirds of the increase in the gross profit margin percentage was the result of reduced sales of low-margin video titles and increased H.E.R. music sales (which carry higher gross margins than other H.E.R. products). Music grew to 74% of H.E.R. net sales in the second quarter this year from 58% of H.E.R. net sales in the second quarter last year. Also contributing to the improvement in the gross profit margin percentage was an increase in NCE sales as a percentage of the overall sales mix (NCE sales carry a higher gross margin than sales in the other operating units). For the first six months this year, the gross profit margin percentage was 23.8%, compared to 22.6% for the comparable prior year period.

Selling, general and administrative ("SG&A") expenses decreased by $2.5 million to $59.5 million for the second quarter this year, from $62.0 million for the second quarter last year. For the six months ended November 1, 1997, the Company has reduced SG&A expenses by $5.7 million from the comparable prior year period. The continued reduction in SG&A expenses has resulted from many of the cost saving initiatives the Company has implemented over the past two years.

Interest expense for the second quarter of fiscal 1998 was $3.5 million, compared to $3.0 million for the second quarter of fiscal 1997. The increase was driven almost equally by higher interest rates and higher borrowing levels. Interest expense for the first six months of fiscal 1998 was $6.5 million, compared to $5.7 million for the first six months of fiscal 1997.

The increase in accounts receivable to $324.3 million as of November 1, 1997, from $290.1 million as of May 3, 1997 primarily resulted from the impact of the higher sales level in the second quarter of fiscal 1998, compared to the sales level in the fourth quarter of fiscal 1997.

The increase in merchandise inventories to $214.7 million as of November 1, 1997, from $188.2 million as of May 3, 1997 mainly resulted from increased inventory purchases in preparation for the upcoming holiday season. Merchandise inventories as of October 26, 1996 were $213.8 million.

The increase in accounts payable to $246.2 million as of November 1, 1997, from $197.3 million as of May 3, 1997 was predominantly attributable to the increase in merchandise inventories, mentioned above.

On September 8, 1997, the Board of Directors of the Company approved a share repurchase program pursuant to which up to two million shares of Handleman's common stock would be purchased by the Company over the succeeding 12 months. This represented approximately six percent of the Company's issued and outstanding shares as of September 8, 1997. These shares are being acquired for general corporate purposes including stock programs.

With respect to any forward looking statements contained throughout this document, we wish to express cautionary statements that actual results could differ materially based on many meaningful factors, such as the number of departments shipped; customer requirements; the nature and extent of new product releases; the introduction of new configurations (e.g. CD, cassettes or VHS, DVD); implementation of new operating facilities and expense control items; the retail environment and the success of the Company's customers in such environment; and pricing and competitive pressures. An adverse impact from any one of these factors could offset the benefit from another factor. Additional information that could cause actual results to differ materially from any forward looking statements may be contained in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security Holders

               An Annual Meeting of Shareholders of Handleman Company was held on September 9, 1997. Two items were voted on at the Annual Meeting. The first matter was the election of directors. The following individuals were elected as directors of the Company with each receiving at least 18,256,167 shares voted for election, while a maximum of 2,612,323 were withheld: Messrs. Stephen Strome, James B. Nicholson and Lloyd E. Reuss.

               The second matter voted on was an Amendment to the Company's 1992 Performance Incentive Plan to meet certain requirements of
               Section 162(m) of the Internal Revenue Code of 1986 and the Treasury Regulations thereunder. The Amendment was approved, with 20,141,053 shares voted for approval and a total of 727,437 shares voted either against or abstaining.

     Item 6.   Exhibits or Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter.



SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HANDLEMAN COMPANY
     DATE:  December 15, 1997
                                               BY: /s/  STEPHEN STROME
            -----------------                     ---------------------------
                                                        STEPHEN STROME
                                                         President and
                                                    Chief Executive Officer


    DATE:  December 15, 1997                   BY: /s/ LEONARD A. BRAMS
           -----------------                      --------------------------
                                                      LEONARD A. BRAMS
                                                 Senior Vice President, Finance
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)