Form 10-Q
period 1998-01-31
HANDLEMAN CO /MI/
filed 1998-03-16
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the 3rd quarter ended January 31, 1998         Commission File Number 1-7923


                               Handleman Company
              ____________________________________________________

             (Exact name of registrant as specified in its charter)


          MICHIGAN                                       38-1242806
_______________________________             ____________________________________

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



500 Kirts Boulevard, Troy, Michigan           48084-4142          Area Code 248 362-4400
________________________________________      __________     _______________________________

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


                      YES     X            NO
                           -------            -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             CLASS                     DATE          SHARES OUTSTANDING
______________________________    _______________    ____________________

Common Stock - $.01 Par Value     March 10, 1998          32,256,100

                               HANDLEMAN COMPANY



                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income..............................     1

       Consolidated Balance Sheet....................................     2

       Consolidated Statement of Shareholders' Equity................     3

       Consolidated Statement of Cash Flows..........................     4

       Notes to Consolidated Financial Statements....................     5

       Management's Discussion and Analysis of Operations............   6 - 9


PART II - OTHER INFORMATION AND SIGNATURES...........................    10

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                            Three Months (13 Weeks) Ended    Nine Months (39 Weeks) Ended
                                            -----------------------------    ----------------------------
                                            January 31,       January 31,    January 31,      January 31,
                                               1998              1997           1998             1997
                                            -----------       -----------    -----------      -----------

Net sales                                    $308,202           $330,532      $832,524          $902,638

Direct product costs                          231,882            250,553       631,428           693,599
                                             --------           --------      --------          --------
   Gross profit                                76,320             79,979       201,096           209,039

Selling, general and
   administrative expenses                     62,017             63,673       176,423           183,740

Amortization of acquisition costs               1,309              1,342         3,953             4,714

Interest expense, net                           3,097              2,888         9,587             8,579
                                             --------           --------      --------          --------
   Income before income taxes
     and minority interest                      9,897             12,076        11,133            12,006

Income tax expense                             (3,852)            (4,078)       (5,170)           (4,337)

Minority interest                                 909             (1,471)        2,841            (2,501)
                                             --------           --------      --------          --------

   Net income                                  $6,954             $6,527        $8,804            $5,168
                                             ========           ========      ========          ========

Earnings per share - basic and diluted          $0.21              $0.19         $0.27             $0.15
                                             ========           ========      ========          ========

Weighted average number of shares
   outstanding during the period - basic       32,741             33,480        33,094            33,491
                                             ========           ========      ========          ========

          The accompanying notes are an integral part of the consolidated financial statements.


                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (amounts in thousands except share data)

                                                                      January 31,         May 3,
                                                                        1998              1997
                                                                      ----------        ----------
ASSETS
Current assets:
    Cash and cash equivalents                                           $14,654           $12,449
    Accounts receivable, less allowance of $18,873 at
      January 31, 1998 and $21,834 at May 3, 1997 for
      gross profit impact of estimated future returns                   257,962           290,071
    Merchandise inventories                                             205,949           188,215
    Other current assets                                                 10,581             9,643
                                                                      ----------        ----------
                    Total current assets                                489,146           500,378
                                                                      ----------        ----------
Property and equipment:
    Land                                                                  4,039             4,238
    Buildings and improvements                                           24,774            24,564
    Display fixtures                                                    102,480            96,721
    Equipment, furniture and other                                       69,679            67,450
                                                                      ----------        ----------
                                                                        200,972           192,973
    Less accumulated depreciation and amortization                      112,851            97,254
                                                                      ----------        ----------
                                                                         88,121            95,719
                                                                      ----------        ----------
Other assets, net of allowances                                          71,153            71,789
                                                                      ----------        ----------
                    Total assets                                       $648,420          $667,886
                                                                      ==========        ==========
LIABILITIES
Current liabilities:
    Accounts payable                                                   $198,023          $197,301
    Accrued and other liabilities                                        40,140            42,141
                                                                      ----------        ----------
                    Total current liabilities                           238,163           239,442
                                                                      ----------        ----------
Debt, non-current                                                       122,140           135,520
Other liabilities                                                         2,634             9,271

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                  --                --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 32,406,100 and 33,373,000 shares issued at
    January 31, 1998 and May 3, 1997, respectively                          324               334
Paid-in capital                                                          23,926            30,800
Foreign currency translation adjustment and other                        (7,636)           (7,546)
Retained earnings                                                       268,869           260,065
                                                                      ----------        ----------
                    Total shareholders' equity                          285,483           283,653
                                                                      ----------        ----------
                    Total liabilities and shareholders' equity         $648,420          $667,886
                                                                      ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (amounts in thousands)

                                               Nine Months (39 Weeks) Ended January 31, 1998
                                 -------------------------------------------------------------------------
                                                                   Foreign
                                    Common Stock                   Currency
                                 ------------------               Translation                   Total
                                  Shares               Paid-in    Adjustment     Retained    Shareholders'
                                  Issued     Amount    Capital     and Other     Earnings      Equity
                                 --------   --------   --------   -----------   ----------   -------------
May 3, 1997                       33,373      $334     $30,800      ($7,546)     $260,065       $283,653

Net income                                                                          8,804          8,804

Forfeitures of common
  stock related to
  employee benefit plans            (122)       (1)     (1,394)       1,395                           --

Common stock repurchased            (845)       (9)     (5,480)                                   (5,489)

Adjustment for foreign
  currency translation                                               (1,485)                      (1,485)
                                 --------   --------   --------   -----------   ----------   -------------
January 31, 1998                  32,406      $324     $23,926      ($7,636)     $268,869       $285,483
                                 ========   ========   ========   ===========   ==========   =============

       The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (amounts in thousands)

                                                                      Nine Months (39 weeks) Ended
                                                                      ----------------------------
                                                                      January 31,      January 31,
                                                                         1998             1997
                                                                      -----------      -----------
Cash flows from operating activities:
  Net income                                                               $8,804           $5,168
                                                                      -----------      -----------
  Adjustments to reconcile net income to net cash
    provided from operating activities:

    Depreciation                                                           20,960           22,160
    Amortization of acquisition costs                                       3,953            4,714
    Recoupment of license advances                                          9,832            7,335

    (Increase) decrease in assets:

      Accounts receivable                                                  32,109          (14,522)
      Merchandise inventories                                             (17,734)         (19,752)
      Other current assets                                                   (938)          12,309
      Other assets, net of allowances                                       2,545           (2,190)

    Increase (decrease) in liabilities:

      Accounts payable                                                        722          (13,239)
      Accrued and other liabilities                                        (2,001)           4,617
      Other liabilities                                                    (6,637)             (39)
                                                                      -----------      -----------
      Total adjustments                                                    42,811            1,393
                                                                      -----------      -----------
         Net cash provided from operating activities                       51,615            6,561
                                                                      -----------      -----------
Cash flows from investing activities:
  Additions to property and equipment                                     (15,783)         (15,668)
  Retirements of property and equipment                                     2,421            5,233
  License advances                                                        (15,694)          (9,059)
                                                                       ----------      -----------
         Net cash used by investing activities                            (29,056)         (19,494)
                                                                       ----------      -----------
Cash flows from financing activities:
  Issuances of debt                                                     1,308,050          948,010
  Repayments of debt                                                   (1,321,430)        (953,090)
  Repurchase of common stock                                               (5,489)               0
  Other changes in shareholders' equity, net                               (1,485)            (567)
                                                                       ----------       ----------
         Net cash used by financing activities                            (20,354)          (5,647)
                                                                       ----------       ----------
         Net increase (decrease) in cash and cash equivalents               2,205          (18,580)

         Cash and cash equivalents at beginning of period                  12,449           19,936
                                                                       ----------       ----------
         Cash and cash equivalents at end of period                       $14,654           $1,356
                                                                       ==========       ==========

       The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 1998, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 1998 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 3, 1997 is derived from the audited consolidated financial statements of the Company included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 3, 1997.

                               HANDLEMAN COMPANY
                               -----------------


                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Net sales for the third quarter ended January 31, 1998 decreased 7% to $308.2 million, from $330.5 million for the third quarter ended January 31, 1997. This decline was primarily attributable to a decrease in video sales within the Company's Handleman Entertainment Resources ("H.E.R.") operating unit. Net income for the third quarter ended January 31, 1998 was $7.0 million or $.21 per share (basic and diluted), compared to $6.5 million or $.19 per share (basic and diluted) for the third quarter ended January 31, 1997.

Net sales for the first nine months of fiscal 1998 were $832.5 million, compared to $902.6 million for the comparable nine-month period last year, a decrease of 8%. Net income for the first nine months this year was $8.8 million or $.27 per share (basic and diluted), compared to $5.2 million or $.15 per share (basic and diluted) for the first nine months last year, an improvement of $.12 per share.

The Company has three operating units: H.E.R., North Coast Entertainment ("NCE") and Handleman International ("International"). H.E.R. had net sales of $236.0 million for the third quarter this year, compared to $262.7 million for the third quarter last year, a decrease of 10%. For the first nine months of fiscal 1998, H.E.R. net sales were $643.5 million, compared to $730.0 million for the first nine months last year, a 12% decrease primarily due to lower video sales.

Within H.E.R., music sales were $192.3 million for the third quarter of fiscal 1998, compared to $162.4 million for the third quarter of fiscal 1997, an increase of 18%. The increase in music sales was primarily attributable to increased emphasis by the Company's customers on this product category and the strength of best-selling items in the third quarter this year versus the comparable quarter last year. Sales of H.E.R.'s top 10 best-selling music items in the third quarter this year exceeded sales of H.E.R.'s top 10 best-selling music items in the third quarter last year by approximately $21.8 million.
Music sales for the nine-month period ended January 31, 1998 were $498.4 million, compared to $445.2 million for the nine-month period ended January 31, 1997, an increase of 12%.

Compact disc ("CD") sales for the third quarter this year were $159.5 million or 83% of H.E.R.'s music sales, compared to $126.9 million or 78% of H.E.R.'s music sales for the third quarter last year. For the first nine months of fiscal 1998, CD sales were $413.5 million or 83% of H.E.R.'s music sales, compared to $340.3 million or 76% of H.E.R.'s music sales for the comparable nine-month period last year.

H.E.R.'s video sales declined to $19.6 million for the third quarter this year, from $70.7 million for the comparable quarter last year, a decrease of $51.1
million or 72%.   Video sales for the first nine months of fiscal 1998 were
$76.5 million, compared to $209.9 million for the first nine months of fiscal 1997, a decrease of 64%. The decreases in video sales for both the third quarter and nine-month period were caused by continuing increases in direct purchases of video products from manufacturers by the Company's major customers, including its largest customer. The Company expects the trend of certain major customers purchasing some or all video products directly from manufacturers and studios will continue. The Company, however, believes the video sales level for the third quarter of fiscal 1998 is reflective of ongoing volume with its video account base.

H.E.R. book sales were $12.2 million for the third quarter of fiscal 1998, compared to $13.0 million for the third quarter of fiscal 1997, a decrease of 6%. The decrease in book sales reflected the strength of best-selling items in the third quarter last year and the lack of best sellers available during the third quarter this year. Book sales for the first nine months this year were $40.0 million, compared to $44.2 million for the comparable nine-month period last year, a decrease of 10%. Fiscal 1997 nine-month sales benefited from the release of a successful series of children's products that were heavily promoted by the Company's customers.

Personal computer software sales were $11.9 million for the third quarter this year, compared to $16.6 million for the same period last year, a decrease of 28%. The decrease in personal computer software sales primarily resulted from a decrease in the number of departments shipped, which was substantially attributable to two customers exiting the computer software business. Personal computer software sales were $28.6 million for the first nine months of fiscal 1998, compared to $30.7 million for the first nine months of fiscal 1997, a decrease of 7%.

NCE is responsible for the Company's proprietary product operations, which includes music, video and personal computer software products. NCE had net sales of $36.1 million for the third quarter of fiscal 1998, compared to $34.0 million for the third quarter last year, an increase of 6%. The increase was primarily attributable to strong sales of seasonal items. NCE had net sales of $107.1 million for the first nine months this year, compared to $104.9 million for the comparable nine-month period last year.

International includes category management operations in Canada, Mexico, Brazil and Argentina. International net sales were $42.1 million for the third quarter of fiscal 1998, compared to $41.9 million for the third quarter of fiscal 1997. International experienced decreased sales in Mexico of approximately $3.5 million in the third quarter this year, compared to the third quarter last year, primarily attributable to increased product returns and lower shipments driven by pressure from customers to reduce store inventory positions; this was offset by sales increases of approximately 14% in Brazil, Argentina, and, to some extent, Canada.

Sales growth in the Canadian unit, however, was negatively impacted by developments with two key customers during the quarter: one customer decided to exit the music and video business, and the Kmart stores serviced by the Company were sold to a retailer serviced by a competitor. Sales to these two customers for the quarter and nine months ended January 31, 1998 were $2.2 million and $14.6 million, respectively.

International had net sales of $102.8 million for the first nine months of fiscal 1998, compared to $93.8 million for the first nine months of fiscal 1997, an increase of 10%.

As a result of the lower sales in Mexico, as well as the need to recognize an additional provision for bad debts, the Company's Mexican unit had a net loss for the third quarter and first nine months of fiscal 1998. The Company has signed a letter of understanding to acquire its partner's equity interest in the Mexican operating unit; such transaction is expected to be consummated in the fourth quarter of fiscal 1998.

The consolidated gross profit margin percentage for the third quarter this year was 24.8%, compared to 24.2% for the third quarter last year. The increase in the gross profit margin percentage was predominantly the result of the increase in NCE sales as a percentage of overall Company sales (since sales of NCE products carry higher gross profit margin percentages than the overall gross profit margin percentage), as well as reduced sales of low-margin video titles. For the first nine months this year, the gross profit margin percentage was 24.2%, compared to 23.2% for the first nine months last year.

Selling, general and administrative ("SG&A") expenses decreased by $1.7 million to $62.0 million for the third quarter this year, from $63.7 million for the third quarter last year. For the nine months ended January 31, 1998, the Company has decreased SG&A expenses by $7.3 million from the comparable prior year period. The reduction in SG&A expenses primarily resulted from many of the cost saving initiatives the Company has implemented.

Interest expense for the third quarter and first nine months of fiscal 1998 was $3.1 million and $9.6 million, compared to $2.9 million and $8.6 million for the third quarter and first nine months last year, respectively. The increases were primarily attributable to higher borrowing levels.

The decrease in accounts receivable to $258.0 million as of January 31, 1998, from $290.1 million as of May 3, 1997 primarily resulted from a concerted multi-discipline, on-going collection effort.

The increase in merchandise inventories to $205.9 million as of January 31, 1998, from $188.2 million as of May 3, 1997 mainly resulted from the higher volume of customer returns in the third quarter this year, compared to the fourth quarter last year. The January 31, 1998 inventory level represents a $26.6 million reduction from the $232.5 million inventory balance the Company had as of January 31, 1997.

In order to continue to focus on more efficient distribution channels and to better control inventory levels and reduce costs, the Company has decided to consolidate the distribution activities currently at the Albany, New York warehouse into the Company's automated distribution center in Indianapolis, Indiana. Management will continue to review opportunities to further lower costs through increasing productivity of the two automated distribution centers.

On September 8, 1997, the Board of Directors of the Company approved a share repurchase program pursuant to which up to two million shares of Handleman's common stock would be purchased by the Company over the succeeding 12 months. This represented approximately six percent of the Company's issued and outstanding shares as of September 8, 1997. The shares are being acquired for general corporate purposes including stock programs. As of March 13, 1998, the Company has purchased 995,400 shares at an average price of approximately $6.50 per share.

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


                                       HANDLEMAN COMPANY


               DATE: March 16, 1998    BY: /s/ Stephen Strome
                     --------------       -------------------
                                               STEPHEN STROME
                                               President and
                                               Chief Executive Officer


               DATE: March 16, 1998    BY: /s/ Leonard A. Brams
                     --------------       ---------------------
                                               LEONARD A. BRAMS
                                               Senior Vice President, Finance
                                               and Chief Financial Officer
                                               (Principal Financial Officer)