Form 10-K
period 1998-05-02
HANDLEMAN CO /MI/
filed 1998-07-29
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 1998           Commission File No. 1-7923

                               HANDLEMAN COMPANY
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                       38-1242806
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

500 Kirts Boulevard, Troy, Michigan                     48084 - 4142
(Address of principal executive offices)                 (Zip Code)

                                  248-362-4400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                              Title of each class
                          COMMON STOCK $.01 PAR VALUE

                    Name of each exchange which registered
                            NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               YES  X     NO_____
                                  -----
State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of July 14, 1998 was $318,211,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of July 14, 1998 was 31,657,480.

Item 14(a) 3. on page 40 describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART 1
Item 1.                            BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the "Company" or "Handleman" or "Registrant"), which has its executive office in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

DESCRIPTION OF BUSINESS:
------------------------

Handleman Company is engaged in the sale and distribution of music, video, book and personal computer software products primarily to mass merchants throughout the United States, Canada, Mexico, Argentina and Brazil. The operations of the Company are divided into three operating units: Handleman Entertainment Resources ("H.E.R."), North Coast Entertainment ("NCE") and Handleman International ("International"). The Company's H.E.R. and International operating units provide additional services as a category manager (rackjobber) to their accounts. The Company's H.E.R. division provides such products and services in the United States, while the International division provides such services in Canada, Mexico, Argentina and Brazil. NCE is in the business of acquiring or licensing video, music and software products, giving it exclusive rights to manufacture and distribute such products.

On June 2, 1998, Handleman's Board of Directors approved a comprehensive strategic repositioning program designed to focus on the Company's core music distribution business and product line. The repositioning program has four major components:

 . Exiting the domestic video, book and software distribution and service operations.

 .  Sale of NCE's Sofsource software publishing subsidiary.

 . Significant reduction of the number of customers serviced in the music business.

 . Repurchase in the open market of up to $70 million of the outstanding common stock of the Company over 18 months. This repurchase program is subject to the realization of cash from asset sales and reduced working capital needs, as well as renegotiation of existing credit facilities.

During the first quarter of fiscal 1999, the Company sold its book distribution business and Sofsource, its software publishing subsidiary. The book distribution business was sold at approximately net book value and the Sofsource sale will generate a pre-tax gain in excess of $30 million.

In addition to the businesses being exited, the Company is reviewing its operations in Argentina, Brazil and Mexico to determine how best to maximize shareholder value from these entities. Decisions will be made with respect to each of these markets, and announced by the end of August 1998.

This repositioning program will result in a reduction of 900-1,000 positions (approximately 30% of the Company's total workforce). This reduction will occur predominantly in the H.E.R. division and the Troy corporate headquarters.

Handleman will operate NCE as a holding company. At this time there are no plans to divest any NCE businesses other than the completed sale of Sofsource.

See Note 3 of Notes to Consolidated Financial Statements, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the Company's repositioning program.

The following table sets forth net sales, and the approximate percentage contribution to consolidated sales, for the fiscal years ended May 2, 1998, May 3, 1997 and April 27, 1996, for the Company's three operating divisions:

                                                      Year Ended
                                                (Amounts in Millions)
                               -------------------------------------------------
                                 May 2, 1998      May 3, 1997     April 27, 1996
                                  (52 weeks)       (53 weeks)       (52 weeks)
                               ---------------  ---------------  ---------------
Handleman Entertainment Resources

     Music                         $  684.1         $  595.6         $  560.9
     % of Total                        61.9             50.4             49.5

     Video                             95.0            266.4            293.4
     % of Total                         8.6             22.6             25.9

     Book                              54.1             55.6             53.7
     % of Total                         4.9              4.7              4.8

     Personal Computer Software        37.5             41.7             50.2
     % Total                            3.4              3.5              4.4
                                   --------         --------         --------

Sub-Total                             870.7            959.3            958.2
% of Total                             78.8             81.2             84.6
                                   --------         --------         --------

North Coast Entertainment             131.3            134.4            101.5
% of Total                             11.9             11.4              9.0

International                         124.5            117.0             72.2
% of Total                             11.3              9.9              6.4

Eliminations, principally
 NCE sales to H.E.R.                  (22.0)           (29.7)           (18.1)
% of Total                             (2.0)            (2.5)            (1.6)

Closed Operation                        ---              ---             18.8
% of Total                              ---              ---              1.6
                                   --------         --------         --------

TOTAL                              $1,104.5         $1,181.0         $1,132.6
                                   ========         ========         ========

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

                                                                   Dollar Amounts in Thousands
                                                 ----------------------------------------------------------------

                                                       1998                   1997                    1996
                                                 ----------------      ------------------      ------------------

Net sales:
     United States                                  $  971,346             $1,053,358              $1,050,545
     Other                                             133,176                127,679                  82,062
                                                    ----------             ----------              ----------
Total net sales                                     $1,104,522             $1,181,037              $1,132,607
                                                    ==========             ==========              ==========

Operating income (loss):
     United States                                      26,743                 20,051              $  (18,562)
     Other                                             (14,153)                 3,921                  (5,130)
Interest expense, net                                  (12,319)               (10,967)                (12,039)
                                                    ----------             ----------              ----------
Income (loss) before income taxes
      and minority interest                         $      271             $   13,005              $  (35,731)
                                                    ==========             ==========              ==========

Identifiable assets:
     United States                                  $  537,811             $  619,548              $  658,323
     Other                                              75,245                 48,338                  35,591
                                                    ----------             ----------              ----------
Total assets                                        $  613,056             $  667,886              $  693,914
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

The Company purchases from many different vendors. The volume of purchases from individual vendors fluctuates from year-to-year based upon the salability of selections being offered by such vendors. Though within each product line a small number of major, financially sound vendors account for a high percentage of purchases, product must be selected from a variety of additional vendors in order to maintain an adequate selection for consumers. The Company must closely monitor its inventory exposure and accounts payable balances with smaller vendors which may not have the financial resources to honor their return commitments.

Since the public's taste for the products the Company supplies is broad and varied, Handleman is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company's exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-saleable product purchases exceed vendor return limitations. Vendors offer a variety of return programs, ranging from 100% returns to zero return allowance. Other vendors offer incentive and penalty arrangements to restrict returns. Accordingly, the Company may possess in its inventories non-saleable product that can only be returned to vendors with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendor's return policies.

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

H.E.R. and International also offer their customers a variety of "value-added" services:


Store Service: Sales representatives visit individual retail stores and meet with store management to discuss upcoming promotions, special merchandising efforts, department changes, current programs, or breaking releases which will increase sales. They also monitor inventory levels, check merchandise displays and install point-of-purchase advertising materials.


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

The Company determines the selections to be offered in its customers' retail stores, and ships these selections to the stores from one of its distribution centers. Slow-selling items are removed from the stores by the Company and are recycled for redistribution or return to the manufacturers. Returns from customer stores occur for a variety of reasons, including new releases which did not achieve their expected sales potential, ad product to be returned after the ad has run, regularly scheduled realignment pick-ups and customer directed returns. The Company provides a reserve for the gross profit margin impact of estimated customer returns.

During the fiscal year ended May 2, 1998 one customer, Kmart Corporation, accounted for approximately 33% of the Company's consolidated sales, while a second customer, Wal-Mart, accounted for approximately 32%. Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance or a significant unfavorable change in the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales and earnings.

                                  Operations
                                  ----------


The Company distributes products from facilities in the U.S., Canada, Mexico, Brazil and Argentina. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers' stores and the importance of timely delivery of new releases. Due to the nature of the home entertainment software business, display of new releases close to authorized "street dates" is an important driver of both retail sales and customer satisfaction.

The Company also operates regional return centers in the United States and Canada as a means to expedite the processing of customer returns. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled from returns from other stores.

During fiscal 1996, the Company opened its second high-technology automated distribution center ("ADC") in Indianapolis, Indiana. The Company had previously realigned its Western region by replacing certain distribution centers with its first ADC located in Sparks, Nevada. The Company has decided to consolidate the distribution and return processing activities currently at the Albany, Atlanta and Baltimore warehouses into the Company's ADC in Indianapolis, Indiana. This consolidation will be completed by the end of calendar 1998.

Due to the opening of the two ADCs, the Company has been able to transfer the operations of 13 music/video/software shipping branches, 4 book shipping branches and 4 product return centers to the ADCs. Management expects that transitioning additional warehouse activities into the Company's two ADCs will further reduce operating costs and decrease inventory levels, while improving the Company's speed and reliability in supplying products to its customers.

The Company also has a proprietary inventory management system ("PRISM"). PRISM automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. PRISM also provides the basis to develop title specific billing to allow the Company to better serve its customers.

                           North Coast Entertainment
                           -------------------------


NCE, a subsidiary of Handleman Company, includes the Company's proprietary product operations. NCE is the umbrella company for subsidiaries which acquire or develop master recordings, exclusive licensing and distribution agreements, and original productions. Such items are manufactured and then distributed to either rackjobbers, including H.E.R. and International, distributors or directly to retailers. NCE has operations in the United States and Canada, and to a lesser extent in Germany and the United Kingdom. In addition, NCE products are available in Mexico and South America. Most NCE products are categorized as budget, with many retailing for under $10. Products are designed to provide high margins to the retailer at prices that generate impulse sales.

NCE, the proprietary products group of the Company, provides the following opportunities:

 . NCE enables the Company to take a more active, and more profitable, role in the production of home entertainment products. This enhances the Company's profit potential.

 . NCE provides the Company with a wide array of product development and licensing opportunities for music and video products. This enables the Company to offer a broader range of more profitable products to its customers.

 . NCE gives the Company access to new distribution channels, new markets and new customers. For example, the Company can cross-sell music and video to new or existing customers through any NCE subsidiary sales organization.

NCE is currently comprised of a group of enterprises operating under different names:

 . Anchor Bay Entertainment markets a wide selection of video titles ranging from children's programs such as Thomas the Tank Engine, Tots TV, family movies like Huckleberry Finn, the Mobil Masterpiece Theater line, a popular Collector's Edition Series, holiday titles, best-selling horror/sci-fi movies and original fitness videos. Anchor Bay's film library encompasses several thousand titles and includes such classics as David O. Selznick's "Duel in the Sun" and Alfred Hitchcock's "Rebecca," as well as modern thrillers such as George Romero's "Dawn of the Dead" and John Carpenter's "Halloween." Its fitness programs include the popular series Crunch and a brand new line of Paula Abdul dance theme exercise videos. Anchor Bay provides films on the digital video disk format, the fastest growing segment of the video market. Anchor Bay supplies products to rackjobbers, specialty stores, mass merchants and distributors, as well as via direct response and catalog channels.

 . Madacy Entertainment Group packages and markets music and video products. In addition, the company owns the masters to more than 2,000 classical recordings. Its diverse offerings include a wide selection of pop, classical, contemporary and dance titles. Madacy has created a special expertise in compilation albums and recently signed an agreement with Time Inc. to package, promote and distribute for retail sale a number of Time/Life's musical collections, previously only available through direct channels. As a value-added service, Madacy also supplies private label products to major retailers. Mediphon GmbH, a German-based subsidiary, distributes audio products throughout Germany and the rest of Europe.

 .  Sellthrough Entertainment markets special holiday music and video products.
   While Sellthrough's business is focused primarily on its Christmas catalog, the company is expanding its sales to include Halloween and other holidays. In addition to H.E.R., its customers include mass merchants, drug stores, grocery stores and specialty stores.

On May 18, 1998, NCE and The itsy bitsy Entertainment Company, Inc. ("itsy bitsy") entered into an agreement for the purchase of shares of itsy bitsy. As a result, NCE owns a 75% share in itsy bitsy. Managerial and operating control of itsy bitsy will remain with its current management, who are retaining a meaningful minority interest in the company.

itsy bitsy is an entertainment marketing firm with exclusive rights to a number of childrens properties, including Teletubbies, Tots TV and Noddy. Under the terms of the agreement, itsy bitsy will establish a childrens unit with responsibility for the acquisition, development and marketing of future childrens entertainment properties and concepts for NCE.

This transaction advances a long-standing relationship among NCE, its subsidiary Anchor Bay Entertainment Inc., itsy bitsy and itsy bitsy management. Anchor Bay has worked with itsy bitsy or its management team on Tots TV, Teletubbies and expansion of the video label for Thomas The Tank Engine. Anchor Bay continues to hold the video rights to Thomas The Tank Engine, Tots TV and other successful properties.

The Company sold Sofsource, its software publishing subsidiary, to The Learning Company at a pre-tax gain in excess of $30 million. The transaction closed during the first quarter of fiscal 1999. Sofsource has been a profitable growth business within Handleman's NCE subsidiary. However, the software industry is going through significant consolidation. Sofsource is at a point where the resources necessary for growth are best provided by another investor that has the critical mass and commitment to focus on the industry.

NCE's management will continue to focus its attention on growing the business through licensing and acquiring or producing new products, as well as via new markets, geographical growth, growth within the home entertainment and educational categories, and selective acquisitions and joint ventures.

                                  Competition
                                  -----------

Handleman is primarily a category manager (rackjobber) of music products. The business of the Company is highly competitive as to both price and alternative supply arrangements in all of its product lines. Besides competition among the Company's mass merchant customers, the Company's customers compete with alternative sources from which consumers could purchase the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) video rental outlets, and (4) record clubs. The Company competes directly for sales to its customers with (1) manufacturers which bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other rackjobbers. In addition, some large mass merchants have "vertically integrated" so as to provide their own rackjobbing. Some of these companies, however, also purchase from independent rackjobbers. Also, new methods of in-home delivery of entertainment software products are being introduced.

The Company believes that the distribution of home entertainment software will remain highly competitive. The Company believes that customer service and continual progress in operational efficiencies are the keys to growth and profitability in this competitive environment.

                               Industry Outlook
                               ----------------

Information regarding industry outlook by product line follows (all years cited herein are calendar years):

Music
-----

According to the Recording Industry Association of America, the U.S. music industry posted sales, at list price, of $12.2 billion in calendar 1997, declining 2% from calendar 1996. According to Veronis, Suhler & Associates ("Veronis"), an entertainment industry investment banker, the U.S. market is expected to grow at a 5.6% compound annual rate through 2001. According to SoundScan, mass merchant sales accounted for 27% of music unit sales in calendar 1997 compared to 24% in calendar 1996.

Compact discs ("CDs") accounted for over 83% of music industry net revenues in 1997. Despite the growing dominance of CDs, cassettes still remain a popular format. Industry-wide sales of cassettes, including cassette singles, still represent sales of over $1.6 billion. Car stereos and portable systems, two areas where CDs have had less impact, still rely principally on the cassette. The size, cost and convenience of cassettes are also important factors in the continuing market for this music format.

Video
-----

According to VideoScan, the U.S. sellthrough video industry experienced a decrease in unit sales for 1997. In 1997, approximately 267 million units were sold compared to 281 million units in 1996. Veronis projects industry video sales to grow at an 11.2% compound annual rate through 2001.

                                   * * * * *


See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Nonrecurring and Repositioning Charges, on page 30 under
Item 8, for additional information regarding the Company's activities.

The Company's sales and earnings are of a seasonal nature. Note 9, Quarterly Financial Summary (Unaudited), on page 37 under Item 8 discloses quarterly results which indicate the seasonality of the Company's business.

The Company has approximately 3,400 employees as of May 2, 1998, of which none are unionized. The repositioning program will result in a reduction of 900-1,000 positions (approximately 30% of the Company's total workforce). This reduction will occur predominantly in the H.E.R. division and the Troy corporate headquarters. The Company believes it can continue to attract and retain adequate staff to support its ongoing business activities.

Item 2.                           PROPERTIES

The Company's H.E.R. division occupies four leased warehouses, two owned warehouses and nine leased satellite sales offices, all in the United States. The leased warehouses are located in Indianapolis, Indiana (3) and Reno, Nevada. The owned warehouses are located in Atlanta, Georgia and Baltimore, Maryland. The satellite sales offices are located in the states of Massachusetts, Ohio, Missouri, Arkansas, California, Oregon, Illinois and New York. The Company-owned warehouses in Atlanta, Georgia and Baltimore, Maryland are being sold in connection with the Company's repositioning program.

The Company's NCE division owns one warehouse located in Tampa, Florida and leases four warehouses located in Columbus, Ohio, Quebec, Canada (2), and Ontario, Canada. The warehouse in Tampa, Florida will be sold and leased-back in a transaction expected to close in the first quarter of fiscal 1999. NCE also occupies leased office space within the United States in the states of Texas, New Mexico, New Jersey and Missouri, as well as in Canada, Germany and the United Kingdom.

The Company's International division has leased warehouses in Montreal and Toronto, Canada, Buenos Aires, Argentina, Sao Paulo, Brazil and Mexico City, Mexico. The International division also has a leased satellite sales office in Calgary, Canada.

The Company owns its 130,000 square feet corporate office building located in Troy, Michigan. H.E.R.'s Atlanta building is encumbered by Economic Development Corporation Revenue Bonds, as explained in Note 5 to Handleman's Consolidated Financial Statements under Item 8. The bonds were issued in connection with the construction of the building.

Item 3.                         LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than ordinary routine litigation incidental to the business.

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

Below is a summary of the market price of the Company's common stock as traded on the New York Stock Exchange:

                               Fiscal Year Ended
                     -----------------------------------

                        May 2, 1998          May 3, 1997
                        -----------          -----------

      Quarter             Low       High      Low    High
      -------        ------------------------------------

First..............     5 15/16     7 1/8    4 3/4  7 3/8

Second.............     5 1/8       7 5/16   4 5/8  7

Third..............     5 13/16     7 3/8    6 3/8  9

Fourth.............     5 15/16    11 1/4    6 1/8  9

As of July 14, 1998, the Company had 3,922 shareholders of record.

The Company has not declared or paid dividends during the past two fiscal years.

Item 6.
                            SELECTED FINANCIAL DATA
                               HANDLEMAN COMPANY
                               FIVE YEAR REVIEW
            (amounts in thousands except per share data and ratios)

                                         1998       %       1997       %       1996       %       1995       %       1994       %
                                      ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
SUMMARY OF OPERATIONS:

Revenues                              $1,104,522  100.0  $1,181,037  100.0  $1,132,607  100.0  $1,226,062  100.0  $1,066,566  100.0
Gross profit, after direct product
 costs*                                  270,052   24.4     274,258   23.2     244,685   21.6     278,464   22.7     249,049   23.4
Selling, general and
 administrative expenses                 243,778   22.1     250,286   21.2     252,377   22.3     220,511   18.0     195,199   18.3
Depreciation and amortization;
 included in selling, general &
 administrative expenses                  32,733    3.0      35,330    3.0      36,884    3.3      31,801    2.6      31,725    3.0
Nonrecurring and repositioning
 related charges                          13,684    1.2         ---             16,000    1.4       5,500     .4       2,000     .2
Interest expense, net                     12,319    1.1      10,967     .9      12,039    1.1       8,024     .7       6,211     .6
Income (loss) before income taxes
 and minority interest                       271     **      13,005    1.1     (35,731)    **      44,429    3.6      45,639    4.3
Income tax expense (benefit)               2,800     .3       4,909     .4     (12,738)    **      17,809    1.4      17,983    1.7
Net income (loss)                            312     **       5,352     .5     (22,476)    **      28,023    2.3      27,656    2.6
Dividends                                    ---                ---              9,070             14,755             14,701
Average number of shares outstanding      32,868             33,481             33,576             33,518             33,389

PER SHARE DATA:

Earnings (loss) per share - basic
 and diluted                          $      .01         $      .16         $     (.67)        $      .84         $      .83
Dividends per share                          ---                ---                .27                .44                .44

FINANCIAL DATA:

Cash and receivables                  $  268,007         $  302,520         $  277,764         $  283,043         $  237,846
Inventories                              187,173            188,215            212,700            276,109            234,594
Current assets                           466,014            500,378            509,813            560,931            477,376
Additions to property and equipment       21,369             22,635             33,596             40,675             28,737
Total assets                             613,056            667,886            693,914            754,076            640,998
Debt, current                             18,913             15,000              4,000                ---             32,200
Current liabilities                      219,098            239,442            264,484            289,961            261,227
Debt, non-current                        114,768            135,520            143,600            146,200             76,364
Working capital                          246,916            260,936            245,329            270,970            216,149
Shareholders' equity                     273,807            283,653            279,560            311,652            299,493

FINANCIAL RATIOS:

Quick ratio
  (Cash and receivables/current
   liabilities)                              1.2                1.3                1.1                1.0                 .9
Working capital ratio
  (Current assets/current liabilities)       2.1                2.1                1.9                1.9                1.8
Inventory turns
  (Direct product costs/average
   inventories throughout year)              3.9                4.1                3.4                3.5                3.2
Debt to total capitalization ratio
  (Debt, non-current/debt,
    non-current plus shareholders'
    equity)                                 29.5%              32.3%              33.9%              31.9%              20.3%
Return on assets
  (Net income/average assets)                 **                 .8%                **                4.0%               4.3%
Return on beginning shareholders'
 equity
  (Net income/beginning shareholders
   equity)                                    .1%               1.9%                **                9.4%               9.6%

*  - Fiscal 1996 amount is before inventory reduction provision of $14,500.

** - Not meaningful

Note 1: See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the Company's activities.

Note 2: The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal 1998 and fiscal years 1994-1996 consisted of 52 weeks, whereas fiscal 1997 consisted of 53 weeks.

Item 7.                   Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations


The Company operates principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants, and also to specialty chain stores, drugstores and supermarkets.

On June 2, 1998, Handleman's Board of Directors approved a comprehensive strategic repositioning program designed to focus on the Company's core music distribution business and product line. The repositioning program has four major components:

 . Exiting the domestic video, book and software distribution and service operations.

 . Sale of Sofsource, North Coast Entertainment's software publishing subsidiary.

 . Significant reduction in the number of customers serviced in the music business.

 . Repurchase in the open market of up to $70 million of the outstanding common stock of Handleman Company over 18 months. This repurchase program is subject to the realization of cash from asset sales and reduced working capital needs, as well as renegotiation of existing credit facilities.

During the first quarter of fiscal 1999, the Company sold its book distribution business and Sofsource. The book distribution business was sold at approximately net book value and the Sofsource sale generated a pre-tax gain in excess of $30 million.

Handleman plans to exit its domestic video and software distribution business activities, as well as to cease providing services to smaller customers in the music distribution business. This is in addition to the sale of the book distribution business noted above. The decision was made to exit these activities, as well as to reduce the number of customers serviced in the music distribution business, because these businesses or customers either did not provide an appropriate and consistent rate of return or do not have the potential for sustainable growth and profitability.

In addition to the business activities being exited, the Company is reviewing its operations in Argentina, Brazil and Mexico to determine how best to maximize shareholder value from these entities. Decisions will be made with respect to each of these markets and announced by the end of August 1998.

Management expects the repositioning activities to be substantially completed during fiscal 1999. The program is expected to generate cash flow exceeding $150 million from the sale of assets and a reduction in working capital. Upon completion of the repositioning actions, the Company expects to realize annual ongoing cost savings in excess of $25 million (pre-tax). The expected savings will result from a reduction in operating costs at a rate that is greater than the projected decrease in revenues, because both average customer size and average sales volume of departments serviced increase significantly.

During the fourth quarter of fiscal 1998, the Company recognized a $13.7 million (pre-tax) charge representing principally costs associated with closing the Albany and Atlanta warehouses (which were consolidated into the Indianapolis automated distribution center) and the impairment of certain investments, as well as already incurred repositioning related costs.

In the first quarter of fiscal 1999, the Company expects to recognize additional nonrecurring charges of $90 million to $110 million (pre-tax) for the following items:

 .    Severance and related benefit costs for employees being terminated.

 .    Reduction to net realizable value of assets in those business activities being exited.

 .    Write-off of intangibles related to business activities being exited.

 .    Costs related to restructuring the Company's debt financing arrangements and other costs related to repositioning activities.

These charges will result in the Company incurring a substantial loss in the first quarter and for all of fiscal 1999. Repositioning related charges after the first quarter are expected to not exceed $15 million (pre-tax). Benefits are expected to begin in the second fiscal quarter as the program is implemented.

This repositioning program will result in a reduction of 900-1,000 positions (approximately 30% of the Company's total workforce). This reduction will occur predominantly in the Handleman Entertainment Resources division and the Troy corporate headquarters.

Handleman will continue to operate its North Coast Entertainment subsidiary. The Company is confident about the prospects at North Coast Entertainment and is committed to growing the business, as evidenced by the May 1998 acquisition of a majority interest in The itsy bitsy Entertainment Company, Inc., an entertainment marketing firm with exclusive rights to a number of childrens properties. At this time there are no plans to divest any North Coast businesses other than the completed sale of Sofsource.

In connection with the repositioning program, the Board of Directors approved the repurchase in the open market of up to $70 million of the Company's common stock over 18 months. This repurchase program will be subject to the generation of cash from the sale of assets and reduced working capital needs, as well as the renegotiation of the Company's existing credit agreements. In September 1997 the Board authorized a program to repurchase up to 2 million shares, of which
1.3 million shares had been acquired as of May 2, 1998 at a cost of approximately $9 million. This program has been replaced by the new repurchase program.

See Note 3 of Notes to Consolidated Financial Statements for further information on the repositioning program.

Comparison of 1998 with 1997
----------------------------

For the fiscal year ended May 2, 1998 ("fiscal 1998"), revenues decreased 6% to $1.10 billion from $1.18 billion for the fiscal year ended May 3, 1997 ("fiscal 1997"), primarily as a result of lower sales in the video distribution business. Net income for fiscal 1998 was $.3 million or $.01 per share, compared to $5.4 million or $.16 per share for fiscal 1997.

Since the repositioning program was approved and announced in the first quarter of fiscal 1999, the principal portion of the estimated repositioning costs will be charged to earnings in the first quarter of fiscal 1999. Net earnings for fiscal 1998 include after-tax nonrecurring charges of $11.2 million ($.34 per share), representing costs already incurred to facilitate the repositioning, as well as costs associated with closing the Albany and Atlanta warehouses and the impairment of certain investments.

The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal 1998 consisted of 52 weeks, whereas fiscal 1997 consisted of 53 weeks. Management believes the inclusion of one additional week in fiscal 1997 did not have a material effect on results of operations for fiscal 1997.

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

The following table sets forth net sales, and the approximate percentage contribution to consolidated revenues, for the Company's three operating divisions for the fiscal years ended May 2, 1998, May 3, 1997 and April 27, 1996:

                                                                                   Year Ended
                                                                          (Dollar Amounts in Millions)
                                                      --------------------------------------------------------------------

                                                        May 2, 1998               May 3, 1997              April 27, 1996
                                                         (52 weeks)                (53 weeks)                (52 weeks)
                                                      -------------            ---------------            ----------------
Handleman Entertainment Resources

     Music                                                 $  684.1                  $  595.6                    $  560.9
     % of Total                                                61.9                      50.4                        49.5

     Video                                                     95.0                     266.4                       293.4
     % of Total                                                 8.6                      22.6                        25.9

     Book                                                      54.1                      55.6                        53.7
     % of Total                                                 4.9                       4.7                         4.8

     Personal Computer Software                                37.5                      41.7                        50.2
     % Total                                                    3.4                       3.5                         4.4
                                                           --------                  --------                    --------

Sub-Total                                                     870.7                     959.3                       958.2
% of Total                                                     78.8                      81.2                        84.6
                                                           --------                  --------                    --------

North Coast Entertainment                                     131.3                     134.4                       101.5
% of Total                                                     11.9                      11.4                         9.0

International                                                 124.5                     117.0                        72.2
% of Total                                                     11.3                       9.9                         6.4

Eliminations, principally NCE sales to H.E.R.                 (22.0)                    (29.7)                      (18.1)
% of Total                                                     (2.0)                     (2.5)                       (1.6)

Closed Operation                                                ---                       ---                        18.8
% of Total                                                      ---                       ---                         1.6
                                                           --------                  --------                    --------

TOTAL                                                      $1,104.5                  $1,181.0                    $1,132.6
                                                           ========                  ========                    ========

H.E.R. had net sales of $870.7 million for fiscal 1998, compared to $959.3 million for fiscal 1997, a decrease of 9%. A discussion of H.E.R. sales by product line follows:

Fiscal year 1998 music sales grew 15% to $684.1 million from $595.6 million for fiscal 1997, due to increased sales of compact discs, increased market share with mass merchants and more "hit" albums in fiscal 1998 by artists such as Celine Dion, Garth Brooks, Spice Girls, Chumbawumba and LeAnn Rimes. CD sales for fiscal year 1998 were $562.8 million or 82% of H.E.R.'s music sales, compared to $460.7 million or 77% of H.E.R.'s music sales for fiscal year 1997. According to the Recording Industry Association of America, music industry CD dollar sales reached 83% of total music revenues for calendar 1997 versus 81% for calendar 1996.

Video sales declined 64% to $95.0 million for fiscal 1998 from $266.4 million for fiscal 1997, substantially attributable to customers buying direct from the major video studios. Book sales decreased 3% to $54.1 million for fiscal 1998 from $55.6 million for fiscal 1997, principally resulting from fewer hit titles. Personal computer software sales decreased 10% to $37.5 million this year from $41.7 million last year, primarily the result of two major customers exiting the product line.

NCE is responsible for the Company's proprietary operations, which include music, video and personal computer software products. NCE had net sales of $131.3 million for fiscal 1998, compared to $134.4 million last year, a decrease of 2%. This decrease was driven by a decrease in video sales which followed industry trends, as well as a slight decline in computer software product sales due to delayed releases of new titles. NCE sales to other divisions within the Company were $20.9 million for fiscal 1998 and $29.2 million for fiscal 1997.

International includes category management operations in Canada, Mexico, Brazil and Argentina. International had net sales of $124.5 million for fiscal 1998, compared to $117.0 million for fiscal 1997, an increase of 6%. The increase in International sales was principally from operations in Brazil and Argentina, where year-over-year net sales increased by $8.0 million and $4.4 million, respectively. These increases were offset, to some extent, by the loss of two major customers in Canada: The Bay, which exited the music and video businesses, and the Canadian Kmart stores which were acquired by Zellers. (During the first quarter of fiscal 1999, Zellers retained the Company to provide rackjobbing services for all of its stores.) Sales in International were also impacted by pressure from Mexican retailers to reduce store inventories which limited shipments and increased returns. The growth of the International operating unit and expansion to additional foreign countries has introduced operating risks (e.g., currency fluctuation, political and economic instability) that could have an effect on results of operations.

Direct product costs as a percentage of revenues declined to 75.6% in fiscal 1998 from 76.8% in fiscal 1997. The improvement in direct product costs as a percentage of revenues was substantially attributable to H.E.R., which experienced a reduction in low-margin, mega-hit video sales and an increase in music sales. Music products have a cost to revenue relationship lower than H.E.R.'s overall relationship of direct product costs to revenues.

Selling, general and administrative ("SG&A") expenses were $243.8 million (22.1% of revenues) for fiscal 1998, compared to $250.3 million (21.2% of revenues) for fiscal 1997. The decrease in SG&A expenses was attributable to improvements in the H.E.R. operating unit. The lower H.E.R. SG&A expense level was driven by the impact of the various initiatives that have been implemented to improve operational efficiency. The decrease in H.E.R. SG&A expenses was somewhat offset by increased SG&A expenses within the NCE and International operating units.

NCE fiscal 1998 SG&A expenses increased by $3.8 million over the fiscal 1997 SG&A expense level, primarily related to new product introductions. SG&A expenses in International increased by $5.6 million over the fiscal 1997 expense level as a result of the increased product returns in Mexico and the growth of the Brazilian and Argentine operations. Despite the increases in International and NCE, consolidated SG&A expenses declined $6.5 million for fiscal 1998 as a result of continued cost reductions in H.E.R., as discussed above.

Net interest expense for fiscal 1998 was $12.3 million, compared to $11.0 million for fiscal 1997. The increase was primarily attributable to higher interest rates.

Income before income taxes and minority interest in fiscal 1998 was $271,000, compared to $13.0 million in fiscal 1997. This decrease was primarily attributable to the $13.7 million provision for nonrecurring and repositioning related charges recorded in the fourth quarter of fiscal 1998.

Improvement in income before income taxes within H.E.R. was offset by deterioration in income before income taxes and minority interest within International. The improvement in H.E.R. was driven by the aforementioned reductions in both direct product costs as a percentage of revenues and SG&A expenses. The deterioration within International was primarily attributable to Mexico, which experienced an $8.8 million year-over-year decrease in income before taxes and minority interest. The resultant loss in Mexico was caused by the combination of lower customer shipments, increased product returns and higher SG&A expenses, as discussed above. Decreases in income before income taxes and minority interest in Brazil and Argentina of $1.3 million and $1.0 million, respectively, and an increase in corporate costs to support International activities, also contributed to the overall operating loss in International.

Mexican losses during the first three quarters of fiscal 1998 were mitigated to some extent by a sharing of the losses with the Company's joint venture partner. During the fourth quarter, Handleman acquired the interest of its partner in Mexico and, therefore, minority interest was not recorded. The minority interest was income of $2.8 million for fiscal 1998 and expense of $2.7 million for fiscal 1997.

Accounts receivable were $242.4 million at the end of fiscal 1998, compared to $290.1 million at the end of fiscal 1997, a decrease of 16%. The lower receivable balance was attributable to the lower level of sales during the fourth quarter this year compared to the fourth quarter last year, as well as a concerted multi-discipline, ongoing collection effort which reduced days sales outstanding in accounts receivable by seven days.

Merchandise inventories were $187.2 million as of May 2, 1998, compared to $188.2 million as of May 3, 1997, a decrease of $1.0 million. A substantial decrease in H.E.R. inventory levels, resulting from the Company's inventory reduction program, was mostly offset by increases in NCE and International inventory levels.

The decrease in net property and equipment for fiscal 1998 from fiscal 1997 was due to the disposal of video display fixtures, related to customers buying direct from the major studios, as well as the sale of certain Company owned facilities resulting from the transition to the automated distribution center ("ADC") system.

Debt, noncurrent was reduced by $20.7 million from $135.5 million as of May 3, 1997 to $114.8 million as of May 2, 1998. This decrease was achieved despite spending approximately $9.0 million in connection with the Company's share repurchase program.

Comparison of 1997 with 1996
----------------------------

Revenues for the fiscal year ended May 3, 1997 ("fiscal 1997") were $1.18 billion, compared to $1.13 billion for the fiscal year ended April 27, 1996 ("fiscal 1996"), an increase of 4%. Net income for fiscal 1997 was $5.4 million or $.16 per share, compared to a net loss of $22.5 million or $.67 per share for fiscal 1996. The operating results for fiscal 1996 included a $14.5 million pre-tax provision ($.26 per share) recorded for markdowns and other costs incurred in connection with the Company's inventory reduction program, and a $1.5 million pre-tax charge ($.03 per share) in connection with closing Entertainment Zone, a subsidiary which sold music, video and book products in departments leased from certain retailers.

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

H.E.R. net sales for fiscal 1997 were $959.3 million, approximately equal to fiscal 1996 net sales of $958.2 million. Following is a discussion of sales for each of H.E.R.'s four major product lines:

Music sales for fiscal 1997 increased 6% to $595.6 million from $560.9 million for fiscal 1996, mainly due to increased sales of compact discs. Compact disc ("CD") sales for fiscal 1997 were $ 460.7 million or 77% of H.E.R.'s music sales, compared to $401.1 million or 72% of H.E.R's music sales for fiscal 1996.

Video sales for fiscal 1997 were $ 266.4 million, a decline of 9% from $293.4 million for fiscal 1996, substantially attributable to a $17.8 million decline in sales of mega-hit titles. Book sales increased 4% to $55.6 million for fiscal 1997 from $53.7 million for fiscal 1996, principally resulting from an increase in the number of departments shipped. Personal computer software sales decreased 17% to $41.7 million for fiscal 1997 from $50.2 million for fiscal 1996, primarily the result of an $8.3 million sales decline from a major customer which exited the product line during the third quarter of fiscal 1997.

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

Direct product costs as a percentage of revenues for fiscal 1997 was 76.8%, compared to 78.4% for fiscal 1996. The year-over-year improvement in direct product costs as a percentage of revenues resulted from a number of factors including an increase in the proportion of NCE sales in the overall sales mix. This positively impacted the overall percentage since sales of NCE products carry lower product cost percentages than the overall direct product cost percentage. A significant portion of the decrease in the direct product cost to revenue percentage as compared to last year resulted from lower product cost percentages at each operating unit. The improvement within H.E.R. was substantially the result of music sales becoming a larger proportion of the H.E.R. sales mix and a reduction in sales of low margin mega-hit video titles. Approximately 80% of the 1.6 percentage point decrease in the direct product cost percentage from 78.4% for fiscal 1996 to 76.8% for fiscal 1997 could be attributed to the increase in NCE sales in the overall sales mix and the improved direct product cost percentage within H.E.R.

Selling, general and administrative ("SG&A") expenses were $250.3 million (21.2% of revenues) for fiscal 1997, compared to $252.4 million (22.3% of revenues) for fiscal 1996. The decrease in SG&A expenses as a percentage of revenues was attributable to improvements in the International and H.E.R. operating units. Within the International operating unit, which accounted for approximately 60% of the reduction in the SG&A expenses to revenue percentage, the improvement principally resulted from the spreading of fixed costs over the higher sales level and the inclusion of costs in fiscal 1996 related to the start-up of operations in Brazil and Argentina. The lower SG&A expenses to revenue percentage at H.E.R., which accounted for approximately 40% of the overall improvement, was driven by the impact of the various initiatives implemented to improve operational efficiency, such as implementing best practices at the warehouse and distribution facilities. These improvements were partially offset by higher SG&A expenses related to proprietary product activities in the NCE operating unit.

Interest expense decreased to $11.0 million for fiscal 1997 from $12.0 million for fiscal 1996. The decrease in interest expense was primarily attributable to lower borrowing levels.

Income before income taxes and minority interest was $13.0 million in fiscal 1997, compared to a loss of $35.7 million in fiscal 1996. Fiscal 1996 included a $16.0 million (pre-tax) provision for nonrecurring and repositioning related charges. The remainder of the $48.7 million improvement in income before income taxes was due to the aforementioned improvements in sales and costs.

Accounts receivable were $290.1 million at the end of fiscal 1997, compared to $257.8 million at the end of fiscal 1996, an increase of 13%. The increase in accounts receivable was partially the result of the higher level of sales during the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996; in addition, the impact of customers immediately reducing payments for product returns also contributed to the increase in accounts receivable. Over 50% of the year-over-year increase in accounts receivable can be attributed to these factors.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at May 2, 1998 was $246.9 million, compared to $260.9 million at May 3, 1997, a decrease of $14.0 million or 5%. The decrease in working capital primarily resulted from improved collections and a lower accounts receivable balance at May 2, 1998. The working capital ratio of 2.1 to 1 at May 2, 1998 remains unchanged from May 3, 1997. For fiscal 1998, net cash provided from operating activities primarily resulted from non-cash charges for depreciation, amortization and recoupment of license advances.

Capital assets consist primarily of display fixtures, warehouse equipment and facilities. The Company also acquires or licenses video, music and software products which it markets. Purchases of these assets are expected to be funded primarily by cash flow from operations.

The Company has an unsecured, five-year, $150,000,000 credit agreement with a consortium of banks, that expires in September 2002. The Company also has $77,000,000 outstanding as of May 2, 1998 under a senior note agreement with a group of insurance companies. See Note 5 of Notes to Consolidated Financial Statements for scheduled maturities of the credit agreement, senior notes and $3,200,000 of Economic Development Corporation limited obligation revenue bonds.

In connection with the repositioning program discussed previously, the Company amended its bank credit agreement to effect compliance with existing restrictions and covenants of the credit agreement. The Company is currently having discussions with the holders of the senior notes to acquire waivers or amendments which may be necessitated by recording, in the first quarter of fiscal 1999, the charges contemplated by the repositioning program. Management believes that the required waivers or amendments will be obtained from the senior note holders. In the event that the required waivers or amendments are not obtained, management believes that the amended credit agreement, supplemented by cash proceeds from the repositioning program, will provide sufficient amounts to repay the senior note holders and fund day-to-day operations and higher peak seasonal demands. For further information, reference should be made to Notes 3 and 5 of Notes to Consolidated Financial Statements.

OTHER INFORMATION

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

The Company developed a project plan to address the information systems issue commonly referred to as "year 2000." The project plan calls for completion of all required actions, including testing, prior to the year 2000 issue having any impact on the Company's information systems. Work on the project plan is proceeding on schedule. Costs of modifying information systems to address the year 2000 issue are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                                     * * * * *

This document contains forward-looking statements which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including, without limitations, the Company's ability to effectively divest certain assets, the cost and timing of implementing repositioning actions, success in implementing actions contemplated by the repositioning program, conditions in the music industry, relationships with the Company's lenders, certain global and regional economic conditions, and other factors discussed in this Form 10-K and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. Handleman undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and supplementary data are filed as a part of this report:


Report of Independent Accountants

Consolidated Balance Sheet at May 2, 1998, May 3, 1997 and April 27, 1996.

Consolidated Statement of Operations - Years Ended May 2, 1998, May 3, 1997 and April 27, 1996.

Consolidated Statement of Shareholders' Equity - Years Ended May 2, 1998, May 3, 1997 and April 27, 1996.

Consolidated Statement of Cash Flows - Years Ended May 2, 1998, May 3, 1997 and April 27, 1996.

Notes to Consolidated Financial Statements

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Handleman Company:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Handleman Company and subsidiaries at May 2, 1998, May 3, 1997, and April 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 2, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. In addition, in our opinion, the financial statement schedule listed in Item 14(a)2 of this Annual Report on Form 10-K when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        PricewaterhouseCoopers LLP




Detroit, Michigan
June 2, 1998


                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                  MAY 2, 1998, MAY 3, 1997 AND APRIL 27, 1996
                   (amounts in thousands except share data)




ASSETS                                                          1998         1997          1996
                                                                ----         ----          ----
Current assets:
  Cash and cash equivalents                                  $   25,562   $   12,449    $   19,936
  Accounts receivable, less allowance of
     $17,339 in 1998, $21,834 in 1997 and
     $22,141 in 1996 for gross profit impact
     of estimated future returns                                242,445      290,071       257,828
  Merchandise inventories                                       187,173      188,215       212,700
  Other current assets                                           10,834        9,643        19,349
                                                             ----------   ----------    ----------
        Total current assets                                    466,014      500,378       509,813
  Property and equipment, net                                    78,711       95,719       111,355
  Other assets, net of allowances                                68,331       71,789        72,746
                                                             ----------   ----------    ----------
        Total assets                                         $  613,056   $  667,886    $  693,914
                                                             ==========   ==========    ==========

LIABILITIES

Current liabilities:
  Accounts payable                                           $  179,227   $  197,301   $   223,023
  Accrued and other liabilities                                  39,871       42,141        41,461
                                                             ----------   ----------    ----------
        Total current liabilities                               219,098      239,442       264,484
Debt, non-current                                               114,768      135,520       143,600
Other liabilities                                                 5,383        9,271         6,270

SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00; 1,000,000                         ---          ---           ---
  shares authorized; none issued
Common stock, $.01 par value; 60,000,000
  shares authorized: 31,977,000  33,373,000
  and 33,498,000 shares issued in 1998,
  1997 and 1996                                                     320          334           335
Paid-in capital                                                  20,710       30,800        32,089
Foreign currency translation adjustment and other                (7,600)      (7,546)       (7,577)
Retained earnings                                               260,377      260,065       254,713
                                                             ----------   ----------    ----------
        Total shareholders' equity                              273,807      283,653       279,560
                                                             ----------   ----------    ----------
        Total liabilities and shareholders' equity           $  613,056   $  667,886   $   693,914
                                                             ==========   ==========   ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
            YEARS ENDED MAY 2, 1998, MAY 3, 1997 AND APRIL 27, 1996
                 (amounts in thousands except per share data)

                                              1998         1997         1996
                                           ----------   ----------   ----------

Revenues                                   $1,104,522   $1,181,037   $1,132,607

Costs and expenses:

  Direct product costs                        834,470      906,779      887,922
  Selling, general and administrative
   expenses                                   243,778      250,286      252,377
  Interest expense, net                        12,319       10,967       12,039
  Nonrecurring and repositioning related
   charges                                     13,684          ---       16,000
                                           ----------   ----------   ----------

    Income (loss) before income taxes
     and minority interest                        271       13,005      (35,731)

Income tax (expense) benefit                   (2,800)      (4,909)      12,738

Minority interest                               2,841       (2,744)         517
                                           ----------   ----------   ----------

    Net income (loss)                      $      312   $    5,352   $  (22,476)
                                           ==========   ==========   ==========

Earnings (loss) per  common share
  - basic and diluted                      $      .01   $      .16   $     (.67)
                                           ==========   ==========   ==========

Weighted average number of common shares
 outstanding during the year - basic           32,868       33,481       33,576
                                           ==========   ==========   ==========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            YEARS ENDED MAY 2, 1998, MAY 3, 1997 AND APRIL 27, 1996
                 (amounts in thousands except per share data)

                                                                                     Foreign
                                                  Common Stock                       Currency
                                               ------------------                  Translation                     Total
                                               Shares                  Paid-In      Adjustment     Retained     Shareholders'
                                               Issued      Amount      Capital       and Other     Earnings        Equity
                                               ------      ------      -------     -----------     --------     -------------

April 29, 1995                                 33,533       $335       $33,188       $(8,130)      $286,259       $311,652

Net loss                                                                                            (22,476)       (22,476)
Cash dividends, $.27
 per share                                                                                           (9,070)        (9,070)
Common stock issuancess and forfeitures
 in connection with employee benefit plans        (35)                  (1,099)        1,000                           (99)
Adjustment for foreign
 currency translation                                                                   (447)                         (447)
                                               ------       ----       -------       -------       --------       --------

April 27, 1996                                 33,498        335        32,089        (7,577)       254,713        279,560

Net income                                                                                            5,352          5,352
Common stock issuances and forfeitures
 in connection with employee benefit plans       (125)        (1)       (1,289)        1,290                           ---
Adjustment for foreign
 currency translation                                                                 (1,259)                       (1,259)
                                               ------       ----       -------       -------       --------       --------

May 3, 1997                                    33,373        334        30,800        (7,546)       260,065        283,653

Net income                                                                                              312            312
Common stock issuances and forfeitures
 in connection with employee benefit plans       (101)        (1)       (1,258)        1,395                           136
Common stock repurchased                       (1,295)       (13)       (8,832)                                     (8,845)
Adjustment for foreign
 currency translation                                                                 (1,449)                       (1,449)
                                               ------       ----       -------       -------       --------       --------
May 2, 1998                                    31,977       $320       $20,710       $(7,600)      $260,377       $273,807
                                               ======       ====       =======       =======       ========       ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            YEARS ENDED MAY 2, 1998, MAY 3, 1997 AND APRIL 27, 1996
                            (amounts in thousands)
                            ----------------------

                                                                        1998          1997          1996
                                                                        ----          ----          ----
Cash flows from operating activities:
    Net income (loss)                                                $      312  $      5,352  $    (22,476)
                                                                     ----------  ------------  ------------
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Depreciation                                                         27,440        29,205        28,919
    Amortization of acquisition costs                                     5,293         6,125         7,965
    Recoupment of license advances                                       13,103         9,123         7,496
    (Increase) decrease in assets from operating activities:
      Accounts receivable                                                47,626       (32,243)          823
      Merchandise inventories                                             1,042        24,485        63,409
      Other assets                                                        2,179        10,167       (22,400)
    Increase (decrease) in liabilities from operating activities:
      Accounts payable                                                  (18,074)      (25,722)      (20,115)
      Accrued and other liabilities                                      (9,735)       (5,216)       (1,138)
                                                                     ----------  ------------  ------------

        Total adjustments                                                68,874        15,924        64,959
                                                                     ----------  ------------  ------------

        Net cash provided from operating activities                      69,186        21,276        42,483
                                                                     ----------  ------------  ------------

Cash flows from investing activities:
    Additions to property and equipment                                 (21,369)      (22,635)      (33,596)
    Retirements of property and equipment                                10,937         3,963        11,033
    License advances                                                    (18,308)      (11,752)      (12,160)
                                                                     ----------  ------------  ------------

        Net cash used by investing activities                           (28,740)      (30,424)      (34,723)
                                                                     ----------  ------------  ------------

Cash flows from financing activities:
    Issuances of debt                                                 1,811,205     1,363,311     2,053,087
    Payments of debt                                                 (1,828,380)   (1,360,391)   (2,055,687)
    Cash dividends                                                          ---           ---        (9,070)
    Repurchase of common stock                                           (8,845)          ---           ---
    Other changes in shareholders' equity, net                           (1,313)       (1,259)         (546)
                                                                     ----------  ------------  ------------

      Net cash provided from (used by)
        financing activities                                            (27,333)        1,661       (12,216)
                                                                     ----------  ------------  ------------
      Net increase (decrease) in cash and
        cash equivalents                                                 13,113        (7,487)       (4,456)
      Cash and cash equivalents at
        beginning of year                                                12,449        19,936        24,392
                                                                     ----------  ------------  ------------
      Cash and cash equivalents at
        end of year                                                  $   25,562  $     12,449  $     19,936
                                                                     ==========  ============  ============

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

     Annual Closing Date

     The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal year 1997 consisted of 53 weeks, whereas fiscal years 1998 and 1996 consisted of 52 weeks.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries where the Company has voting or contractual control. All material intercompany accounts and transactions have been eliminated. Minority interest recognized in the statement of operations represents the minority shareholders' portion of the income
     (loss) for less than wholly-owned subsidiaries. The minority interest share of the net assets of these subsidiaries of $1,119,000, $2,343,000 and $584,000 as of May 2, 1998, May 3, 1997 and April 27, 1996, respectively, are included in other liabilities in the accompanying consolidated balance sheet.

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

     Foreign Currency Translation

     The Company utilizes the policies outlined in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," to convert the balance sheet and operations of its foreign subsidiaries to United States dollars. Net transaction gains (losses), and net translation gains (losses) resulting from translating results of operations in foreign countries deemed highly inflationary, included in the statement of operations were $(643,000), $(40,000) and $(235,000) for the years ended May 2, 1998, May
     3, 1997 and April 27, 1996, respectively.

     Recognition of Revenue and Future Returns

     Revenues are recognized upon shipment of the merchandise. The Company reduces gross sales and direct product costs for estimated future returns at the time the merchandise is sold.

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

     Inventory Valuation

     Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $14,157,000, $15,946,000 and $17,582,000 were incurred during the years ended May 2, 1998, May 3, 1997 and April 27, 1996, respectively. Merchandise inventories as of May 2, 1998, May 3, 1997 and April 27, 1996 include $2,096,000, $3,078,000 and $3,056,000, respectively, of such costs.

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

     Depreciation

     Depreciation is computed using primarily the straight-line method based on the following estimated useful lives:

              Buildings and improvements        10-40 years
              Display fixtures                  3-5 years
              Equipment, furniture and other    3-10 years

     Licenses

     The Company acquires video, audio and software licenses giving it exclusive rights to manufacture and distribute such products. The cost of license advances are included in other assets in the consolidated balance sheet and are amortized over a period which is the lesser of the term of the license agreement or its estimated useful life. The effective lives of the licenses tend to range from three to five years. As of May 2, 1998, May 3, 1997 and April 27, 1996, licenses, net of amortization, amounted to $33,738,000, $30,570,000 and $26,744,000, respectively.

     Intangible Assets

     Intangible assets, included in other assets in the consolidated balance sheet and aggregating $31,684,000, net of amortization, consists primarily of the excess of consideration paid over the estimated fair values of net assets of businesses acquired. These assets are amortized using the straight-line method over periods predominantly ranging from five to 15 years. As of May 2, 1998, the weighted average period remaining to be amortized was approximately ten years.

     Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Financial Instruments

     The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under Statement of Financial Accounting Standards No. 107. The Company estimates that fair values generally approximated carrying values at May 2, 1998, May 3, 1997 and April 27, 1996. Fair values have been determined through information obtained from market sources and management estimates.

     Earnings Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," established an updated standard for computing and presenting earnings per share. This standard was effective for the year ended May 2, 1998, and did not result in a different reported earnings per share amount for any reporting period. For diluted earnings per share, additional weighted average shares for the years ended May 2, 1998, May 3, 1997 and April 27, 1996 were 18,000, 19,000 and zero, respectively.

                               ----------------


     Reclassifications

     The 1997 and 1996 consolidated statement of operations have been conformed to the presentation adopted in 1998.

2.   Sales and Accounts Receivable:

     The Company's customers are comprised mainly of mass merchant retail chains located predominantly in North America. For the years ended May 2, 1998, May 3, 1997 and April 27, 1996, one customer accounted for approximately 33 percent, 38 percent and 40 percent of the Company's net sales, respectively, and a second customer accounted for approximately 32 percent, 23 percent and 21 percent of the Company's net sales, respectively. Collectively, these customers accounted for approximately 59 percent, 45 percent and 54 percent of accounts receivable at May 2, 1998, May 3, 1997 and April 27, 1996, respectively.

3.   Nonrecurring and Repositioning Charges:

     On June 2, 1998 the Board of Directors approved a comprehensive strategic repositioning program designed to focus on the Company's core business and product lines. The program has four major components:

     . Exiting the domestic video, book and software service and distribution activities.

     . Reduction of the number of customers serviced in the music distribution activity.

     . Sale of North Coast Entertainment's Sofsource software publishing subsidiary.

     .  Repurchase of up to $70,000,000 of the Company's common stock.

     The repositioning program is in addition to the consolidation of the Albany and Atlanta distribution centers into the Indianapolis automated distribution center which was announced in the fourth quarter of fiscal 1998. The $13,684,000 nonrecurring charge recognized in the fourth quarter of 1998 represents principally the costs associated with the closing of the Albany and Atlanta warehouses, the impairment of certain investments, as well as already incurred repositioning related costs.

     Current accounting standards requires that repositioning charges be recognized in the period in which they are approved and announced. Although the repositioning program was approved and announced prior to the issuance of the fiscal 1998 financial statements, the asset adjustments and cost accruals with respect to the repositioning, other than those costs actually incurred in fiscal 1998, will be charged to earnings in the first quarter of fiscal 1999. The fiscal 1999 information is presented to aid the readers of the financial statements in understanding the magnitude of the costs included.

     The following table summarizes the estimated range of nonrecurring and repositioning program charges to be recognized in the first quarter of fiscal 1999:


          Adjustments of assets to net
           realizable value                        $65,000,000 - $ 80,000,000
          Employee severance and related
           benefit costs                                            5,000,000
          Intangibles write-off                                    11,000,000
          Repositioning related costs including
           debt restructuring and
           advisory fees                             9,000,000 -   14,000,000
                                                   --------------------------
                                                   $90,000,000 - $110,000,000
                                                   ==========================

                               ----------------

3.   Nonrecurring and Repositioning Charges: (continued)

     The fiscal 1999 repositioning charge includes severance costs for employees to be terminated, as well as other items such as consulting fees incurred solely with respect to exiting the aforementioned activities. Other consulting fees incurred in connection with the repositioning, but benefiting the ongoing business, will be included in repositioning related charges as incurred. Adjustments of assets to net realizable value includes adjustments to reflect the estimated recovery amount of assets to be disposed of, principally inventory and property and equipment, as well as certain adjustments to the carrying value of receivables and payables. Intangibles related to either businesses to be exited, or customers no longer to be serviced, are included in the intangibles write-off.

     It is estimated that the ongoing (after the first quarter) related charges will not exceed $15,000,000 and will be incurred during the time-frame of the repositioning activities. It is anticipated that the majority of the repositioning activities will be completed during fiscal 1999, but that some costs will be incurred during fiscal 2000.

     The Company has entered into a definitive agreement to sell, at approximately net book value, its book distribution business and expects to close the transaction during the first quarter of fiscal 1999. The Company has also signed a definitive agreement to sell the software publishing subsidiary at a gain in excess of $30,000,000 during the first quarter of fiscal 1999. This gain has not been included in the above summarized nonrecurring charges to be incurred in fiscal 1999.

     The Company has also announced that it is reviewing its subsidiaries in Argentina, Brazil and Mexico to determine how to best improve shareholder value. A decision is expected to be made in August 1998.

     The Board has authorized management to repurchase up to $70,000,000 of the Company's common stock over the next 18 months subject to realization of projected proceeds from the sale of assets, and the renegotiation of the Company's credit arrangements.

     During the fourth quarter of fiscal 1996, the Company recorded a $14,500,000 pre-tax provision related to markdowns and other costs to be incurred in connection with an inventory reduction program. In connection with closing its Entertainment Zone subsidiary, the Company recognized a $1,500,000 pre-tax charge in the third quarter of fiscal 1996, primarily related to write-offs of display fixtures and other equipment.

                                --------------

4.   Pension Plan:

     The Handleman Company Pension Plan's funded status, the components of net pension expense, and the amount which is recorded in the Company's consolidated balance sheet at May 2, 1998, May 3, 1997 and April 27, 1996 are as follows:

                                                                           1998           1997          1996
                                                                       -------------  ------------  ------------
     Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including
            vested benefits of $18,266,000, $14,339,000 and
            $12,783,000 in 1998, 1997 and 1996,
            respectively                                                $19,080,000   $15,403,000   $13,769,000
                                                                        ===========   ===========   ===========

      Projected benefit obligation                                      $22,748,000   $18,158,000   $16,918,000
     Plan assets at fair value                                           20,413,000    16,492,000    15,627,000
                                                                        -----------   -----------   -----------
     Projected benefit obligation in excess of plan assets               (2,335,000)   (1,666,000)   (1,291,000)
     Unrecognized net loss from past experience different
      from that assumed                                                     346,000       188,000       503,000
     Unrecognized net gain from excess funding, being
      amortized over 18 years                                              (609,000)     (728,000)     (847,000)
     Unrecognized prior service cost                                        235,000       246,000       257,000
                                                                        -----------   -----------   -----------
     Accrued pension liability included in accrued and
      other liabilities                                                 $(2,363,000)  $(1,960,000)  $(1,378,000)
                                                                        ===========   ===========   ===========

     Assumptions used in determining the actuarial present value of the projected benefit obligation included a weighted average discount rate of
     6.75 percent for 1998 and 7.75 percent for 1997 and 1996, and a rate of increase in future compensation levels of 5 percent for all periods.

                                              1998           1997          1996
                                           -----------    -----------    -----------
     Net pension expense included the
      following components:
            Service cost                   $   887,000    $   886,000    $   869,000
            Interest cost                    1,365,000      1,321,000      1,182,000
            Actual return on plan assets    (4,494,000)    (2,046,000)    (2,149,000)
            Net amortization and deferral    3,005,000        626,000        926,000
                                           -----------    -----------    -----------

                 Net pension expense       $   763,000    $   787,000    $   828,000
                                           ===========    ===========    ===========

     The assumed long-term rate of return on assets was 8.5 percent for all periods. Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee and common stock of the Company.

                                --------------

5.   Debt:

     The Company has a contractually committed, unsecured, five-year, $150,000,000 credit agreement with a consortium of banks, which is scheduled to expire in September 2002. Under the agreement, the Company may borrow to the extent of eligible accounts receivable less outstanding senior indebtedness, principally the senior notes discussed below. At May 2, 1998, the maximum borrowings available under the credit agreement were approximately $69,000,000 of which $52,900,000 was outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR." As of May 2, 1998, the interest rate on the borrowings outstanding was 6.53%.

     In November 1994, the Company entered into a $100,000,000 senior note agreement with a group of insurance companies. The balance outstanding as of May 2, 1998 was $77,000,000 of which $18,571,000 is classified as current and included in accrued and other liabilities in the accompanying consolidated balance sheet. These notes bear interest at rates of 7.81% to 8.59%.

     Scheduled maturities for the senior note, credit agreement, and $3,200,000 of Economic Development Corporation (EDC) limited obligation revenue bonds are as follows:

               2000.................................$18,811,000
               2001.................................$14,571,000
               2002.................................$14,571,000
               2003.................................$56,472,000
               After 2003...........................$10,343,000

     The EDC bonds, senior note and the credit agreement contain certain restrictions and covenants, relating to, among others, interest coverage ratio, working capital, debt and net worth. As of May 2, 1998, the Company was in compliance with these various provisions. In connection with the repositioning program, the Company amended its bank credit agreement to effect compliance with existing restrictions and covenants.

     Interest expense for the years ended May 2, 1998, May 3, 1997 and April 27, 1996, was $12,593,000, $12,099,000 and $13,119,000, respectively. Interest paid for the years ended May 2, 1998, May 3, 1997 and April 27, 1996 was $12,796,000, $11,770,000 and $13,178,000, respectively.

                                --------------

6.  Income Taxes:

The domestic and foreign components of income (loss) before income taxes and minority interests for the years ended May 2, 1998, May 3, 1997 and April 27, 1996 are as follows:

                                          1998           1997          1996
                                      -------------  ------------  -------------

  Domestic                            $ 12,378,000    $10,896,000  $(33,663,000)
  Foreign                              (12,107,000)     2,109,000    (2,068,000)
                                      ------------    -----------  ------------
  Income (loss) before income
   taxes and minority interest        $    271,000    $13,005,000  $(35,731,000)
                                      ============    ===========  ============

Provisions for income taxes for the years ended May 2, 1998, May 3, 1997 and April 27, 1996 consist of the following:

                                 1998         1997           1996
                              ----------   -----------   ------------
  Currently payable:
    Federal                   $1,995,000   $ 9,054,000   $(11,059,000)
    Foreign                      483,000       477,000      1,049,000
    State and other              531,000       794,000     (2,560,000)

  Deferred, net:
    Federal                      291,000    (4,646,000)        87,000
    Foreign                     (221,000)      326,000       (190,000)
    State and other             (279,000)   (1,096,000)       (65,000)
                              ----------   -----------   ------------
                              $2,800,000   $ 4,909,000   $(12,738,000)
                              ==========   ===========   ============

The following table provides a reconciliation of the Company's resulting income tax to the statutory federal income tax:

                                           1998          1997          1996
                                        -----------   ----------   ------------
  Federal statutory tax                 $    95,000   $4,552,000   $(12,506,000)
  State and local income taxes              164,000     (234,000)    (1,822,000)
  Effect of foreign tax losses with no
   tax benefit                            6,386,000          ---      1,465,000
  Prior years' tax accruals no longer
   necessary                             (3,335,000)         ---            ---
  Other                                    (510,000)     591,000        125,000
                                        -----------   ----------   ------------
    Resulting tax                       $ 2,800,000   $4,909,000   $(12,738,000)
                                        ===========   ==========   ============

Items that gave rise to significant portions of the deferred tax accounts at May 2, 1998, May 3, 1997 and April 27, 1996 are as follows:

                                              May 2, 1998                   May 3, 1997                  April 27, 1996
                                       --------------------------    --------------------------    --------------------------
                                       Deferred Tax   Deferred Tax   Deferred Tax   Deferred Tax   Deferred Tax   Deferred Tax
                                        Tax Assets    Liabilities       Assets      Liabilities       Assets      Liabilities
------------------------------------------------------------------------------------------------------------------------------
Allowances                             $ 9,294,000    $ 5,919,000    $10,612,000    $ 6,503,000    $ 6,807,000    $ 5,228,000
Foreign net operating losses
 including net temporary differences     7,700,000            ---      3,200,000            ---      3,100,000            ---
Employee benefits                        2,675,000        458,000      2,139,000         10,000      1,585,000        122,000
Property and equipment                   1,759,000      7,875,000        738,000      8,190,000      1,462,000      8,076,000
Inventory                                  474,000      2,223,000        906,000      2,053,000        278,000      4,513,000
Other                                      588,000        325,000        550,000        408,000        172,000            ---
                                       -----------    -----------    -----------    -----------    -----------    -----------

                                        22,490,000     16,800,000     18,145,000     17,164,000     13,404,000     17,939,000
Valuation allowance                     (7,700,000)           ---     (3,200,000)           ---     (3,100,000)           ---
                                       -----------    -----------    -----------    -----------    -----------    -----------
Net                                    $14,790,000    $16,800,000    $14,945,000    $17,164,000    $10,304,000    $17,939,000
                                       ===========    ===========    ===========    ===========    ===========    ===========

                               ----------------

The Company intends to reinvest indefinitely the undistributed earnings of its foreign subsidiaries. Accordingly, the potential withholding tax of approximately $1,300,000 on undistributed earnings of foreign subsidiaries that have accumulated earnings, totaling approximately $26,500,000, has not been recorded as of May 2, 1998. The Company has net operating loss carryforwards in certain of its foreign subsidiaries for tax purposes of approximately $12,000,000 which expire predominantly in 2001 to 2007. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for its foreign net operating loss carryforwards.

The financial reporting basis of investments in certain foreign subsidiaries is less than their tax basis, accordingly, in accordance with SFAS No. 109, a deferred tax asset has not been recognized for the excess basis because the investments are deemed permanent.

Income taxes paid in 1998, 1997 and 1996 were approximately $9,824,000, $8,833,000 and $1,865,000, respectively.


7.   Property and Equipment:

     Property and equipment consists of the following:

                                       1998            1997           1996
                                       ----            ----           ----

Land                               $  4,012,000    $  4,238,000   $  4,877,000
Buildings and improvements           20,544,000      24,564,000     31,793,000
Display fixtures                     89,954,000      96,721,000    112,207,000
Equipment, furniture and other       72,366,000      67,450,000     60,983,000
                                   ------------    ------------   ------------
                                    186,876,000     192,973,000    209,860,000
Less accumulated depreciation and
   amortization                     108,165,000      97,254,000     98,505,000
                                   ------------    ------------   ------------
                                   $ 78,711,000    $ 95,719,000   $111,355,000
                                   ============    ============   ============

                               ----------------

8.   Stock Plans:

     The Company's shareholders approved the adoption of the Handleman Company 1992 Performance Incentive Plan (the "Plan"), which authorizes the granting of stock options, stock appreciation rights and restricted stock. At any given time, the maximum number of shares of stock which may be issued pursuant to restricted stock awards or granted pursuant to stock options or stock appreciation rights shall not exceed 5% of the number of shares of the Company's common stock outstanding as of the immediately preceding fiscal year end. After deducting restricted stock, options and awards issued or granted under the Plan since adoption in September 1992, 579,302 shares of the Company's stock are available for use under the Plan as of May 2, 1998.

     Pursuant to the restricted stock provisions of the Plan, 121,952 shares of common stock were forfeited during the year ended May 2, 1998. Through 1998, the Company has not recorded any net compensation expense related to the restricted stock because minimum performance goals have not been achieved. As of May 2, 1998, there were no outstanding restricted shares.

     Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation and Stock Option Committee of the Board of Directors, for the years ended April 27, 1996, May 3, 1997 and May 2, 1998 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.


                                                 Number          Weighted
                                               of Shares       Average Price
                                               ----------      -------------

     Balance, April 29, 1995                   1,222,829          $14.45
     Granted                                     336,000           10.06
     Terminated                                 (256,145)          13.65
     Exercised                                     ---              ---
                                               ---------          ------

     Balance, April 27, 1996                   1,302,684           13.48
     Granted                                     350,000            6.80
     Repriced                                     56,975            7.03
     Terminated, including repriced options     (396,744)          12.93
     Exercised                                     ---              ---
                                               ---------          ------

     Balance, May 3, 1997                      1,312,915           13.48
     Granted                                     322,850            6.53
     Repriced                                     66,575            6.95
     Terminated, including repriced options     (277,171)          11.70
     Exercised                                   (17,750)           6.55
                                               ---------          ------

     Balance, May 2, 1998                      1,407,419          $10.24
                                               =========          ======

     Number of shares exercisable
      at May 2, 1998                             883,819          $12.37
                                               =========          ======

     The exercise price range of outstanding options as of April 27, 1996, May 3, 1997 and May 2, 1998 was $10.06-$22.17, $6.38-$21.83 and $5.75-$21.83,
     respectively. Approximately 55% of outstanding options as of May 2, 1998 had exercise prices of $10 per share or more. The average remaining exercise period for shares exercisable at May 2, 1998 was five years.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, no stock option compensation expense is included in the determination of net income in the statement of operations. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings and earnings per share in fiscal years 1998, 1997 and 1996 would not have been material.

                               ----------------

9. Quarterly Financial Summary (Unaudited):
   ---------------------------------------
   (amounts in thousands except per share data)

                                                                FOR THE THREE MONTHS ENDED
                                                                --------------------------

                                                         Aug. 2,   Nov. 1,   Jan. 31,     May 2,
Fiscal Year 1998                                          1997       1997      1998        1998
----------------                                          ----       ----      ----        ----
Revenues                                                $209,037   $315,285  $308,202    $271,998
Income (loss) before income taxes
  and minority interest                                   (9,733)    10,969     9,897     (10,862)
Net income (loss)                                         (6,470)     8,320     6,954      (8,492)
Earnings (loss) per share - basic and diluted               (.19)       .25       .21        (.26)*

                                                        July 27,   Oct. 26,  Jan. 31,     May 3,
Fiscal Year 1997                                          1996       1996      1997        1997
----------------                                          ----       ----      ----        ----
Revenues                                                $225,026   $347,080  $330,532    $278,399
Income (loss) before income taxes
  and minority interest                                  (11,967)    11,897    12,076         999
Net income (loss)                                         (8,181)     6,822     6,527         184
Earnings (loss) per share - basic and diluted               (.24)       .20       .19         .01*

                                                        July 29,   Oct. 28,  Jan. 31,    April 27,
Fiscal Year 1996                                          1995       1995      1996        1996
----------------                                          ----       ----      ----        ----
Revenues                                                $230,789   $295,170  $345,605    $261,043
Income (loss) before income taxes
  and minority interest                                   (9,727)     4,662     1,543     (32,209)
Net income (loss)                                         (6,469)     3,365     1,097     (20,469)
Earnings (loss) per share - basic and diluted               (.19)       .10       .03*       (.61)*
Dividends per share                                          .11        .11       .05         ---

*Earnings per common share were improved by $.06 for the fourth quarters of both fiscal 1998 and fiscal 1997, resulting from various year-end adjustments to previous accrual estimates. Income before income taxes and minority interest for the quarter ended April 27, 1996 includes the effect of a $14,500,000 pre-tax inventory reduction provision ($.26 per share after tax). Income before income taxes and minority interest for the quarters ended May 2, 1998 and January 31, 1996 include the effect of a pre-tax provision for nonrecurring costs of $13,684,000 ($.34 per share after tax) and $1,500,000 ($.03 per share after tax), respectively. See note 3 to the consolidated financial statements for further information regarding these costs.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed on or before August 27, 1998 and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                Office and Year First Elected
---------------------------------------------------------------------

Stephen Strome          53     (1)     President (1990), Chief Executive Officer (1991) and Director (1989)
Peter J. Cline          51     (2)     Executive Vice President/President of H.E.R. (1994)
Stephen Nadelberg       57     (3)     Senior Vice President/President of NCE (1997)
Arnold Gross            57     (4)     Senior Vice President/President of Handleman International (1997)
Leonard A. Brams        47     (5)     Senior Vice President/Finance, Chief Financial Officer and Secretary (1997)
Thomas C. Braum, Jr.    43     (6)     Vice President (1992) and Corporate Controller (1988)


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

  4. Arnold Gross has served as Senior Vice President/International since 1996. In June of 1997, Mr. Gross was elected Senior Vice President/President of Handleman International. From 1994 to 1995, Mr. Gross served as Director General of Rackjobbing, S.A. de C.V., the Company's joint venture in Mexico. Prior to joining Handleman Company, Mr. Gross served from 1983 to 1993 as President of A&M Development.

  5. Leonard A. Brams has served as Senior Vice President/Finance, Chief Financial Officer and Secretary since joining the Company in June 1997. Prior to joining Handleman Company, Mr. Brams was Vice President/Administration and Chief Financial Officer for Talon LLC from 1995 until 1997, and Vice President Finance of United Technologies Automotive from 1990 until 1994.

  6. Thomas C. Braum, Jr. has served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

Item 11.  EXECUTIVE COMPENSATION

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed on or before August 27, 1998 and such information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed on or before August 27, 1998 and such information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed on or before August 27, 1998 and such information is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. The following financial statements and supplementary data are filed as a part of this report under Item 8.:

                 Report of Independent Accountants

                 Consolidated Balance Sheet at May 2, 1998, May 3, 1997 and April 27, 1996.

                 Consolidated Statement of Operations - Years Ended May 2, 1998, May 3, 1997 and April 27, 1996.

                 Consolidated Statement of Shareholders' Equity - Years Ended May 2, 1998, May 3, 1997 and April 27, 1996.

                 Consolidated Statement of Cash Flows - Years Ended May 2, 1998, May 3, 1997 and April 27, 1996.

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

   3.  Exhibits as required by Item 601 of Regulation S-K.

       S-K Item 601 (3)

            The Registrant's Restated Articles of Incorporation dated June 30, 1989 were filed with the Form 10-K dated May 1, 1993, and are incorporated herein by reference. The Registrant's Bylaws adopted March 7, 1990, as amended June 16, 1993 and further amended December 6, 1995, were filed with the Form 10-K dated May 3, 1997, and are incorporated herein by reference.

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

            The Credit Agreement among Handleman Company, the Banks named therein and NBD Bank, N.A., as Agent, dated September 3, 1997 is filed as Exhibit A to this Form 10-K.

            The change in control agreements dated March 17, 1997 between Handleman Company and certain executive officers of the Company were filed with the Form 10-K for the year ended May 3, 1997.

            The change in control agreements dated October 30 and 31, 1997 between Handleman Company and certain executive officers of the Company are filed as Exhibit B to this Form 10-K.

         S-K Item 601 (21) - Subsidiaries of the Registrant:
           Handleman Company of Canada, Limited, an Ontario Corporation
           Scorpio Productions, Inc., a Texas Corporation
           Hanley Advertising Company, a Michigan Corporation
           Rackjobbing, S.A. de C.V.
           Rackjobbing Services, S.A. de C.V.
           Michigan Property and Risk Management Company, a Michigan Corporation North Coast Entertainment, Inc., a Michigan Corporation
           Anchor Bay Entertainment, Inc., a Michigan Corporation
           Sellthrough Entertainment, Inc., a Michigan Corporation
           North Coast Entertainment, Ltd., a Canadian Corporation
           Sofsource, Inc., a Michigan Corporation
           Madacy Entertainment Group, Inc., a Michigan Corporation
           Mediaphon, Gmbh, a German Corporation
           Madacy Entertainment Group, Ltd., a Canadian Corporation
           American Sterling Corp., a Delaware Corporation
           Handleman de Argentina S.A.
           Handleman do Brasil Commercial Ltd.
           Sellthrough Entertainment, Limited, a Canadian Corporation
           Madacy Entertainment (U.K.) Limited
           Bosco Music, Inc., a Michigan Corporation
           HGV Video Productions, Inc., an Ontario Corporation
           The itsy bitsy Entertainment Company

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

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Handleman Company and Subsidiaries on Form S-3 (File No. 33-42018) and Form S-8 (File Nos. 2-95421, 33-59100, 33-16637 and 33-69030) of our report dated June 2,
1998, on our audits of the consolidated financial statements and financial statement schedule of Handleman Company and Subsidiaries as of May 2, 1998, May 3, 1997 and April 27, 1996 and for the years then ended, which report is included in this Annual Report on Form 10-K.

                                         PricewaterhouseCoopers LLP




Detroit, Michigan
July 28, 1998

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED APRIL 27, 1996, MAY 3, 1997 AND MAY 2, 1998

              COLUMN A                 COLUMN B     COLUMN C      COLUMN D       COLUMN E
             -----------              -----------  -----------  -------------  -------------

                                                                 Deductions:
                                       Balance at   Additions:   Adjustments
                                       Beginning   Charged to   of, or Charge   Balance at
             Description               of Period     Expense     to, Reserve   end of Period
             -----------              -----------  -----------  -------------  -------------
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
                                      ===========  ===========   ===========    ===========

Year ended May 2, 1998:

     Accounts receivable,
     allowance for gross
     profit impact of estimated
     future returns                   $21,834,000  $ 8,873,000   $13,368,000    $17,339,000
                                      ===========  ===========   ===========    ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers          $13,001,000  $ 1,895,000   $ 9,555,000    $ 5,341,000
                                      ===========  ===========   ===========    ===========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HANDLEMAN COMPANY


DATE:  July 29, 1998                   BY: /s/ Stephen Strome
     -----------------                    -------------------------------------
                                          Stephen Strome, President, Chief
                                           Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Leonard A. Brams                   /s/ Thomas C. Braum, Jr.
------------------------------------   ----------------------------------------
Leonard A. Brams,                      Thomas C. Braum, Jr.,
 Senior Vice President,                 Vice President, Corporate Controller
 Finance and Chief Financial Officer    (Principal Accounting Officer)
 (Principal Financial Officer)

          July 29, 1998                             July 29, 1998
------------------------------------   ----------------------------------------
              DATE                                      DATE


/s/ David Handleman                    /s/ Richard H. Cummings
------------------------------------   ----------------------------------------
David Handleman, Director              Richard H. Cummings, Director
 (Chairman of the Board)

          July 29, 1998                             July 29, 1998
------------------------------------   ----------------------------------------
              DATE                                      DATE


/s/ James B. Nicholson                 /s/ Alan E. Schwartz
------------------------------------   ----------------------------------------
James B. Nicholson, Director           Alan E. Schwartz, Director

          July 29, 1998                             July 29, 1998
------------------------------------   ----------------------------------------
              DATE                                      DATE


/s/ Lloyd E. Reuss                     /s/ Gilbert R. Whitaker, Jr.
------------------------------------   ----------------------------------------
Lloyd E. Reuss, Director               Gilbert R. Whitaker, Jr., Director

          July 29, 1998                             July 29, 1998
------------------------------------   ----------------------------------------
              DATE                                      DATE


/s/ John M. Barth
------------------------------------
John M. Barth, Director

          July 29, 1998
------------------------------------
              DATE