Form 10-Q
period 1998-08-01
HANDLEMAN CO /MI/
filed 1998-09-15
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the 1st quarter ended August 1, 1998           Commission File Number 1-7923


                                Handleman Company
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                    38-1242806
------------------------------------       -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



500 KIRTS BOULEVARD TROY, MICHIGAN        48084-4142    Area Code 248 362-4400
---------------------------------------   -----------  ------------------------
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

              YES     X            NO
                   -------              ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                       DATE                 SHARES OUTSTANDING
-----------------------------   ---------------------    -----------------------
Common Stock - $.01 Par Value     September 11, 1998            31,582,289

                                HANDLEMAN COMPANY





                                      INDEX


                                                               PAGE NUMBER
                                                               -----------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Operations . . . . . . . . .       1

       Consolidated Balance Sheet . . . . . . . . . . . . . .       2

       Consolidated Statement of Shareholders' Equity . . . .       3

       Consolidated Statement of Cash Flows . . . . . . . . .       4

       Notes to Consolidated Financial Statements . . . . . .       5

       Management's Discussion and Analysis of Operations . .      6 - 9


PART II - OTHER INFORMATION AND SIGNATURES  . . . . . . . . .       10

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands except per share data)

                                               Three Months (13 Weeks) Ended
                                            ---------------------------------
                                               August 1,        August 2,
                                                 1998             1997
                                              ----------      -----------
Revenues                                      $ 221,877       $ 209,037

Costs and expenses:
  Direct product costs                          168,565         159,517

  Selling, general and
     administrative expenses                     55,853          56,255

  Interest expense, net                           2,353           2,998

  Non-recurring and repositioning
     related charges                            110,000           ---

Gain on sale of subsidiary                      (31,000)          ---
                                              ---------       ---------
     Loss before income taxes
       and minority interest                    (83,894)         (9,733)

Income tax benefit                               24,997           3,069

Minority interest                                  (141)            194
                                              ---------       ---------

     Net loss                                 ($ 59,038)      ($  6,470)
                                              =========       =========


Net loss per share - basic and diluted        ($   1.86)      ($   0.19)
                                              =========       =========

Weighted average number of shares
   outstanding during the period - basic         31,808          33,369
                                              =========       =========


                 The accompanying notes are an integral part
                   of the consolidated financialstatements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    (amounts in thousands except share data)

                                                                    August 1,        May 2,
                                                                      1998            1998
ASSETS                                                              ---------       ---------
Current assets:
    Cash and cash equivalents                                       $  10,314       $  25,562
    Accounts receivable, less allowance of $14,103
      and $17,339 in July 1998 and April 1998, respectively,
      for the gross profit impact of estimated future returns         204,981         242,445
    Merchandise inventories                                           169,489         187,173
    Other current assets                                               79,892          10,834
                                                                    ---------       ---------
                    Total current assets                              464,676         466,014
                                                                    ---------       ---------
Property and equipment:
    Land                                                                3,795           4,012
    Buildings and improvements                                         22,368          22,280
    Display fixtures                                                   54,450          89,954
    Equipment, furniture and other                                     37,620          70,630
                                                                    ---------       ---------
                                                                      118,233         186,876
    Less accumulated depreciation and amortization                     55,319         108,165
                                                                    ---------       ---------
                                                                       62,914          78,711
                                                                    ---------       ---------
Other assets, net of allowances                                        59,644          68,331
                                                                    ---------       ---------
                    Total assets                                    $ 587,234       $ 613,056
                                                                    =========       =========
LIABILITIES
Current liabilities:
    Accounts payable                                                $ 177,030       $ 179,227
    Accrued and other liabilities                                      92,978          39,871
                                                                    ---------       ---------
                    Total current liabilities                         270,008         219,098
                                                                    ---------       ---------
Debt, non-current                                                     111,069         114,768
Other liabilities                                                       1,813           5,383

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                             ---             ---
Common stock, $.01 par value; 60,000,000 shares
    authorized; 31,588,000 and 31,977,000 shares
    issued at August 1, 1998 and May 2, 1998, respectively                316             320
Paid-in capital                                                        16,714          20,710
Foreign currency translation adjustment and other                     (14,025)         (7,600)
Retained earnings                                                     201,339         260,377
                                                                    ---------       ---------
                    Total shareholders' equity                        204,344         273,807
                                                                    ---------       ---------
                    Total liabilities and shareholders' equity      $ 587,234       $ 613,056
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

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)


                                                            Three Months (13 Weeks) Ended August 1, 1998
                                    ----------------------------------------------------------------------------------
                                                                         Foreign
                                              Common Stock               Currency
                                    ------------------------------       Translation                        Total
                                     Shares                Paid-in      Adjustment         Retained      Shareholders'
                                     Issued    Amount      Capital       and Other         Earnings         Equity
                                    --------  -------     ---------     -----------       ---------      ------------
May 2, 1998                          31,977     $320       $20,710        ($7,600)         $260,377        $273,807

Net loss                                                                                    (59,038)        (59,038)

Common stock issuances
 and forfeitures in connection
 with employee benefit plans            249        3         2,957         (2,775)                              185

Common stock repurchased               (852)      (9)       (9,774)                                          (9,783)

Adjustment for foreign
 currency translation                                                      (3,650)                           (3,650)

Additional investment in
 The itsy bitsy Entertainment
 Company, Inc.                          214        2         2,821                                            2,823
                                    -------   ------     ---------       --------          --------     -----------
August 1, 1998                       31,588     $316       $16,714       ($14,025)         $201,339        $204,344
                                    =======   ======     =========       ========          ========      ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                                   Three Months Ended
                                                                              ---------------------------
                                                                               August 1,       August 2,
                                                                                 1998             1997
                                                                               ---------       ---------
Cash flows from operating activities:
     Net loss                                                                  ($ 59,038)      ($  6,470)
                                                                               ---------       ---------
     Adjustments to reconcile net loss to net cash provided from operating activities:

       Depreciation                                                                4,393           7,034
       Amortization of acquisition costs                                             538           1,300
       Recoupment of license advances                                              1,245           2,110
       Repositioning charge                                                      110,000           ---
       Gain on sale of subsidiary                                                (31,000)          ---
       Loss on sale of book business                                               1,291           ---

       (Increase) decrease in assets:

          Accounts receivable                                                     23,071          40,138
          Merchandise inventories                                                 (4,579)        (14,757)
          Other  current assets                                                  (25,946)           (272)
          Other  assets, net of allowances                                         2,872             744

       Increase (decrease) in liabilities:

          Accounts payable                                                          (782)        (13,481)
          Accrued and other liabilities                                           (8,817)         (6,185)
          Other liabilities                                                       (2,811)           (962)
                                                                               ---------       ---------
          Total adjustments                                                       69,477          15,669
                                                                               ---------       ---------
                 Net cash provided from operating activities                      10,439           9,199
                                                                               ---------       ---------
Cash flows from investing activities:
     Additions to property and equipment                                          (3,011)         (3,992)
     Retirements of property and equipment                                           704             402
     License advances                                                             (4,342)         (4,553)
     Additional investment in The itsy bitsy
       Entertainment Company, Inc.                                                (4,754)          ---
     Proceeds from sale of book business                                           2,665           ---
                                                                               ---------       ---------
                 Net cash used by investing activities                            (8,738)         (8,143)
                                                                               ---------       ---------
Cash flows from financing activities:
     Issuances of debt                                                           492,700         209,600
     Repayments of debt                                                         (496,399)       (214,600)
     Repurchase of common stock                                                   (9,783)          ---
     Other changes in shareholders' equity, net                                   (3,465)           (211)
                                                                               ---------       ---------
                 Net cash used by financing activities                           (16,948)         (5,211)
                                                                               ---------       ---------

                 Net decrease in cash and cash equivalents                       (15,247)         (4,155)

                 Cash and cash equivalents at beginning of period                 25,562          12,449
                                                                               ---------       ---------
                 Cash and cash equivalents at end of period                    $  10,314       $   8,294
                                                                               =========       =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                HANDLEMAN COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of August 1, 1998, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended August 1, 1998 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 2, 1998 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 2, 1998.

2. On June 2, 1998 the Board of Directors approved a comprehensive strategic repositioning program designed to focus on the Company's core business and product lines. The program has four major components:

         - Exiting the domestic video, book and software distribution and service operations.

         - Reduction of the number of customers serviced in the music distribution business.

         -     Sale of Sofsource, the Company's software publishing subsidiary.

         -     Implementation of a new common stock repurchase program.

         A summary of the components of the $110 million (pre-tax) non-recurring and repositioning related charge in the first fiscal quarter is as follows (in millions):

         -     Adjustments of assets to net realizable value          $84.5

         -     Intangibles write-off                                   13.0

         -     Other repositioning related costs, including
               debt restructuring, advisory fees and employee
               severance and related benefit costs                     12.5
                                                                     ------

                                           TOTAL                     $110.0
                                                                     ======

         Adjustments of assets to net realizable value includes adjustments to reflect the estimated recovery amount of assets to be disposed of, principally inventory and property and equipment, as well as certain adjustments to the carrying value of receivables, payables and investments, including international investments. Intangibles related to either business to be exited, or customers no longer to be serviced, are included in the intangibles write-off.

         Accrued and other liabilities in the August 1, 1998 balance sheet includes $49.9 million related to the non-recurring and repositioning related charges recorded in the first quarter of fiscal 1999.

         It is estimated that the ongoing related charges to be incurred during the remainder of fiscal 1999 will not exceed $15 million. It is anticipated that the majority of the repositioning activities will be completed during fiscal 1999, but that some costs will be incurred during fiscal 2000.

                                HANDLEMAN COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenues for the first quarter ended August 1, 1998 increased 6% to $221.9 million from $209.0 million for the first quarter ended August 2, 1997, primarily as a result of higher music sales in the Handleman Entertainment Resources ("H.E.R.") division. The Company's first quarter results include a non-recurring and repositioning related charge of $110 million (pre-tax) and a gain realized on the sale of the Company's Sofsource subsidiary of $31 million (pre-tax). Primarily as a result of the non-recurring and repositioning related charges, the net loss for the first quarter of fiscal 1999 was $59.0 million or $1.86 per share, compared to a net loss of $6.5 million or $.19 per share for the first quarter of last year. The Company's results of operations for the first quarter ended August 1, 1998 included the operating results for Sofsource and the book distribution business, which was also sold during the first quarter, for the period through the dates these businesses were sold.

The Company has three operating units: H.E.R., North Coast Entertainment ("NCE") and Handleman International ("International"). H.E.R. had net sales of $185.7 million for the first quarter of fiscal 1999, an increase of 5% from net sales of $176.6 million for the first quarter of last year. (Canadian operations which were previously included in International have been included in H.E.R. for both this year and last year.) Within H.E.R., music sales grew 19% to $160.1 million for the first quarter of fiscal 1999, from $134.9 million for the first quarter of fiscal 1998. The increase in music sales was due to strong retail sales of recent hit items, as well as lower product returns from customers driven by H.E.R.'s implementation of category management processes and new system initiatives. The balance of H.E.R. sales was attributable to the product lines being exited pursuant to the repositioning program (video, book and software).

NCE is responsible for the Company's proprietary operations, which include music and video products. NCE net sales, excluding sales at the Sofsource subsidiary, were $22.6 million for the first quarter of fiscal 1999, compared to $18.8 million for the first quarter of fiscal 1998, a 20% increase. This increase was primarily attributable to higher "budget" music sales, as well as strong video sales which were spurred by the addition of new customers and a resurgence in the horror video category. NCE's Anchor Bay unit has many horror titles in its catalog including the original "Halloween," which is currently being marketed in a 20th anniversary edition concurrent with the recent theatrical release of "Halloween H20."

International includes category management operations in Mexico, Brazil and Argentina. International had net sales of $12.9 million for the first quarter of fiscal 1999, compared to $14.1 million for the first quarter of fiscal 1998, a decrease of 9%. The decrease was attributable to the Mexican unit which has experienced reduced shipments and higher returns as it works with its mass merchant customers to better align store inventory levels with retail sales. The decrease in sales in Mexico was somewhat offset by a significant increase in sales in Brazil as a result of new stores being added since the first quarter of last year.

Direct product costs as a percentage of revenues was 76.0% for the first quarter of fiscal 1999, compared to 76.3% for the first quarter of fiscal 1998. The year-over-year reduction in direct product costs as a percentage of revenues was primarily attributable to a change in the sales mix within H.E.R. (music sales increased while video, book and software sales decreased), as well as an increase in the proportion of NCE sales to the overall sales level.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 1999 were $55.9 million, compared to $56.3 million for the first quarter last year. A $3.9 million decrease in H.E.R. SG&A expenses was offset by increased levels of SG&A expenses within the International and NCE operating units.

The net operating loss for the first quarter of fiscal 1999, before interest, income taxes, minority interest, non-recurring and repositioning related charges, and the gain of the sale of Sofsource, was $2.5 million, compared to a net operating loss of $6.7 million in the first quarter of fiscal 1998. The decrease in net operating loss was attributable to the H.E.R. operating unit. The improvement in operating results in H.E.R., however, was partially offset by increased operating losses in the International division.

The Company's first quarter is traditionally its weakest quarter. The Company has historically generated the majority of its earnings in subsequent fiscal quarters.

Accounts receivable at August 1, 1998 were $205.0 million, compared to $242.4 million at May 2, 1998, a decrease of 15%. The decrease in accounts receivable primarily resulted from lower sales volume during the first quarter of fiscal 1999, compared to the fourth quarter of fiscal 1998, as well as certain adjustments to the carrying value of accounts receivable due to the repositioning program.

Merchandise inventories decreased to $169.5 million at August 1, 1998 from $187.2 million at May 2, 1998. This decrease principally resulted from an adjustment of inventory to net realizable value resulting from the repositioning program.

Other current assets increased to $79.9 million at August 1, 1998 from $10.8 million at May 2, 1998. The increase in other current assets was mainly due to two items: a $45 million investment in The Learning Company resulting from the sale of Sofsource and an increase in income taxes receivable of $26.0 million. The Company has an option to redeem the stock obtained in the sale of Sofsource with the Learning Company in January 1999 for $45 million.

The decrease in property and equipment, net at August 1, 1998, compared to May 2, 1998 primarily resulted from the write-off of display fixtures, furniture and other equipment in connection with the repositioning program.

Accrued and other liabilities at August 1, 1998 were $93.0 million, compared to $39.9 million at May 2, 1998. The increase in accrued and other liabilities principally resulted from the accrual for non-recurring and repositioning related charges recorded during the first quarter of this year.

During the first fiscal quarter, NCE purchased shares of The itsy bitsy Entertainment Company, Inc. ("itsy bitsy"). As a result, NCE owns a 75% share in itsy bitsy, a firm dedicated to licensing and marketing entertainment properties for children and their caregivers. itsy bitsy has the exclusive right to license a number of childrens properties including Ragdoll Productions, Teletubbies and Tots TV, and Enid Blyton's Noddy. Under the terms of the agreement, itsy bitsy will establish a childrens unit with responsibility for the acquisition, development and marketing of future childrens entertainment properties and concepts for NCE. Managerial and operating control of itsy bitsy will remain with its current management, who are retaining a meaningful minority interest in that company.

                             * * * * * * * * * * * *

THE FOLLOWING COMMENTS RELATE TO THE COMPANY'S STRATEGIC REPOSITIONING PROGRAM:

The strategic repositioning program was designed to focus the Company on its core music distribution business. As previously announced, the repositioning program has four major components:

         - Exit the domestic video, book and software distribution and service operations.

         - Reduce the number of customers serviced in the music distribution business to a select group of strategic partners who can best benefit from Handleman's category management and systems investments.

         -  Sale of Sofsource, the Company's software publishing subsidiary.

         -  Implementation of a new common stock repurchase program.

During the first quarter of fiscal 1999, the Company sold its book distribution business to Levy Home Entertainment at a pre-tax loss of $1.3 million, and its Sofsource subsidiary to The Learning Company at a pre-tax gain of $31.0 million.

By the end of the second quarter of fiscal 1999 (October 31, 1998), the Company will have substantially exited its domestic video and software distribution business activities, as well as ceased providing services to many customers. Upon the completion of the repositioning program, the Company's core music category management business will serve seven U.S. customers and two Canadian customers.

The Company conducted an in-depth review of its International business during the first quarter. The purpose of this review was to determine how best to maximize shareholder value from the Argentina, Brazil and Mexico operations. Based on this analysis, the Company has decided to implement in Latin America the repositioning program concepts of focusing on the music business and a select group of key customers.

The Company has determined that Brazil represents an attractive long-term opportunity for growth, but will require an organizationally intensive effort to fully exploit the potential of this market. Therefore, the Company has decided to actively seek a local partner to take a substantial position in the Brazilian unit. Operations in Argentina are expected to be packaged with those in Brazil for inclusion in any subsequent local joint venture. The Company has also determined that portions of its operations in Mexico are strategically tied to core operations in the United States and Canada. Accordingly, the Company intends to focus on those Mexican operations represented by its core customers, and manage an orderly exit from the remainder. These initiatives are expected to provide for greater local input and improved service levels to the Company's customers and suppliers. The provision for non-recurring and repositioning related charges recorded in the first quarter of fiscal 1999 includes an estimate of the costs required to implement the repositioning strategy contemplated for International Operations.

In connection with the repositioning program, the Board of Directors approved a common stock repurchase program, subject to the generation of cash from the sale of assets and reduced working capital needs, as well as the requirements of the Company's credit agreements. During the first quarter of fiscal 1999, the Company purchased 852,000 shares at a cost of $9.8 million under the repurchase program. These repurchases were in addition to the 1,295,000 shares repurchased in fiscal 1998 under a repurchase program which has now been replaced by this new authorization.

See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the repositioning program.

                                 ***************

This document contains forward-looking statements which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitations, the Company's ability to effectively divest certain assets, the cost and timing of implementing repositioning actions, success in implementing actions contemplated by the repositioning program, conditions in the music industry, relationships with the Company's lenders, certain global and regional economic conditions, and other factors discussed in this Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. Handleman undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward looking statements may be contained in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION




      Item 6.   Exhibits or Reports on Form 8-K

                  A report on Form 8-K was filed with the Securities and Exchange Commission on June 12, 1998 as required by Item 5. , Other Events.


SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HANDLEMAN COMPANY



DATE:  September 11, 1998                     BY: /s/ Stephen Strome
       ------------------                         -----------------------------
                                                      STEPHEN STROME
                                                      President and
                                                  Chief Executive Officer



DATE:  September 11, 1998                     BY: /s/ Leonard A. Brams
       ------------------                         -----------------------------
                                                      LEONARD A. BRAMS
                                                 Senior Vice President, Finance
                                                  and  Chief Financial Officer
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                            Description

Ex-27                                  Financial Data Schedule