Form 10-Q
period 1998-10-31
HANDLEMAN CO /MI/
filed 1998-12-15
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the second quarter ended October 31, 1998     Commission File Number 1-7923


                                Handleman Company
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        MICHIGAN                                    38-1242806
------------------------------------      -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


500 KIRTS BOULEVARD TROY, MICHIGAN         48084-4142       Area Code 248 362-4400
---------------------------------------   -------------  ---------------------------------
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


                   YES     X             NO
                        -------              ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                      DATE              SHARES OUTSTANDING
-----------------------------   -------------------   ----------------------
Common Stock - $.01 Par Value     December 4, 1998         31,612,204

                                HANDLEMAN COMPANY

                                      INDEX


                                                                 PAGE NUMBER
                                                                 -----------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Operations .......................   1

       Consolidated Balance Sheet .................................   2

       Consolidated Statement of Shareholders' Equity .............   3

       Consolidated Statement of Cash Flows .......................   4

       Notes to Consolidated Financial Statements .................   5

       Management's Discussion and Analysis of Operations .........  6 - 11


PART II - OTHER INFORMATION AND SIGNATURES ........................  12

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands except per share data)

                                             Three Months (13 Weeks) Ended             Six Months (26 Weeks) Ended
                                            -------------------------------         ---------------------------------
                                             October 31,     November 1,               October 31,      November 1,
                                               1998             1997                      1998            1997
                                             ----------      ----------                -----------     ------------
Revenues                                      $ 289,565       $ 315,285                 $ 511,442       $ 524,322

Costs and expenses:
  Direct product costs                          217,529         240,029                   386,094         399,546

  Selling, general and
     administrative expenses                     50,961          60,795                   106,814         117,050

  Interest expense, net                           2,563           3,492                     4,916           6,490

  Non-recurring and repositioning
     related charges                              6,962            --                     116,962            --

Gain on sale of subsidiary                         --              --                     (31,000)           --
                                              ---------       ---------                 ---------       ---------
     Income (loss) before income
       taxes and minority interest               11,550          10,969                   (72,344)          1,236

Income tax (expense) benefit                     (4,640)         (4,387)                   20,357          (1,318)

Minority interest                                  (825)          1,738                      (966)          1,932
                                              ---------       ---------                 ---------       ---------

     Net income (loss)                        $   6,085       $   8,320                 ($ 52,953)      $   1,850
                                              =========       =========                 =========       =========

Net income (loss) per share - basic
   and diluted                                $     .19       $     .25                 ($   1.67)      $     .06
                                              =========       =========                 =========       =========

Weighted average number of shares
   outstanding during the period - basic         31,583          33,171                    31,695          33,270
                                              =========       =========                 =========       =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    (amounts in thousands except share data)

                                                                          October 31,      May 2,
                                                                             1998           1998
                                                                          ----------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   7,211       $  25,562
    Accounts receivable, less allowance of $17,242
      and $17,339 at October 31, 1998 and May 2, 1998, respectively,
      for the gross profit impact of estimated future returns               253,687         242,445
    Merchandise inventories                                                 169,502         187,173
    Other current assets                                                     74,610          10,834
                                                                          ---------       ---------
                    Total current assets                                    505,010         466,014
                                                                          ---------       ---------
Property and equipment:
    Land                                                                      3,782           4,012
    Buildings and improvements                                               22,409          22,280
    Display fixtures                                                         56,292          89,954
    Equipment, furniture and other                                           40,343          70,630
                                                                          ---------       ---------
                                                                            122,826         186,876
    Less accumulated depreciation and amortization                           58,868         108,165
                                                                          ---------       ---------
                                                                             63,958          78,711
                                                                          ---------       ---------
Other assets, net of allowances                                              64,279          68,331
                                                                          ---------       ---------
                    Total assets                                          $ 633,247       $ 613,056
                                                                          =========       =========
LIABILITIES
Current liabilities:
    Accounts payable                                                      $ 213,801       $ 179,227
    Accrued and other liabilities                                            79,731          39,871
                                                                          ---------       ---------
                    Total current liabilities                               293,532         219,098
                                                                          ---------       ---------
Debt, non-current                                                           130,989         114,768
Other liabilities                                                             1,551           5,383

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                    --              --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 31,588,000 and 31,977,000 shares
    issued at October 31, 1998 and May 2, 1998, respectively                    316             320
Paid-in capital                                                              16,568          20,710
Foreign currency translation adjustment and other                           (17,133)         (7,600)
Retained earnings                                                           207,424         260,377
                                                                          ---------       ---------
                    Total shareholders' equity                              207,175         273,807
                                                                          ---------       ---------
                    Total liabilities and shareholders' equity            $ 633,247       $ 613,056
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

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)

                                                         Six Months (26 Weeks) Ended October 31, 1998
                                    ---------------------------------------------------------------------------------------------
                                           Common Stock                            Foreign
                                    ----------------------------                   Currency
                                                                                  Translation                          Total
                                     Shares                          Paid-in       Adjustment        Retained      Shareholders'
                                     Issued           Amount         Capital        and Other        Earnings         Equity
                                    ---------       ---------       ---------       ---------       -----------    ------------
May 2, 1998                            31,977       $     320       $  20,710       ($  7,600)      $ 260,377       $ 273,807

Net loss                                                                                              (52,953)        (52,953)

Common stock issuances
 and forfeitures in connection
 with employee benefit plans              249               3           2,811          (2,149)                            665

Common stock repurchased                 (852)             (9)         (9,774)                                         (9,783)

Adjustment for foreign
 currency translation                                                                  (7,384)                         (7,384)

Additional investment in
 The itsy bitsy Entertainment
 Company, Inc.                            214               2           2,821                                           2,823
                                    ---------       ---------       ---------       ---------       ---------       ---------
October 31, 1998                       31,588       $     316       $  16,568       ($ 17,133)      $ 207,424       $ 207,175
                                    =========       =========       =========       =========       =========       =========





                   The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                                     Six Months (26 weeks) Ended
                                                                                  -------------------------------
                                                                                     October 31,    November 1,
                                                                                        1998            1997
                                                                                  --------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                              ($   52,953)    $     1,850
                                                                                    -----------     -----------
     Adjustments to reconcile net income (loss) to net cash provided from operating activities:

       Depreciation                                                                       8,970          14,208
       Amortization of acquisition costs                                                  1,663           2,644
       Recoupment of license advances                                                     4,241           6,716
       Repositioning charge                                                             110,000            --
       Gain on sale of subsidiary                                                       (31,000)           --
       Loss on sale of book business                                                      1,291            --

       (Increase) decrease in assets:

          Accounts receivable                                                           (25,784)        (34,198)
          Merchandise inventories                                                        (4,933)        (26,533)
          Other  current assets                                                         (20,663)           (978)
          Other  assets, net of allowances                                               (1,446)          1,846

       Increase (decrease) in liabilities:

          Accounts payable                                                               35,990          48,875
          Accrued and other liabilities                                                 (21,682)         (5,237)
          Other liabilities                                                              (3,072)         (4,536)
                                                                                    -----------     -----------
          Total adjustments                                                              53,575           2,807
                                                                                    -----------     -----------
                Net cash provided from operating activities                                 622           4,657
                                                                                    -----------     -----------
Cash flows from investing activities:
     Additions to property and equipment                                                 (8,862)        (10,268)
     Retirements of property and equipment                                                  933           1,811
     License advances                                                                    (8,673)        (10,881)
     Additional investment in The itsy bitsy
       Entertainment Company, Inc.                                                       (4,754)           --
     Proceeds from sale of book business                                                  2,665            --
                                                                                    -----------     -----------
                Net cash used by investing activities                                   (18,691)        (19,338)
                                                                                    -----------     -----------
Cash flows from financing activities:
     Issuances of debt                                                                1,457,675         687,600
     Repayments of debt                                                              (1,441,455)       (672,680)
     Repurchase of common stock                                                          (9,783)         (2,470)
     Other changes in shareholders' equity, net                                          (6,719)           (653)
                                                                                    -----------     -----------
                Net cash provided from (used by) financing activities                      (282)         11,797
                                                                                    -----------     -----------

                Net decrease in cash and cash equivalents                               (18,351)         (2,884)

                Cash and cash equivalents at beginning of period                         25,562          12,449
                                                                                    -----------     -----------
                Cash and cash equivalents at end of period                          $     7,211     $     9,565
                                                                                    ===========     ===========


                   The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 1998, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended October 31, 1998 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 2, 1998 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 2, 1998.

2. On June 2, 1998 the Board of Directors approved a comprehensive strategic repositioning program designed to focus on the Company's core business and product lines. The program has four major components:

      - Exiting the domestic video, book and software distribution and service operations.

      - Reduction of the number of customers serviced in the music distribution business.

      - Sale of Sofsource, the Company's software publishing subsidiary, for approximately $45 million which was received in cash after October 31, 1998.

      -     Implementation of a new common stock repurchase program.

      A summary of the components of the $117 million (pre-tax) non-recurring and repositioning related charge is as follows (in millions):

                                                          First Quarter   Second Quarter   Six Months
                                                           Fiscal 1999     Fiscal 1999     Fiscal 1999
                                                          -------------    ------------   -------------
  Adjustments of assets to net realizable value                $ 84.5          --            $ 84.5

  Intangibles write-off                                          13.0          --              13.0

  Other repositioning related costs,  including debt
  restructuring, advisory fees and employee
  severance and related benefit costs                            12.5        $  7.0            19.5
                                                               ------        ------          ------
                        Total                                  $110.0        $  7.0          $117.0
                                                               ======        ======          ======


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

      Accrued and other liabilities in the October 31, 1998 balance sheet includes $39.0 million related to the non-recurring and repositioning related charges.

      The Company continues to believe that estimated non-recurring and repositioning related charges to be incurred in fiscal 1999 that were not accruable in the first quarter will not exceed $15 million (pre-tax). Of that amount, the Company incurred $7.0 million (pre-tax) of non-recurring and repositioning related charges during the second quarter of fiscal 1999. It is anticipated that the majority of the repositioning activities will be completed during fiscal 1999, but that some costs will be incurred during fiscal 2000.

                                HANDLEMAN COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Revenues for the second quarter ended October 31, 1998 decreased 8% to $289.6 million from $315.3 million for the second quarter ended November 1, 1997. The lower revenue level was attributable to the withdrawal from three product lines and the discontinuance of service to a number of smaller music customers in conjunction with the Company's previously announced strategic repositioning program. Net income for the second quarter of fiscal 1999 was $6.1 million or $.19 per share, compared to net income of $8.3 million or $.25 per share for the second quarter of fiscal 1998. The Company's fiscal 1999 second quarter results included pre-tax non-recurring and repositioning charges of $7.0 million ($.14 per share after tax).

      Revenues were $511.4 million for the first six months this year, compared to $524.3 million for the first six months last year. The Company's revenues this year included Sofsource and the book distribution business, which were sold during the first quarter, for the period through the dates these businesses were sold. The net loss for the first six months of this year was $53.0 million or $1.67 per share, compared to net income of $1.9 million or $.06 per share for the first six months last year. The Company's results of operations for the six months ended October 31, 1998 included pre-tax non-recurring and repositioning charges of $117 million ($2.51 per share after tax) and a pre-tax gain on the sale of the Company's SofSource subsidiary of $31 million ($.63 per share after tax).

      The Company has three operating units: Handleman Entertainment Resources ("H.E.R."), North Coast Entertainment ("NCE") and Handleman International ("International"). H.E.R., which includes category management operations in the U.S. and Canada, had net sales of $232.9 million for the second quarter of fiscal 1999, a decrease of 11% from net sales of $262.1 million for the second quarter last year. (Canadian operations, which were previously included in International, have been included in H.E.R. for both this year and last year.) Within H.E.R., music sales grew 15% to $220.5 million for the second quarter of fiscal 1999, from $191.1 million for the second quarter of fiscal 1998. The increase in music sales was due to strong retail sales of recent hit items, as well as lower product returns from customers. The lower returns are the result of H.E.R. implementing category management processes and new systems initiatives. The remainder of H.E.R. sales ($12.4 million in the second quarter this year versus $71.0 million in the second quarter last year) were attributable to the video, book and software product lines which have now been exited in connection with the Company's strategic repositioning program.

      H.E.R. net sales for the six months ended October 31, 1998 were $418.6 million, compared to $438.7 million for the six months ended November 1, 1997, a decrease of 5%. Within H.E.R., music sales for the first six months this year were $380.6 million, compared to $326.1 million for the first six months last year, an increase of 17%.

      NCE encompasses the Company's proprietary operations, which include music, video and licensing operations. NCE net sales increased 30% to $52.6 million for the second quarter of fiscal 1999. This compares to $40.6 million for the second quarter of fiscal 1998, which excludes sales of the Sofsource subsidiary which was sold during the first quarter of fiscal 1999. The NCE sales increase was primarily a result of strong sales at the Anchor Bay and Madacy units, where the improvements were attributable to the release of new titles and products, the addition of new customers and a resurgence in the horror video category where the NCE units have a strong catalog. NCE net sales for the second quarter of fiscal 1999 modestly benefited from the inclusion of The itsy bitsy Entertainment Company, in which NCE increased its ownership interest to 75% during the first quarter of this fiscal year. For the six months of fiscal 1999,

      NCE net sales increased 27% to $75.2 million, from $59.4 million for the comparable six-month period last year, excluding SofSource sales in both periods.

      International includes category management operations in Mexico, Brazil and Argentina. International had net sales of $12.4 million for the second quarter of fiscal 1999, compared to $15.4 million for the second quarter of fiscal 1998, a decrease of 19%. This decrease was attributable to an overall weakness in the Latin American economies, which has severely impacted the music industry in each market, as well as the exiting of the video and software businesses and a reduction in customers served in connection with the repositioning program. International net sales were $25.3 million for the first six months of fiscal 1999, compared to $29.5 million for the first six months of fiscal 1998, a decrease of 14%.

      Direct product costs as a percentage of revenues was 75.1% for the second quarter of fiscal 1999, compared to 76.1% for the second quarter of fiscal 1998. The year-over-year improvement resulted from a change in sales mix within H.E.R.; music sales increased while video, book and software sales represented less than 6% of H.E.R. sales this year, versus 27% of H.E.R. sales in the second quarter last year. Further, NCE sales (which have lower direct product costs) represented a larger percentage of the Company's overall sales. Direct product costs as a percentage of revenues was 75.5% for the six months ended October 31, 1998, compared to 76.2% for the six months ended November 1, 1997.

      Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 1999 were $51.0 million, or 17.6% of revenues, compared to $60.8 million, or 19.3% of revenues, for the second quarter last year. For the second quarter, H.E.R. reduced its year-over-year SG&A expenses by $10.0 million, or by approximately 23%. SG&A expenses for the first six months of fiscal 1999 were $106.8 million or 20.9% of revenues, compared to $117.1 million or 22.3% of revenues for the comparable prior year period.

      Income before interest, income taxes, minority interest and non-recurring and repositioning related charges ("operating income") for the second quarter of fiscal 1999 increased 45% to $21.0 million, from $14.5 million for the second quarter of fiscal 1998. H.E.R. operating income improved 79% to $14.3 million, from $8.0 million last year. NCE operating income improved 16% to $8.5 million, from $7.3 million (excluding $2.3 million of operating income for Sofsource) last year. International reduced its operating loss by 42% to $1.8 million this year, from $3.1 million last year.

      Operating income for the first six months of fiscal 1999 increased 140% to $18.5 million, from $7.7 million for the first six months of fiscal 1998. H.E.R. operating income improved to $13.3 million, from $.8 million last year. NCE operating income improved to $8.8 million, from $8.2 million (excluding $2.2 million of operating income for Sofsource) last year. International's operating loss was $3.6 million this year, compared to an operating loss of $3.5 million last year.

      Accounts receivable increased to $253.7 million at October 31, 1998, from $242.4 million at May 2, 1998. This increase was primarily attributable to the increased sales volume in the second quarter of fiscal 1999, compared to the fourth quarter of fiscal 1998, partially offset by certain adjustments to the carrying value of accounts receivable due to the repositioning program. Accounts receivable this year decreased $70.6 million from $324.3 million at November 1, 1997.

      Merchandise inventories decreased to $169.5 million at October 31, 1998, from $187.2 million at May 2, 1998. This decrease principally resulted from an adjustment of inventory to net realizable value resulting from the repositioning program.

      Other current assets were $74.6 million at October 31, 1998, compared to $10.8 million at May 2, 1998. This increase in other current assets was mainly due to two items: a $45 million investment in The Learning Company resulting from the sale of Sofsource and an increase in income taxes receivable of $21 million. In November 1998, the Company sold The Learning Company stock obtained in the sale of Sofsource for $45 million.

      The decrease in property and equipment, net at October 31, 1998, compared to May 2, 1998 primarily resulted from the write-off of display fixtures, furniture and other equipment in connection with the repositioning program.

      Accounts payable at October 31, 1998 was $213.8 million, compared to $179.2 million at May 2, 1998. This increase principally resulted from increased purchases in the second quarter of fiscal 1999, compared to the fourth quarter of fiscal 1998, in preparation for the upcoming holiday season.

      Accrued and other liabilities at October 31, 1998 were $79.7 million, compared to $39.9 million at May 2, 1998. This increase in accrued and other liabilities primarily resulted from the accrual for non-recurring and repositioning related charges recorded during the first quarter of fiscal 1999.

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

      THE FOLLOWING COMMENTS RELATE TO THE COMPANY'S STRATEGIC REPOSITIONING
      PROGRAM:

      The strategic repositioning program was designed to focus the Company on its core music distribution business. As previously announced, the repositioning program has four major components:

      - Exiting the H.E.R. and International video, book and software distribution and service operations.

      - Reduction of the number of customers serviced in the music distribution business within H.E.R. and International to a select group of strategic partners who can best benefit from Handleman's category management and systems investments.

      -     Sale of Sofsource, the Company's software publishing subsidiary.

      -     Implementation of a new common stock repurchase program.

      During the first quarter of fiscal 1999, the Company sold its book distribution business to Levy Home Entertainment at a pre-tax loss of $1.3 million, and its Sofsource subsidiary to The Learning Company at a pre-tax gain of $31.0 million.

      By the end of the second quarter of fiscal 1999, H.E.R. has exited its video and software distribution business activities, as well as ceased providing services to many customers, and accordingly, now services seven U.S. customers and two Canadian customers in the music category management business.

      The Company conducted an in-depth review of its International business. The purpose of this review was to determine how best to maximize shareholder value from the Argentina, Brazil and Mexico operations. Based on this analysis, the Company has decided to implement in Latin America the repositioning program concepts of focusing on the music business and a select group of key customers.

      The Company has determined that Brazil represents a long-term opportunity for growth, but will require an organizationally intensive effort to fully exploit the potential of this market. Therefore, the Company is actively seeking a local partner to take a substantial position in the Brazilian unit. Operations in Argentina may be packaged with those in Brazil for inclusion in any subsequent local joint venture, or may be sold in whole or in part to local interests in Argentina. The Company has also determined that portions of its operations in Mexico are strategically tied to core operations in the United States and Canada.

      Accordingly, the Company intends to focus on those Mexican operations represented by its core customers, and manage an orderly exit from the remainder. The Company is also reviewing its Mexico operations to determine if combining with a local joint venture partner would enable it to improve profitability, as well as service levels to customers and suppliers. The provision for non-recurring and repositioning related charges recorded in the first quarter of fiscal 1999 includes an estimate of the costs required to implement the repositioning strategy contemplated for International operations.

      In connection with the repositioning program, the Board of Directors approved a common stock repurchase program, subject to the generation of cash from the sale of assets and reduced working capital needs, as well as the requirements of the Company's credit agreements. During the first quarter of fiscal 1999, the Company purchased 852,000 shares at a cost of $9.8 million under the repurchase program. These repurchases were in addition to the 1,295,000 shares repurchased in fiscal 1998 under a repurchase program which has now been replaced by this new authorization. No purchases were made during the second quarter of fiscal 1999.

      See note 2 of Notes to Consolidated Financial Statements for additional information regarding the repositioning program.

      YEAR2000 PROJECT

      In May 1997, the Company formed an internal team to study the information system's issue commonly referred to as 'Year2000'. As a result, a project plan was developed to address the Year2000 issue. The Company's Year2000 plan covers the enterprise wide information technology systems. The Company's information technology systems are comprised of mainframe applications, AS400 applications, AS400 systems, PC Client Server applications, PC desktop/LAN infrastructure, Telecomm/Voice infrastructure, Embedded systems, Sales Force Automation and Stirling Douglas Application. The Company's information technology systems play a vital role to support its business operations.

      In December 1997, the Company's Chief Executive Officer issued the Company's Year2000 compliance policy. The Company's Chief Information Officer ('CIO') is the Year2000 project sponsor. The Year2000 project management team meets with the CIO on a weekly basis to report on project progress and discuss issues.

      The planning and assessment phase of the Company's Year2000 project is complete. To date, all Year2000 projects are in the remediation, upgrade and/or testing phase. The Company anticipates completing the remediation and testing of 80% of its mission critical enterprise applications by December 31, 1998. The Company anticipates the completion of its enterprise Year2000 project by June 30, 1999.

      The Company's mainframe applications are a major part of its information technology systems inventory. The Year2000 project incorporates the remediation and testing of the Company's 4.1 million lines of code for mainframe applications which was launched in October 1997. The Company is using the services of third-party consulting firms in conjunction with its own information technology staff for the mainframe applications Year2000 project. The mainframe applications Year2000 project management team has divided the mainframe application inventory into eight logical groups called 'Upgrade Groups'. To date, the Company has finished the remediation and testing of 75% of its mainframe application inventory and anticipates completing the remediation and testing of its entire mainframe application inventory by the end of the current fiscal year, May 1, 1999.

      The Company's mainframe data center is an outsourced operation. The Company is closely working with its data center service provider to address the system related Year2000 issues and achieve system level Year2000 readiness status by May 1, 1999.

      The Company has prepared the Year2000 remediation, upgrade and test plans to address its AS400 applications, AS400 Systems, PC Client Server applications, PC desktop/LAN server infrastructure,

      Telecomm/Voice infrastructure, Embedded systems, Sales Force Automation and Stirling Douglas Applications. All of these project plans are in the upgrade, remediation and/or testing phase.

      As a part of the Year2000 project, the Company has trained its information technology staff on the Year2000 awareness and Year2000 remediation and testing methodologies, on an as needed basis.

      The Year2000 issue can arise at any point in the Company's supply, processing, distribution and financial chains. The Company has surveyed its merchandise trading partners to assess their general IT and EDI Year2000 readiness status. The Company has prepared plans for the Year2000 compliance of its EDI systems. The Company has successfully completed the National Retail Federation's EDI test to handle two position year dates. The Company is currently testing Year2000 compliant EDI transactions with one of its merchandise trading partners.

      The Company is in the process of establishing internal and external contingency plans intended to mitigate the possible disruptions in business operations that may result from the Year2000 issue. The contingency plans may include increasing inventory levels, stockpiling packaging materials, securing alternative sources of supply, adjusting facility schedules, manual workarounds, additional staffing and other appropriate measures. The Company anticipates completing its initial contingency plans by June 30, 1999. These plans will continue to be evaluated and modified throughout the Year2000 transition period as additional information becomes available.

      The Company is surveying its non-merchandising trading partners ( data center service provider, application support service providers, critical material suppliers, banks, electricity and telecommunications service providers, etc. ) for their Year2000 readiness status.

      Because of the vast number of business systems used by the Company and the significant number of key business partners, the Company could experience some disruption in its business due to the Year2000 issue. More specifically, because of the interdependent nature of the business systems, the Company could be adversely affected if utilities, private businesses and governmental entities with which it does business or that provide essential services are not Year2000 ready. Although it is not currently possible to quantify the most reasonably likely worst case scenario, the possible consequences of the Company or key business partners not being fully Year2000 ready in a timely manner include, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Consequently, the business and results of operations of the Company could be adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for periods of time. However, the Company believes that its Year2000 readiness program, including the contingency planning, should significantly reduce the adverse effect, if any, of such disruptions.

      The total estimated cost for the Year2000 project is approximately $5.0 million. These costs are being expensed as incurred, and are being financed through operating cash flow. Approximately $2.8 million of the total project costs have been incurred as of October 31, 1998.

      The Company has also accelerated the replacement of certain non-compliant systems to meet Year2000 requirements. In July 98, the Company launched an Oracle Financials Implementation Project to replace its existing general ledger, fixed assets and accounts receivables systems. The Company is using third party consulting firms in conjunction with its own information technology staff to implement the Oracle Financials System. The Company anticipates completing the Oracle Financials Implementation Project by August 1999. The new Oracle Financials System is Year2000 compliant. The total estimated cost of the Oracle Financials Implementation Project is $5.0 million. Costs associated with the replacement of non-compliant computerized systems are being capitalized, as appropriate, under current accounting standards.

      Other non-Year2000 information system projects either have not been materially delayed or impacted by the Company's Year2000 initiatives, or if delayed, such delay does not have an adverse effect on results of operations or financial position.

      While management believes that the estimated cost of becoming Year2000 compliant is not significant to the Company's financial results, failure to complete all the work in a timely manner could result in material financial risk. While management expects all planned work to be completed, there can be no assurance that all systems will be in compliance by the Year2000, that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company's ability to ship its products, process transactions, or otherwise conduct business in any of its markets.

                                ****************

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

      PART II - OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders

              An Annual Meeting of Shareholders of Handleman Company was held on September 8, 1998. Two items were voted on at the Annual Meeting. The first matter was the election of directors. The following individuals were elected as directors of the Company with each receiving at least 27,978,377 shares voted for election, while a maximum of 2,025,916 were withheld: Messrs. John M. Barth and Alan
              E. Schwartz.

              The second matter voted on was the approval of the Company's 1998 Stock Option and Incentive Plan which authorizes the granting of stock options, stock appreciation rights and restricted stock to key employees of the Company. The 1998 Stock Option and Incentive Plan was approved, with 19,740,724 shares voted for approval, while 10,176,544 shares voted against and 87,025 shares abstained.


      Item 6. Exhibits or Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter.


      SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HANDLEMAN COMPANY



DATE:  December 11, 1998              BY:   /s/  Stephen Strome
       ------------------                  ----------------------------
                                               STEPHEN STROME
                                               President and
                                            Chief Executive Officer



DATE:   December 11, 1998             BY:   /s/  Leonard A. Brams
        -----------------                 -----------------------------
                                                LEONARD A. BRAMS
                                          Senior Vice President, Finance
                                           and  Chief Financial Officer
                                           (Principal Financial Officer)