Form 10-Q
period 1999-01-31
HANDLEMAN CO /MI/
filed 1999-03-17
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the third quarter ended January 31, 1999      Commission File Number 1-7923


                                Handleman Company
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                    38-1242806
--------------------------------         ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



500 KIRTS BOULEVARD TROY, MICHIGAN   48084-4142        Area Code 248 362-4400
----------------------------------  ------------ -------------------------------
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


                       YES     X            NO
                            -------              ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                        DATE               SHARES OUTSTANDING
-----------------------------    ---------------------  -----------------------
Common Stock - $.01 Par Value        March 5, 1999             31,499,622

                                HANDLEMAN COMPANY


                                      INDEX


                                                              PAGE NUMBER
                                                              -----------
PART I - FINANCIAL INFORMATION

       Consolidated Statement of Operations ..................    1

       Consolidated Balance Sheet ............................    2

       Consolidated Statement of Shareholders' Equity ........    3

       Consolidated Statement of Cash Flows ..................    4

       Notes to Consolidated Financial Statements ............   5 - 6

       Management's Discussion and Analysis ..................   7 - 12


PART II - OTHER INFORMATION AND SIGNATURES ...................   13

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands except per share data)

                                               Three Months (13 Weeks) Ended               Nine Months (39 Weeks) Ended
                                             -----------------------------------     ---------------------------------------
                                              January 31,          January 31,           January 31,          January 31,
                                                 1999                 1998                  1999                 1998
                                             ------------         -------------         ------------          ----------
Revenues                                      $ 290,115            $ 308,202              $ 801,557            $ 832,524

Costs and expenses:
  Direct product costs                          219,889              231,882                605,983              631,428

  Selling, general and
     administrative expenses                     51,281               63,326                158,095              180,376

  Interest expense, net                           1,853                3,097                  6,769                9,587

  Non-recurring and repositioning
     related charges                              6,939                 --                  123,901                 --

Gain on sale of subsidiary                         --                   --                  (31,000)                --
                                              ---------            ---------              ---------            ---------
     Income (loss) before income
       taxes and minority interest               10,153                9,897                (62,191)              11,133

Income tax (expense) benefit                     (3,559)              (3,852)                16,798               (5,170)

Minority interest                                  (966)                 909                 (1,932)               2,841
                                              ---------            ---------              ---------            ---------

     Net income (loss)                        $   5,628            $   6,954              ($ 47,325)           $   8,804
                                              =========            =========              =========            =========

Net income (loss) per share - basic
   and diluted                                $     .18            $     .21              ($   1.49)           $     .27
                                              =========            =========              =========            =========

Weighted average number of shares
   outstanding during the period - basic         31,584               32,741                 31,658               33,094
                                              =========            =========              =========            =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    (amounts in thousands except share data)

                                                                      January 31,       May 2,
                                                                         1999            1998
                                                                     -----------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                                         $   8,780       $  25,562
    Accounts receivable, less allowance of $14,886 and $17,339 at January 31, 1999 and May 2, 1998, respectively, for the
      gross profit impact of estimated future returns                   213,726         242,445
    Merchandise inventories                                             127,148         187,173
    Other current assets                                                 22,344          10,834
                                                                      ---------       ---------
                    Total current assets                                371,998         466,014
                                                                      ---------       ---------
Property and equipment:
    Land                                                                  3,329           4,012
    Buildings and improvements                                           19,165          22,280
    Display fixtures                                                     48,823          89,954
    Equipment, furniture and other                                       40,266          70,630
                                                                      ---------       ---------
                                                                        111,583         186,876
    Less accumulated depreciation and amortization                       57,016         108,165
                                                                      ---------       ---------
                                                                         54,567          78,711
                                                                      ---------       ---------
Other assets, net of allowances                                          63,307          68,331
                                                                      ---------       ---------
                    Total assets                                      $ 489,872       $ 613,056
                                                                      =========       =========
LIABILITIES
Current liabilities:
    Accounts payable                                                  $ 177,530       $ 179,227
    Debt, current portion                                                18,571          18,571
    Accrued and other liabilities                                        26,025          21,300
                                                                      ---------       ---------
                    Total current liabilities                           222,126         219,098
                                                                      ---------       ---------
Debt, non-current                                                        47,429         114,768
Other liabilities                                                         2,919           5,383

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                --              --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 31,410,000 and 31,977,000 shares
    issued at January 31, 1999 and May 2, 1998, respectively                314             320
Paid-in capital                                                          13,515          20,710
Foreign currency translation adjustment                                  (7,834)         (7,600)
Unearned compensation                                                    (1,649)           --
Retained earnings                                                       213,052         260,377
                                                                      ---------       ---------
                    Total shareholders' equity                          217,398         273,807
                                                                      ---------       ---------
                    Total liabilities and shareholders' equity        $ 489,872       $ 613,056
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

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)



                                                            Nine Months (39 Weeks) Ended January 31, 1999
                                     -----------------------------------------------------------------------------------------------
                                        Common Stock
                                     ------------------
                                                                         Foreign
                                                                         Currency                                         Total
                                     Shares                  Paid-in    Translation      Unearned       Retained      Shareholders'
                                     Issued      Amount      Capital     Adjustment     Compensation    Earnings         Equity
                                     ------      ------      -------    -----------     ------------    ----------    -------------
May 2, 1998                          31,977       $320       $20,710     ($7,600)          $ --         $260,377       $273,807

Net loss                                                                                                 (47,325)       (47,325)

Adjustment for foreign
 currency translation                                                       (234)                                          (234)
                                                                                                                       --------
Comprehensive loss, net of tax                                                                                          (47,559)
                                                                                                                       ---------
Common stock issuances
 and forfeitures in connection
 with employee benefit plans            365          3         3,360                        (1,649)                       1,714

Common stock repurchased             (1,146)       (11)      (13,376)                                                   (13,387)

Additional investment in
 The itsy bitsy Entertainment
 Company, Inc.                          214          2         2,821                                                      2,823
                                    -------     ------      --------    --------          --------      --------       --------
January 31, 1999                     31,410       $314       $13,515     ($7,834)          ($1,649)     $213,052       $217,398
                                    =======     ======      ========    ========          ========      ========       ========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                                        Nine Months (39 weeks) Ended
                                                                                  ------------------------------------------
                                                                                       January 31,       January 31,
                                                                                          1999              1998
                                                                                      -----------       ------------
Cash flows from operating activities:

     Net income (loss)                                                                ($   47,325)      $     8,804
                                                                                      -----------       -----------
     Adjustments to reconcile net income (loss) to net cash provided from operating activities:

       Depreciation                                                                        12,638            20,960
       Amortization of acquisition costs                                                    2,799             3,953
       Recoupment of license advances                                                       6,527             9,832
       Repositioning charge                                                               110,000              --
       Gain on sale of subsidiary                                                         (31,000)             --
       Loss on sale of book business                                                        1,291              --

       (Increase) decrease in assets:

          Accounts receivable                                                               6,323            32,109
          Merchandise inventories                                                          34,707           (17,734)
          Other  current assets                                                           (13,598)             (938)
          Other  assets, net of allowances                                                 (1,153)            2,545

       Increase (decrease) in liabilities:

          Accounts payable                                                                 (3,797)              722
          Accrued and other liabilities                                                   (39,770)           (2,001)
          Other liabilities                                                                (1,704)           (6,637)
                                                                                      -----------       -----------
          Total adjustments                                                                83,263            42,811
                                                                                      -----------       -----------
                Net cash provided from operating activities                                35,938            51,615
                                                                                      -----------       -----------
Cash flows from investing activities:
     Additions to property and equipment                                                  (11,848)          (15,783)
     Retirements of property and equipment                                                  6,881             2,421
     License advances                                                                     (11,417)          (15,694)
     Additional investment in The itsy bitsy
       Entertainment Company, Inc.                                                         (4,754)             --
     Proceeds from sale of subsidiary                                                      45,000              --
     Proceeds from sale of book business                                                    2,665              --
                                                                                      -----------       -----------
                Net cash provided from (used by) investing activities                      26,527           (29,056)
                                                                                      -----------       -----------
Cash flows from financing activities:
     Issuances of debt                                                                  1,849,475         1,308,050
     Repayments of debt                                                                (1,916,815)       (1,321,430)
     Repurchase of common stock                                                           (13,387)           (5,489)
     Other changes in shareholders' equity, net                                             1,480            (1,485)
                                                                                      -----------       -----------
                Net cash used by financing activities                                     (79,247)          (20,354)
                                                                                      -----------       -----------

                Net increase (decrease) in cash and cash equivalents                      (16,782)            2,205

                Cash and cash equivalents at beginning of period                           25,562            12,449
                                                                                      -----------       -----------
                Cash and cash equivalents at end of period                            $     8,780       $    14,654
                                                                                      ===========       ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               HANDLEMAN COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 1999, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 1999 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 2, 1998 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 2, 1998.

2. On June 2, 1998 the Board of Directors approved a comprehensive strategic repositioning program designed to focus on the Company's core business and product lines. The program had four major components:

   . Exit the domestic video, book and software distribution and service operations.
   . Reduce the number of customers serviced in the music distribution business.
   . Sell Sofsource, the Company's software publishing subsidiary ($45 million was received in cash in November 1998).
   .  Implement a new common stock repurchase program.

   A summary of the components of the $123.9 million (pre-tax) non-recurring and repositioning related charge is as follows (in millions):


                                                                                 Second           Third          Nine
                                                             First Quarter       Quarter         Quarter        Months
                                                              Fiscal 1999      Fiscal 1999      Fiscal 1999    Fiscal 1999
                                                           ---------------   ----------------  --------------- -----------
Adjustments of assets to net realizable value                   $ 84.5                --             --         $ 84.5

Intangibles write-off                                             13.0                --             --           13.0

Other repositioning related costs, including debt
restructuring, advisory fees and employee severance and
related benefit costs                                             12.5              $7.0           $6.9           26.4
                                                                ------              ----           ----         ------

 Total                                                          $110.0              $7.0           $6.9         $123.9
                                                                ======              ====           ====         ======


 Adjustments of assets to net realizable value included adjustments to reflect the estimated recovery amount of assets being disposed of, principally inventory, as well as certain adjustments to the carrying value of receivables, payables and investments, including International investments. The carrying amount of goodwill related directly to either business exited, or customers no longer serviced, were included in the intangibles write-off.

 Accrued and other liabilities in the January 31, 1999 balance sheet includes $1.1 million related to the accrued but not yet incurred repositioning related charges. The decrease from the $39.0 million of accrued but not yet incurred repositioning related charges at October 31, 1998 resulted from the final determination and reclassification of the amounts assignable to certain asset balances, principally International inventories and receivables.

   The Company incurred $7.0 million (pre-tax) and $6.9 million (pre-tax) of non-recurring and repositioning related charges during the second and third quarters of fiscal 1999, respectively, that were not accruable in the first quarter (primarily advisory fees). The majority of the repositioning activities, including employee severance programs, will be completed during fiscal 1999, though some additional repositioning costs will be incurred during fiscal 2000.

3. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations consider management's plans for future operations, recent operating results, undiscounted annual cash flows and other economic factors related to the operation to which the goodwill applies.

4. In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement will be adopted in fiscal 2001. The Company does not believe the impact of SFAS 133 on the earnings and financial position will be material.

                               HANDLEMAN COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Revenues for the third quarter ended January 31, 1999 decreased 6% to $290.1 million from $308.2 million for the third quarter ended January 31, 1998. The lower revenue level was attributable to the withdrawal from three product lines and the discontinuance of service to a number of music customers in conjunction with the Company's strategic repositioning program. Net income for the third quarter of fiscal 1999 was $5.6 million or $.18 per share, compared to $7.0 million or $.21 per share for the third quarter of fiscal 1998. The Company's third quarter results included pre-tax non-recurring and repositioning related charges of $6.9 million ($.14 per share after tax).

Revenues were $801.6 million for the first nine months of this year, compared to $832.5 million for the first nine months last year. The Company's revenues this year included Sofsource and the book distribution business, which were sold during the first quarter, for the period through the dates these businesses were sold. The net loss for the nine months ended January 31, 1999 was $47.3 million or $1.49 per share, compared to net income of $8.8 million or $.27 per share for the nine months ended January 31, 1998. The Company's results of operations for the nine-month period this year included pre-tax non-recurring and repositioning charges of $123.9 million ($2.65 per share after tax) and a pre-tax gain on the sale of the Company's Sofsource subsidiary of $31 million ($.63 per share after tax).

The Company has three operating units: Handleman Entertainment Resources ("H.E.R."), North Coast Entertainment ("NCE") and Handleman International ("International"). H.E.R. consists of music category management operations in the U.S. and Canada. H.E.R. net music sales grew 14% to $239.0 million for the third quarter of fiscal 1999, from $208.8 million for the third quarter of fiscal 1998. (Canadian operations, which were reported in International in fiscal 1998, have been included in H.E. R. for both this year and last year.) The increase in net music sales was due to strong retail sales of recent hit items, as well as lower product returns from customers. The lower returns are the result of H.E.R. implementing improved category management processes and new systems. The remainder of H.E.R. sales ($49.2 million for the third quarter last year) was attributable to the video, book and software product lines which are no longer being serviced by the Company; no net sales existed for those product lines for the third quarter of this year.

H.E.R. net music sales for the first nine months of this year were $619.6 million, compared to $534.9 million for the comparable period last year, an increase of 16%. The remainder of H.E.R. sales ($38 million this year versus $161.9 million last year) was attributable to the video, book and software product lines which have now been exited in connection with the Company's strategic repositioning program.

NCE encompasses the Company's proprietary operations, which include music, video and licensing operations. NCE net sales increased 25% to $38.9 million for the third quarter of fiscal 1999. This compares to $31.0 million for the third quarter of fiscal 1998, excluding sales by Sofsource which was sold during the first quarter of fiscal 1999. NCE net sales for the third quarter of fiscal 1999 benefited from the inclusion of The itsy bitsy Entertainment Company, in which NCE increased its ownership interest to 75% during the first quarter of this fiscal year. Approximately one-half of NCE's increase in sales for the quarter was generated by The itsy bitsy Entertainment Company. The NCE sales increase was also attributable to strong sales at the Anchor Bay and Madacy units, where the improvements were driven by the release of new titles, plus the addition of new customers and a resurgence in the horror video category where the NCE units have a strong catalog. Net sales for the first nine months of fiscal 1999 increased 26% to $114.1 million from $90.4 million for the first nine months of fiscal 1998, excluding Sofsource sales in both periods.

International includes category management operations in Mexico, Brazil and Argentina. International had sales of $15.5 million for the third quarter of fiscal 1999, compared to $20.1 million for the third quarter of fiscal 1998, a decrease of 23%. This decrease was attributable to an overall weakness in the Latin American economies, which has severely impacted the music industry in each market, as well as the exiting of the video and software businesses and a reduction in customers served in connection with the strategic repositioning program. The devaluation of the Brazilian currency also contributed to the reduced revenues. International net sales were $40.8 million for the nine-month period ended January 31, 1999, a decrease of 18% from net sales of $49.6 million for the comparable nine-month period last year.

Direct product costs as a percentage of revenues was 75.8% for the third quarter of fiscal 1999, compared to 75.2% for the third quarter of fiscal 1998. Direct product costs as a percentage of revenues for the first nine months of fiscal 1999 was 75.6%, compared to 75.8% for the first nine months of fiscal 1998.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 1999 were $51.3 million or 17.7% of net sales, compared to $63.3 million, or 20.5% of net sales, for the third quarter last year. SG&A expenses for the first nine months ended January 31, 1999 were $158.1 million or 19.7% of revenues, compared to $180.4 million or 21.7% of revenues for the comparable prior year period.

Income before interest, income taxes, minority interest, non-recurring and repositioning related charges, and gain on sale of subsidiary ("operating income") for the third quarter of fiscal 1999 increased 45% to $18.9 million, from $13.0 million for the third quarter of fiscal 1998. H.E.R. operating income improved 55% to $15.7 million, from $10.1 million last year. NCE operating income improved 34% to $4.7 million, from $3.5 million (excluding $1.0 million of operating income for Sofsource) last year. International's operating loss was $1.5 million this year, compared to an operating loss of $1.6 million last year.

Operating income for the first nine months of fiscal 1999 increased 81% to $37.5 million, from $20.7 million last year. H.E.R. operating income improved to $29.1 million, from $11.0 million last year. NCE operating income improved to $13.5 million, from $11.4 million (excluding $3.3 million of operating income for Sofsource) last year. International's operating loss was $5.1 million this year, compared to an operating loss of $5.0 million last year.

Interest expense for the third quarter and first nine months of fiscal 1999 was $1.8 million and $6.8 million, respectively, compared to $3.1 million and $9.6 million for the third quarter and first nine months last year, respectively. The decrease was primarily attributable to lower borrowing levels.

Accounts receivable decreased to $213.7 million at January 31, 1999, from $242.4 million at May 2, 1998. This decrease primarily resulted from the Company's on-going collection efforts, as well as certain adjustments to the carrying value of accounts receivable due to the repositioning program.

Merchandise inventories decreased to $127.1 million at January 31, 1999 from $187.2 million at May 2, 1998. The decrease was mainly attributed to reduced inventory purchases and the liquidation of inventories related to product lines being exited in connection with the repositioning program, as well as an adjustment of inventory to net realizable value also resulting from the repositioning program.

Other current assets were $22.3 million at January 31, 1999, compared to $10.8 million at May 2, 1998. This increase was principally due to an increase in income taxes receivable of $13 million.

The decrease in property and equipment, net at January 31, 1999, compared to May 2, 1998 primarily resulted from the write-off of display fixtures and the sale of certain Company-owned facilities in connection with the repositioning program.

Debt, non-current decreased to $47.4 million at January 31, 1999 from $114.8 million at May 2, 1998. This decrease was principally attributable to the cash generated from the sale of the Sofsource subsidiary and reduced working capital requirements attributable to the repositioning program.

During the first fiscal quarter, NCE purchased shares of The itsy bitsy Entertainment Company, Inc. ("itsy bitsy"). As a result, NCE owns a 75% share in itsy bitsy, a firm dedicated to licensing and marketing entertainment properties for children and their caregivers. itsy bitsy has the exclusive right to license a number of childrens properties including Ragdoll Productions, Teletubbies and Tots TV, and Enid Blyton's Noddy. Under the terms of the agreement, itsy bitsy will establish a childrens unit with responsibility for the acquisition, development and marketing of future childrens entertainment properties and concepts for NCE. Day-to-day management of itsy bitsy remains with its continuing management team, who retained a meaningful minority interest in that company.


The following comments relate to the Company's strategic repositioning program:

The strategic repositioning program redirected the Company to its core music distribution business. The repositioning program had four major components:

 .  Exit the H.E.R. and International video, book and software distribution and service operations.
 . Reduce the number of customers serviced in the music distribution business within H.E.R. and International to a select group of strategic partners who could best benefit from Handleman's category management and systems investments.
 .  Sell Sofsource, the Company's software publishing subsidiary.
 .  Implement a new common stock repurchase program.

As of January 31, 1999, substantially all of the operational repositioning actions have been completed.

During the first quarter of fiscal 1999, the Company sold its book distribution business to Levy Home Entertainment at a pre-tax loss of approximately $1.3 million, and its Sofsource subsidiary to The Learning Company at a pre-tax gain of $31 million.

H.E.R. and International have exited the video and software distribution business activities, as well as ceased providing services to a significant number of music customers. H.E.R. now services six U.S. customers and two Canadian customers in the music category management business.

This repositioning program resulted in a reduction of 900-1,000 positions (approximately 30% of the Company's total workforce). This reduction occurred predominantly in the H.E.R. division, primarily field sales representatives and distribution facility employees, and the corporate headquarters.

The Company expects to realize annual ongoing cost savings in excess of $25 million (pre-tax) as a result of the repositioning actions. The expected savings will result from a reduction in operating costs at a rate that is greater than the projected decrease in revenues, because both average customer size and average sales volume of departments serviced increased significantly. The Company believes benefits of the repositioning program began to occur in the second quarter as the program was implemented.

The Company conducted an in-depth review of its International business. The purpose of this review was to determine how best to maximize shareholder value from the Argentina, Brazil and Mexico operations. Based on this assessment, the Company has implemented in Latin America the repositioning program concepts of servicing a select group of key customers in the music business.

The Company has determined that Brazil represents a long-term opportunity for growth, but will require an organizationally intensive effort to fully exploit the potential of this market. Therefore, the Company is continuing to seek a local partner to take a substantial position in the Brazilian unit. Operations in Argentina will likely be sold to local interests in that country. The Company has also determined that portions of its operations in Mexico are strategically tied to core operations in the United States and Canada. Accordingly, the Company intends to focus on those Mexican operations represented by its core customers, and has managed an orderly exit from the remainder. The Company is also reviewing its

Mexico operations to determine if combining with a local joint venture partner would enable it to improve both profitability, as well as service levels to customers and suppliers.

In connection with the repositioning program, the Board of Directors approved a common stock repurchase program, subject to the generation of cash from the sale of assets and reduced working capital needs, as well as the requirements of the Company's credit agreements. During the first nine months of fiscal 1999, the Company purchased 1,146,000 shares at a cost of $13.4 million under the repurchase program. These repurchases were in addition to the 1,295,000 shares repurchased in fiscal 1998 under a repurchase program which has now been replaced by this new authorization.

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

In December 1997, the Company's Chief Executive Officer issued the Company's Year2000 policy. The Company's Chief Information Officer (CIO) is the Year2000 project sponsor. The Year2000 project management team meets with the CIO on a weekly basis to report on project progress and discuss issues.

The planning and assessment phase of the Company's Year2000 project is complete. To date, all Year2000 projects are in the remediation, upgrade and/or testing phase. The Company completed the remediation and testing of 80% of its mission critical enterprise applications by December 31, 1998. The Company anticipates the completion of its enterprise Year2000 project by June 30, 1999.

The Company's mainframe applications are a major part of its information technology systems inventory. The Year2000 project incorporates the remediation and testing of the Company's 4.1 million lines of code for mainframe applications which was launched in October 1997. The Company is using the services of third-party consulting firms in conjunction with its own information technology staff for the mainframe applications Year2000 project. The mainframe applications Year2000 project management team has divided the mainframe application inventory into eight logical groups called 'Upgrade Groups'. To date, the Company has finished the remediation and testing of 85% of its mainframe application inventory and anticipates completing the remediation and testing of its entire mainframe application inventory by the end of the current fiscal year, May 1, 1999.

The Company's mainframe data center is an outsourced operation. The Company is working closely with its data center service provider to address the system related Year2000 issues and achieve system level Year2000 readiness status by March 31, 1999.

The Company has prepared the Year2000 remediation, upgrade and test plans to address its AS400 applications, AS400 Systems, PC Client Server applications, PC desktop/LAN server infrastructure, Telecomm/Voice infrastructure, Embedded systems, Sales Force Automation and Stirling Douglas Applications. All of the these project plans are in the upgrade, remediation and/or testing phase.

As a part of the Year2000 project, the Company has trained its information technology staff on the Year2000 awareness and Year2000 remediation and testing technologies, on an as needed basis.

The Year2000 issue can arise at any point in the Company's supply, processing, distribution and financial chains. The Company has surveyed its merchandise trading partners to assess their general IT and EDI Year2000 readiness status. The Company has prepared plans for the Year2000 capability of its EDI systems. The Company has successfully completed the National Retail Federation's EDI test to handle two position year dates. The Company is currently testing Year2000 compliant EDI transactions with one of its merchandise trading partners.

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

The Company is currently working on its Year2000 readiness plan for its non-IT systems. Non-IT systems include security card systems, building access systems, elevators, fax machines, copiers, security alarm systems, auxiliary power generator systems, etc. The Company is surveying its non-merchandising trading partners for both IT and non-IT systems (data center service provider, application support service providers, critical material suppliers, banks, electricity and telecommunications service providers, etc.) for their Year2000 readiness status.

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

The total estimated cost for the Year2000 project is $5.0 million. These costs are being expensed as incurred, and are being financed through operating cash flow. Approximately $3.5 million of the total project costs have been incurred as of January 31, 1999.

The Company has also accelerated the replacement of certain non-ready systems to meet Year2000 requirements. In July 1998, the Company launched an Oracle Financials Implementation Project to replace its existing general ledger, fixed assets and accounts receivables systems. The Company is using third party consulting firms in conjunction with its own information technology staff to implement the Oracle Financials System. The Company anticipates completing the Oracle Financials Implementation Project by August 1999. The new Oracle Financials System is Year2000 capable. The total estimated cost of the Oracle Financials Implementation Project is $5.0 million. Costs associated with the replacement of non-capable computerized systems are being capitalized, as appropriate, under current accounting standards.

Other non-Year2000 information system projects either have not been materially delayed or impacted by the Company's Year2000 initiatives, or if delayed, such delay does not have an adverse effect on the results of operations or financial position.

While management believes that the estimated cost of becoming Year2000 capable is not significant to the Company's financial results, failure to complete all the work in a timely manner could result in material financial risk. While management expects all planned work to be completed, there can be no assurance that all systems will be capable by the year 2000, that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company's ability to ship its products, process transactions, or otherwise conduct business in any of its markets.



                               ******************


This document contains forward-looking statements which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitations, the Company's ability to effectively divest certain assets, the cost and timing of implementing repositioning actions, success in implementing actions contemplated by the repositioning program, conditions in the music industry, relationships with the Company's lenders, certain global and regional economic conditions, risks associated with the state of the Company's Year2000 readiness, as well as that of its vendors and customers, and other factors discussed in this Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. Handleman undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward looking statements may be contained in the Company's Annual Report on Form 10-K.

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



                                             HANDLEMAN COMPANY



DATE:  March 17, 1999                        BY: /s/  Stephen Strome
       --------------                            -------------------------------
                                                     STEPHEN STROME
                                                      President and
                                                  Chief Executive Officer



DATE:  March 17, 1999                        BY: /s/  Leonard A. Brams
       --------------                            -------------------------------
                                                        LEONARD A. BRAMS
                                                  Senior Vice President, Finance
                                                   and  Chief Financial Officer
                                                   (Principal Financial Officer)