Form 10-K
period 1999-05-01
HANDLEMAN CO /MI/
filed 1999-07-28
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 1999                 Commission File No. 1-7923


                               HANDLEMAN COMPANY
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         MICHIGAN                              38-1242806
________________________________________________________________________________
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

500 Kirts Boulevard, Troy, Michigan                         48084 - 4142
________________________________________________________________________________
(Address of principal executive offices)                    (Zip Code)

                                 248-362-4400
________________________________________________________________________________
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                  Name of each exchange which registered
---------------------------              --------------------------------------
COMMON STOCK $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               ----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               YES X     NO_____
                                  ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of July 14, 1999 was $350,862,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of July 14, 1999 was 30,322,450.

Item 14(a) 3. on page 44 describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                    PART 1

Item 1.                            BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the "Company" or "Handleman" or "Registrant"), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

DESCRIPTION OF BUSINESS:
------------------------

The Company through fiscal 1999 had three operating units: Handleman Entertainment Resources ("H.E.R."), North Coast Entertainment ("NCE") and Handleman International ("International").

On June 2, 1998, the Company's Board of Directors approved a comprehensive strategic repositioning program designed to focus the Company on its core music distribution business. The program had four major components:

 .    Exit the H.E.R. and International video, book and software distribution and service operations;
 .    Reduce the number of customers serviced in the music distribution business within H.E.R. and International to a select group of strategic partners who could best benefit from Handleman's category management and systems investments ;
 .    Sell Sofsource, the Company's software publishing subsidiary; and
 .    Implement a new common stock repurchase program.

As of May 1, 1999, all of the operational repositioning actions have been completed. H.E.R. and International have exited the video and software distribution business activities, as well as ceased providing services to a number of music customers. In addition, during the first quarter of fiscal 1999, the Company sold its book distribution operations and its Sofsource subsidiary.

As a result of the repositioning program, the Company's activities are organized as follows. H.E.R. consists of music distribution and category management operations in the U.S. and Canada. (Canadian operations, which were reported in International in fiscal 1998, have been included in H.E.R. for fiscal 1999 and prior years). NCE encompasses the Company's proprietary operations, which include music, video and licensing operations. International includes music distribution and category management operations principally in Mexico and Brazil. (For fiscal 2000, responsibility for International operations has been transferred to H.E.R.).

See Note 3 of Notes to Consolidated Financial Statements, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the Company's repositioning program.

The following table sets forth net sales, and the percentage contribution to consolidated revenues, for the Company's three operating units for the fiscal years ended May 1, 1999, May 2, 1998 and May 3, 1997.

                                                                                   Year Ended
                                                                          (dollar amounts in millions)
                                                  --------------------------------------------------------------------------
                                                         May 1, 1999                May 2, 1998               May 3, 1997
                                                         (52 weeks)                 (52 weeks)                (53 weeks)
                                                  ----------------------      --------------------      --------------------
Handleman Entertainment Resources
     Music /(1)/                                          $  833.5                   $  727.4                  $  632.3
     % of Total                                               78.7                       65.8                      53.5

     Other /(2)/                                              38.0                      205.0                     387.3
     % of Total                                                3.6                       18.6                      32.8
                                                         ---------                   --------                  --------
Sub-Total                                                    871.5                      932.4                   1,019.6
% of Total                                                    82.3                       84.4                      86.3

North Coast Entertainment                                    151.1                      110.7                     111.7
% of Total                                                    14.3                       10.0                       9.5

International                                                 50.8                       62.8                      56.7
% of Total                                                     4.8                        5.7                       4.8

Eliminations, principally NCE sales to H.E.R.                (17.5)                     (22.0)                    (29.7)
% of Total                                                    (1.7)                      (2.0)                     (2.5)

Sold Operation (Sofsource) /(3)/                               2.7                       20.6                      22.7
% of Total                                                      .3                        1.9                       1.9
                                                         ---------                   --------                  --------
TOTAL                                                     $1,058.6                   $1,104.5                  $1,181.0
                                                         =========                   ========                  ========


/(1)/ Canadian operations, which were previously reported in International in fiscal 1998 and fiscal 1997, have been included in H.E.R. for all years presented herein.
/(2)/ Other represents sales of the exited video, book and software product lines.
/(3)/ Sofsource, which was previously included in NCE, was sold during the first quarter of fiscal 1999.


                               Business Segments
                               -----------------

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 replaced the "industry segment" disclosure approach with the "management" approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for the Company's reportable segments.

In prior years the Company had determined, using the industry segment approach, that it operated principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants. The Company has determined, using the management approach, that it operated in three business segments: H.E.R. provides category management services of music products to select United States and Canadian mass merchants; NCE encompasses the Company's proprietary activities, which include music, video and licensing operations; and International provides category management services of music products to mass merchants principally in Brazil and Mexico.

The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, "Accounting Policies." The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes, minority interest and repositioning and related charges.

See Note 2 of Notes to Consolidated Financial Statements for additional information regarding segment activities.

         Handleman Entertainment Resources and Handleman International
         -------------------------------------------------------------


The major business activity of H.E.R. and International is to act as a link between music distributors and mass merchant chain stores. The following discussion pertains to these category management activities of H.E.R. and International, which together comprise over 85% of the Company's sales.

The Company's vendors and customers use the services of H.E.R. and International for a variety of reasons:

 .    Music is a local and national business requiring that products selected for each individual store meet the unique demand of consumers who frequent each store.
 .    Store service - the Company's field sales force visits each mass merchant store to ensure that product is appropriately displayed as close to the release date as possible.
 .    Direct store shipment - the Company bypasses mass merchant distribution centers and ships directly to over 4,000 unique retail locations.
 .    Numerous small quantity shipments - to tailor each store inventory to unique and changing consumer demand in each store, the Company must make frequent shipments of less than case lot quantities to each store.

The Company distributes throughout vast geographic regions and adapts selections to local tastes via a coordination of national and local purchasing responsibility, both monitored by inventory control programs.

Vendors
-------

The Company purchases from many different vendors. The volume of purchases from individual vendors fluctuates from year to year based upon the salability of selections being offered by such vendors. Though a small number of major, financially sound vendors account for a high percentage of purchases, product must be selected from a variety of additional vendors in order to maintain an adequate selection for consumers. The Company must closely monitor its inventory exposure and accounts payable balances with smaller vendors which may not have the financial resources to honor their return commitments.

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

Customers
---------

H.E.R. and International's customers utilize their services for a variety of reasons. Products must be selected from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, cassettes) and different payment and return arrangements. In addition, mass merchants utilize category managers due to the complexity of managing the numerous number of SKUs required per department, the wide array of programs offered by the multitude of vendors, the "hits" nature of the business and the high risk of inventory obsolescence. As a result, customers avoid most of the risks inherent in product selection and the risk of inventory obsolescence.

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to "breakout" titles, while simultaneously minimizing inventory exposure for artists or titles which do not sell.

H.E.R. and International also offer customers a variety of "value-added" services:

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

Handleman determines the selections to be offered in its customers' retail stores, and ships these selections to the stores from one of its distribution centers. Slow-selling items are removed from the stores by the Company and are recycled for redistribution or return to the manufacturers. Returns from customer stores occur for a variety of reasons, including new releases which did not achieve their expected sales potential, ad product to be returned after the ad has run, regularly scheduled realignment pick-ups and customer directed returns. The Company provides a reserve for the gross profit margin impact of estimated customer returns.

During the fiscal year ended May 1, 1999 one customer, Wal-Mart, accounted for approximately 39% of the Company's consolidated sales, while a second customer, Kmart, accounted for approximately 31%. Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance or a significant unfavorable change in the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales and earnings.

Operations
----------

The Company distributes products from facilities in the U.S., Canada, Mexico and Brazil. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers' stores and the importance of timely delivery of new releases. Due to the nature of the music business, display of new releases close to authorized "street dates" is an important driver of both retail sales and customer satisfaction.

The Company also operates automated return centers in the United States and Canada as a means to expedite the processing of customer returns. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled from returns from other stores.

Within the United States, the Company operates two high-technology automated distribution centers ("ADC"); one in Indianapolis, Indiana and one in Sparks, Nevada. During the first half of fiscal 1999, the Company completed its consolidation of the distribution and return processing activities at its prior Albany, Atlanta and Baltimore warehouses into the ADC in Indianapolis, Indiana.

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


                           North Coast Entertainment
                           -------------------------

NCE, a subsidiary of Handleman Company, includes the Company's proprietary product operations. NCE is the umbrella company for subsidiaries which acquire or develop master recordings, exclusive licensing and distribution agreements and original productions. Such items are manufactured and then distributed to either rackjobbers, including H.E.R. and International, distributors or directly to retailers. NCE has operations in the United States and Canada, and to a lesser extent in Germany and the United Kingdom. In addition, NCE products are available in Mexico and South America. Most NCE products are categorized as budget, with many retailing for under $10. Products are designed to provide high margins to the retailer at prices that generate impulse sales.

NCE provides the following opportunities:

 .    NCE enables the Company to take a more active, and more profitable, role in the production of home entertainment products. This enhances the Company's profit potential.
 .    NCE provides the Company with a wide array of product development and licensing opportunities for music products. This enables H.E.R. and International to offer a broader range of more profitable products to its customers.
 .    NCE gives the Company access to new distribution channels, new markets and new customers. For example, the Company can cross-sell music and video to new or existing customers through any NCE subsidiary sales organization.

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

 .    Madacy Entertainment Group packages music and video products. In addition, the company owns the masters to more than 2,000 classical recordings. Its diverse offerings include a wide selection of pop, classical, contemporary and dance titles. Madacy has created a special expertise in compilation albums and recently signed an agreement with Time Inc. to package, promote and distribute for retail sale a number of Time/Life's musical collections, previously only available through direct channels. As a value-added service, Madacy also supplies private label products to major retailers. Mediaphon GmbH, a German-based subsidiary, distributes audio products throughout Germany and the rest of Europe.

 .    The itsy bitsy Entertainment Company ("itsy bitsy") - During the first fiscal quarter, NCE purchased additional shares of itsy bitsy. As a result, NCE owns a 75% share in itsy bitsy, a firm dedicated to licensing and marketing entertainment properties for children and their caregivers. itsy bitsy has the exclusive right to license a number of childrens properties including Ragdoll Productions, Teletubbies and Tots TV, and Enid Blyton's Noddy. Day-to-day management of itsy bitsy remains with its continuing management team.

NCE's management will continue to focus its attention on growing the business through licensing, acquiring or producing new products, as well as via new markets, new customers, geographical growth, growth within the home entertainment category and selective acquisitions and joint ventures.

                                  Competition
                                  -----------

Handleman is primarily a category manager of music products. The business of the Company is highly competitive as to both price and alternative supply arrangements. Besides competition among the Company's mass merchant customers, the Company's customers compete with alternative sources from which consumers could purchase the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) record clubs, and (4) internet direct sales, including direct to home shipment and direct downloading through a consumer's home computer. Also, new methods of in-home delivery of entertainment software products are being introduced. The Company competes directly for sales to its customers with (1) manufacturers which bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other rackjobbers. In addition, some large mass merchants have "vertically integrated" so as to provide their own rackjobbing. Some of these companies, however, also purchase from independent rackjobbers.

The Company believes that the distribution of home entertainment software will remain highly competitive. The Company believes that customer service and continual progress in operational efficiencies are the keys to growth and profitability in this competitive environment.



                                * * * * * * * *



See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Repositioning and Related Charges, on page 33 under Item 8, for additional information regarding the Company's activities.

The Company's sales and earnings are of a seasonal nature. Note 9, Quarterly Financial Summary (Unaudited), on page 41 under Item 8 discloses quarterly results which indicate the seasonality of the Company's business.

The Company has approximately 2,300 employees. As of May 1, 1999, none was unionized. The repositioning program resulted in a reduction of 900-1,000 positions (approximately 30% of the Company's total workforce). This reduction occurred predominantly in the H.E.R. division and the Troy corporate headquarters.

Item 2.                           PROPERTIES

As of May 1, 1999, the Company's H.E.R. division occupies in the United States and Canada three leased warehouses and seven leased satellite sales offices. The leased warehouses are located in Indianapolis, Indiana; Reno, Nevada and Toronto, Ontario. The satellite sales offices are located in the states of Missouri, California, Georgia, Illinois and New York, as well as the Canadian provinces of Alberta and Quebec. The Company-owned warehouse in Baltimore, Maryland is being sold in connection with the Company's repositioning program.

The Company's NCE unit owns one warehouse located in Tampa, Florida and leases four warehouses located in Columbus, Ohio; Quebec, Canada (2), and Ontario, Canada. The warehouse in Tampa, Florida is being sold as operations previously conducted in such warehouse are being transferred to the H.E.R. warehouse in Indianapolis, Indiana. NCE also occupies leased office space within the United States in the states of Michigan, New Jersey and Minnesota, as well as in Canada and Germany.

The Company's International division has leased warehouses in Sao Paulo, Brazil and Mexico City, Mexico.

The Company owns its 130,000 square feet corporate office building located in Troy, Michigan.


Item 3.                        LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine litigation incidental to the business, none of which are deemed material.


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



Below is a summary of the market price of the Company's common stock as traded on the New York Stock Exchange:

                                                  Fiscal Year Ended
                           -----------------------------------------------------------------

                                    May 1, 1999                      May 2, 1998
                                    -----------                      -----------

           Quarter               Low             High              Low             High
           -------         -----------------------------------------------------------------
           First                 8   3/4       12  15/16        5  15/16           7  1/8

           Second               5  13/16         10  1/8          5  1/8          7  5/16

           Third                 9   3/4              15        5  13/16           7  3/8

           Fourth               9  15/16       14  13/16        5  15/16          11  1/4


As of July 14, 1999, the Company had 3,377 shareholders of record.


The Company has not declared or paid dividends during the past two fiscal years.

Item 6.
                            SELECTED FINANCIAL DATA
                               HANDLEMAN COMPANY
                               FIVE-YEAR REVIEW
            (amounts in thousands except per share data and ratios)


                                                          1999         %         1998           %         1997          %
                                                          ----         -         ----           -         ----          -
SUMMARY OF OPERATIONS:

Revenues                                               $1,058,553     100.0     $1,104,522     100.0    $ 1,181,037    100.0
Gross profit, after direct product costs*                 266,870      25.2        270,052      24.4        274,258     23.2
Selling, general & administrative expenses                211,682      20.0        243,778      22.1        250,286     21.2
Depreciation and amortization:  included in
  selling, general & administrative expenses               20,488       1.9         32,733       3.0         35,330      3.0
Repositioning and related charges, and other
  unusual charges***                                       96,362       9.1         13,684       1.2            ---      ---
Interest expense, net                                       8,088       0.8         12,319       1.1         10,967       .9
Income (loss) before income taxes
  and  minority interest                                  (49,262)       **            271        **         13,005      1.1
Income tax expense (benefit)                              (16,449)       **          2,800        .3          4,909       .4
Net income (loss)                                         (35,052)       **            312        **          5,352       .5
Dividends                                                     ---                      ---                      ---
Weighted average number of shares outstanding              31,568                   32,868                   33,481

PER SHARE DATA:

Earnings (loss) per share - basic and diluted          $    (1.11)              $      .01                $     .16
Dividends per share                                           ---                      ---                      ---

BALANCE SHEET DATA:

Cash and receivables                                   $  245,373               $  268,007                $ 302,520
Inventories                                               102,589                  187,173                  188,215
Current assets                                            369,522                  466,014                  500,378
Additions to property and equipment                        17,054                   21,369                   22,635
Total assets                                              487,856                  613,056                  667,886
Debt, current                                              18,571                   18,571                   15,000
Current liabilities                                       216,801                  219,098                  239,442
Debt, non-current                                          39,857                  114,768                  135,520
Working capital                                           152,721                  246,916                  260,936
Shareholders' equity                                      225,686                  273,807                  283,653

FINANCIAL RATIOS:

Quick ratio
  (Cash and receivables/current liabilities)                  1.1                      1.2                      1.3
Working capital ratio
  (Current assets/current liabilities)                        1.7                      2.1                      2.1
Inventory turns
  (Direct product costs/average inventories
  throughout year)                                            5.5                      3.9                      4.1
Debt to total capitalization ratio
  (Debt, non-current/debt, non-current plus
  shareholders' equity)                                      15.0%                    29.5%                    32.3%
Return on assets (Net income/average assets)                   **                       **                       .8%
Return on beginning shareholders' equity
  (Net income/beginning shareholders' equity)                  **                       .1%                     1.9%

                                                          1996         %         1995           %
                                                          ----         -        ------          -
SUMMARY OF OPERATIONS:

Revenues                                               $1,132,607     100.0     $1,226,062     100.0
Gross profit, after direct product costs*                 230,185      20.3        278,464      22.7
Selling, general & administrative expenses                252,377      22.3        220,511      18.0
Depreciation and amortization:  included in
  selling, general & administrative expenses               36,884       3.3         31,801       2.6
Repositioning and related charges, and other
  unusual charges***                                        1,500        .1          5,500        .4
Interest expense, net                                      12,039       1.1          8,024        .7
Income (loss) before income taxes
  and  minority interest                                  (35,731)       **         44,429       3.6
Income tax expense (benefit)                              (12,738)       **         17,809       1.4
Net income (loss)                                         (22,476)       **         28,023       2.3
Dividends                                                   9,070                   14,755
Weighted average number of shares outstanding              33,576                   33,518

PER SHARE DATA:

Earnings (loss) per share - basic and diluted          $     (.67)               $     .84
Dividends per share                                           .27                      .44

BALANCE SHEET DATA:

Cash and receivables                                   $  277,764                $ 283,043
Inventories                                               212,700                  276,109
Current assets                                            509,813                  560,931
Additions to property and equipment                        33,596                   40,675
Total assets                                              693,914                  754,076
Debt, current                                               4,000                      ---
Current liabilities                                       264,484                  289,961
Debt, non-current                                         143,600                  146,200
Working capital                                           245,329                  270,970
Shareholders' equity                                      279,560                  311,652

FINANCIAL RATIOS:

Quick ratio
  (Cash and receivables/current liabilities)                  1.1                      1.0
Working capital ratio
  (Current assets/current liabilities)                        1.9                      1.9
Inventory turns
  (Direct product costs/average inventories
  throughout year)                                            3.4                      3.5
Debt to total capitalization ratio
  (Debt, non-current/debt, non-current plus
  shareholders' equity)                                      33.9%                    31.9%
Return on assets (Net income/average assets)                   **                      4.0%
Return on beginning shareholders' equity
  (Net income/beginning shareholders' equity)                  **                      9.4%

  * - Amount in fiscal 1996 includes an inventory reduction provision of $14,500.

  ** -  Not meaningful

  *** - Amount for fiscal 1999 is net of $31,000 gain on sale of subsidiary.

  Note 1: See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the Company's activities.

  Note 2: The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 1999, 1998, 1996 and 1995 consisted of 52 weeks, whereas fiscal 1997 consisted of 53 weeks. Management believes the inclusion of one additional week in fiscal 1997 did not have a material effect on results of operations for fiscal 1997.

Item 7.
                          Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations

The Company through fiscal 1999 had three operating units: Handleman Entertainment Resources ("H.E.R."), North Coast Entertainment ("NCE") and Handleman International ("International"). H.E.R. consists of music distribution and category management operations in the U.S. and Canada. (Canadian operations, which were reported in International in fiscal 1998, have been included in H.E.R. throughout this discussion for fiscal 1999 and prior years.) NCE encompasses the Company's proprietary operations, which include music, video and licensing operations. (All references herein to NCE exclude Sofsource, which was sold during the first quarter of fiscal 1999.) International includes music distribution and category management operations in Mexico, Brazil and Argentina. (For fiscal 2000, responsibility for International operations has been transferred to H.E.R.). Operating unit sales discussed herein include intercompany sales which are eliminated in consolidation.

The following table sets forth net sales, and the percentage contribution to consolidated revenues, for the Company's three operating units for the fiscal years ended May 1, 1999, May 2, 1998 and May 3, 1997.

                                                    Year Ended
                                             (dollar amounts in millions)
                                        ----------------------------------------
                                        May 1, 1999    May 2, 1998   May 3, 1997
                                         (52 weeks)    (52 weeks)    (53 weeks)
                                        -----------    -----------  ------------
Handleman Entertainment Resources
  Music /(1)/                              $  833.5     $  727.4      $  632.3
  % of Total                                   78.7         65.8          53.5

  Other /(2)/                                  38.0        205.0         387.3
  % of Total                                    3.6         18.6          32.8
                                           --------     --------      --------
Sub-Total                                     871.5        932.4       1,019.6
% of Total                                     82.3         84.4          86.3

North Coast Entertainment                     151.1        110.7         111.7
% of Total                                     14.3         10.0           9.5

International                                  50.8         62.8          56.7
% of Total                                      4.8          5.7           4.8

Eliminations, principally NCE sales
to H.E.R.                                     (17.5)       (22.0)        (29.7)
% of Total                                     (1.7)        (2.0)         (2.5)

Sold Operation (Sofsource) /(3)/                2.7         20.6          22.7
% of Total                                       .3          1.9           1.9
                                           --------     --------      --------

TOTAL                                      $1,058.6     $1,104.5      $1,181.0
                                           ========     ========      ========

/(1)/ Canadian operations, which were previously reported in International in fiscal 1998 and fiscal 1997, have been included in H.E.R. for all years presented herein.
/(2)/ Other represents sales of the exited video, book and software product lines. Refer to later discussion regarding the Company's repositioning program.
/(3)/ Sofsource, which was previously included in NCE, was sold during the first quarter of fiscal 1999.

The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal 1999 and Fiscal 1998 consisted of 52 weeks, whereas fiscal 1997 consisted of 53 weeks. Management believes the inclusion of one additional week in fiscal 1997 did not have a material effect on results of operations for fiscal 1997.

Comparison of Fiscal 1999 with Fiscal 1998
------------------------------------------

For the fiscal year ended May 1, 1999 ("fiscal 1999"), revenues decreased 4% to $1.06 billion from $1.10 billion for the fiscal year ended May 2, 1998 ("fiscal 1998"). This decrease in revenues was primarily the result of lower sales in the video, book and software product lines which H.E.R. and International exited during fiscal 1999 in connection with the Company's repositioning program. The Company's fiscal 1999 revenues also included Sofsource, which was sold during the first quarter of fiscal 1999, and its Argentina unit, which was sold during the fourth quarter of fiscal 1999, for the periods until these businesses were sold .

Net loss for fiscal 1999 was $(35.1) million or $(1.11) per share, compared to net income for fiscal 1998 of approximately $300,000 or $.01 per share. The Company's fiscal 1999 results include pre-tax repositioning and related charges of $127.4 million and a pre-tax gain on sale of subsidiary of $31 million. The Company's fiscal 1998 results include pre-tax repositioning and related charges of $13.7 million.

H.E.R.'s net music sales grew 15% to $833.5 million for fiscal 1999, from $727.4 million for fiscal 1998. The increase in net music sales was primarily due to four factors:

 .    the Company's customers were building market share by achieving music sales growth rates that outpaced the overall industry sales;

 .    strong retail sales from releases by top artists;

 .    addition of a new customer (during fiscal 1999, Zellers, a Canadian mass merchant, retained the Company to provide category management and distribution services for all of its stores); and,

 .    lower product returns from customers resulting from the Company's improved category management processes and new systems; (music product returns from H.E.R. customers represented 21.4% of gross sales in fiscal 1999, compared to 24.9% of gross sales in fiscal 1998).

The remainder of H.E.R. sales ($38.0 million in fiscal 1999 and $205.0 million in fiscal 1998) was attributable to the video, book and software product lines which are no longer being serviced by H.E.R.

NCE net sales increased 36% to $151.1 million for fiscal 1999, from $110.7 million for fiscal 1998. The NCE sales increase of $40.4 million was primarily attributable to the Anchor Bay and Madacy units, where the sales increases were driven by the release of new titles, the addition of new customers and a resurgence in the horror video category where the NCE units have a strong catalog. NCE sales to other divisions within the Company were $14.6 million in fiscal 1999 and $19.1 million for fiscal 1998.

International had net sales of $50.8 million for fiscal 1999, compared to $62.8 million for fiscal 1998, a decrease of 19%. The decrease was primarily attributable to operations in Mexico where sales were impacted by exiting the video and software businesses and reducing the customers served in connection with the repositioning program. During the fourth quarter of fiscal 1999, the Company sold its Argentina operations, which had net sales of $6.0 million in fiscal 1999 and $9.6 million in fiscal 1998.

The International operating unit has financial and operating risks (e.g., currency fluctuation, political and economic instability) that may continue to have an adverse effect on results of operations.

Direct product costs as a percentage of reported revenues was 74.8% for fiscal 1999, compared to 75.6% for fiscal 1998. The year-over-year reduction in direct product costs as a percentage of revenues was primarily attributable to H.E.R., which experienced a reduction in low-margin video, book and software sales and an increase in music sales. Music products have a cost to revenue relationship lower than the cost to revenue relationship for the exited video, book and software product lines.

Selling, general & administrative ("SG&A") expenses for fiscal 1999 were $211.7 million, or 20.0% of revenues, compared to $243.8 million, or 22.1% of revenues in fiscal 1998. The $32.1 million decrease in SG&A expenses was attributable to H.E.R., which reduced year-over-year SG&A expenses by $33.0 million, or by 18%, through increased productivity and other operating efficiency initiatives, as well as the impact of the repositioning program.

Operating income (i.e., income before interest, income taxes, minority interest, repositioning and related charges and gain on sale of subsidiary) for fiscal 1999 increased to $55.2 million, from $26.3 million for fiscal 1998. H.E.R.'s operating income improved to $43.0 million, from $18.4 million last year. NCE's operating income improved to $18.0 million, from $12.1 million last year. International's operating loss was $5.5 million this year, compared to an operating loss of $7.0 million last year.

Repositioning and related charges were $127.4 million in fiscal 1999, and $13.7 million in fiscal 1998. Further discussion follows regarding the Company's strategic repositioning program.

Net interest expense for fiscal 1999 was $8.1 million, compared to $12.3 million for fiscal 1998. This decrease in interest expense was attributable to lower borrowing levels.

Minority interest recognized in the statement of operations represents the minority shareholders' portion of the income (loss) for less than wholly-owned subsidiaries. The Mexican unit's losses during fiscal 1998 were mitigated to some extent by the sharing of the losses with the Company's joint venture partner. During the fourth quarter of fiscal 1998, the Company acquired the interest of its partner in Mexico. During the fourth quarter of fiscal 1999, the Company sold a 21% interest in its Mexican operations to a new joint venture partner. Minority interest was expense of $2.2 million in fiscal 1999 and income of $2.8 million in fiscal 1998.

Accounts receivable were $218.0 million at May 1, 1999, compared to $242.4 million at May 2, 1998. This decrease was primarily attributable to the lower level of sales in the fourth quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998.

Merchandise inventories were $102.6 million at May 1, 1999, compared to $187.2 million at May 2, 1998. The decrease in merchandise inventories was primarily attributable to the H.E.R. and International video, book and software inventories, which were reduced in connection with exiting these product lines.

The increase in other current assets to $21.6 million at May 1, 1999 from $10.8 million at May 2, 1998 was attributable to an increase in income tax receivable related to a net operating loss carryback arising from the repositioning charges in fiscal 1999.

The decrease in property and equipment, net to $53.4 million at May 1, 1999 from $78.7 million at May 2, 1998 was caused by the write-off of certain fixed assets in connection with the Company's repositioning program, principally video, book and software display fixtures, as well as the sale of certain Company-owned facilities.

The decrease in accounts payable to $156.3 million at May 1, 1999 from $179.2 million at May 2, 1998 was directly related to the decrease in merchandise inventories during the comparable time period.

The increase in other current liabilities to $41.9 million at May 1, 1999 from $21.3 million at May 2, 1998 was chiefly due to an $8 million increase in accrued royalties within NCE and an increase of $4 million in accrued employee compensation.

The decrease in debt, non-current to $39.9 million at May 1, 1999 from $114.8 million at May 2, 1998 was substantially attributable to cash generated in connection with the Company's repositioning program (including $45 million from the sale of stock received in connection with the sale of the Sofsource subsidiary), reclassification of $18.6 million of senior notes to debt, current portion and reduced working capital requirements attributable to the repositioning program. This decrease in debt was achieved even though the Company spent approximately $21.0 million in connection with its share repurchase program.

During the first quarter of fiscal 1999, NCE purchased additional shares of The itsy bitsy Entertainment Company, Inc. ("itsy bitsy"). As a result, NCE owns a 75% share in itsy bitsy, a firm dedicated to licensing and marketing entertainment properties for children and their caregivers. itsy bitsy has the exclusive right to license a number of childrens properties including Ragdoll Productions, Teletubbies and Tots TV, and Enid Blyton's Noddy. The inclusion of itsy bitsy's results of operations in fiscal 1999 did not have a material effect on reported consolidated revenues or consolidated results of operations.


The following comments relate to the Company's strategic repositioning program.

On June 2, 1998, the Company's Board of Directors approved a comprehensive strategic repositioning program designed to focus the Company on its core music distribution business. The program had four major components:

 .  Exit the H.E.R. and International video, book and software distribution and service operations;
 . Reduce the number of customers serviced in the music distribution business within H.E.R. and International to a select group of strategic partners who could best benefit from Handleman's category management and systems investments;
 . Sell Sofsource, the Company's software publishing subsidiary; and . Implement a new common stock repurchase program.

The operational repositioning activities, including employee severance programs, were all completed during fiscal 1999.

During the first quarter of fiscal 1999, the Company sold its book distribution business to Levy Home Entertainment at a pre-tax loss of approximately $1.3 million, and its Sofsource subsidiary to The Learning Company at a pre-tax gain of $31 million.

H.E.R. and International have exited the video and software distribution business activities, as well as ceased providing services to a number of music customers. The decision was made to exit these activities, as well as to reduce the number of customers serviced in the music distribution business, because these businesses or customers either did not provide an appropriate and consistent rate of return or did not have the potential for sustainable growth and profitability.

The repositioning program resulted in a $110 million charge to earnings in the first quarter of fiscal 1999, representing asset adjustments and cost accruals directly related to the repositioning program, other than those costs actually incurred and charged to earnings in fiscal 1998 and certain costs that were incurred in the last three quarters of fiscal 1999 that were required to be expensed as incurred.

A summary of the components of the $127.4 million (pre-tax) repositioning and related charge recognized in fiscal 1999 is as follows (in millions):

                                                      First        Second       Third       Fourth
                                                     Quarter      Quarter      Quarter      Quarter    Fiscal 1999
                                                     -------      -------      -------      -------    -----------

Adjustments of assets to net realizable value         $ 84.5                                               $ 84.5

Intangibles write-off                                   13.0                                                 13.0

Other repositioning related costs                       12.5          7.0          6.9           3.5         29.9
                                                      ------         ----         ----          ----       ------

 Total                                                $110.0         $7.0         $6.9          $3.5       $127.4
                                                      ======         ====         ====          ====       ======

Adjustments of assets to net realizable value included adjustments to reflect the estimated recovery amount of assets disposed of during fiscal 1999 that were directly related to exited businesses or customers no longer serviced. The components of the provision were, principally, inventory of $31.6 million and property and equipment of $11.8 million, as well as certain adjustments to the carrying value of receivables of $27.2 million, payables of $4.1 million and investments, including international investments of $9.2 million. Intangibles related to either businesses exited, or customers no longer serviced, are included in the intangibles write-off. Other repositioning related costs recorded in the first quarter of fiscal 1999 were principally employee severance costs of $3.5 million, advisory fees of $3.0 million, debt restructuring costs of $2.0 million and inventory handling costs of $2.0 million. Other repositioning related costs recognized in subsequent quarters were primarily employee stay bonus costs and advisory fees, which were not accruable as part of the initial repositioning charge, and therefore, were expensed as incurred.

The amount of each element of the overall repositioning charge was determined based upon the actual cost of the asset and management estimates of recoverability. In the case of receivables, the fact that certain accounts would be settled with customer product returns rather than cash, which resulted in a reversal of gross margin, was taken into consideration, as well as liquidation value of the inventory returned since ongoing relationships with certain vendors no longer existed and, therefore, return authorizations would be difficult to obtain. In the case of property and equipment, which was principally display fixtures in customer stores, the charge represented the net book value of such abandoned display fixtures.

There were no adjustments necessary to the original estimated repositioning provision of $110 million recognized in the first quarter of fiscal 1999.

The repositioning program resulted in a reduction of approximately 1,000 positions (approximately 30% of the Company's total workforce). This reduction occurred predominantly in the H.E.R. division. For the most part the reductions were in the following areas: field sales representatives; distribution facility employees; and the corporate headquarters. Employee severance amounts were determined based upon an employee's length of service, salary grade level and compensation. Total employee severance paid in fiscal 1999 in connection with the repositioning program was approximately $3.5 million.

As a result of the repositioning actions, the Company expected to realize an improvement in operating income in excess of $25 million (pre-tax). The savings were to result from a reduction in operating costs at a rate greater than the projected decrease in revenues, because both average customer size and average sales volume of departments serviced increased significantly. Benefits of the repositioning program began to occur in the second quarter of fiscal 1999 as the program was implemented.

Also on June 2, 1998, the Board of Directors approved an 18-month common stock repurchase program, subject to the generation of cash from the sale of assets and reduced working capital needs, as well as the requirements of the Company's credit agreements. During fiscal 1999, the Company purchased 1,742,000 shares at a cost of approximately $21.0 million under the repurchase program. The Company now expects that an additional $25 million to $30 million will be spent under the repurchase program through the expiration of the Board approved authorization in December 1999. These repurchases are in addition to the 1,295,000 shares repurchased in fiscal 1998 under a repurchase program which was replaced by this new authorization.

Comparison of Fiscal 1998 with Fiscal 1997
------------------------------------------

For fiscal 1998, revenues decreased 6% to $1.10 billion from $1.18 billion for the fiscal year ended May 3, 1997 ("fiscal 1997"), primarily as a result of lower sales in the video distribution business. Net income for fiscal 1998 was $.3 million or $.01 per share, compared to $5.4 million or $.16 per share for fiscal 1997.

Net earnings for fiscal 1998 included pre-tax repositioning and related charges of $13.7 million, representing costs incurred in fiscal 1998 to facilitate the repositioning, as well as costs associated with closing the Albany and Atlanta warehouses and the abandonment of certain investments.

H.E.R. had net sales of $932.4 million for fiscal 1998, compared to $1,019.6 million for fiscal 1997, a decrease of 9%. H.E.R. fiscal 1998 music sales grew 15% to $727.4 million from $632.3 million for fiscal 1997, due to increased sales of compact discs, increased market share with mass merchants and more "hit" albums in fiscal 1998.

Video sales declined 64% to $95.0 million for fiscal 1998 from $266.4 million for fiscal 1997, substantially attributable to customers buying direct from the major video studios. Book sales decreased 3% to $54.1 million for fiscal 1998 from $55.6 million for fiscal 1997, principally resulting from fewer hit titles. Personal computer software sales decreased 10% to $37.5 million for fiscal 1998 from $41.7 million for fiscal 1997, primarily the result of two major customers exiting the product line.

NCE had net sales of $110.7 million for fiscal 1998, compared to $111.7 for fiscal 1997, a decrease of less than 1%. NCE sales to other divisions within the Company were $19.1 million for fiscal 1998 and $27.2 million for fiscal 1997.

International had net sales of $62.8 million for fiscal 1998, compared to $56.7 million for fiscal 1997, an increase of 11%. The increase in International sales was principally from operations in Brazil and Argentina, where year-over-year net sales increased by $8.0 million and $4.4 million, respectively. Sales in International, however, were somewhat impacted by pressure from Mexican retailers to reduce store inventories which limited shipments and increased returns.

Direct product costs as a percentage of revenues declined to 75.6% in fiscal 1998 from 76.8% in fiscal 1997. The improvement in direct product costs as a percentage of revenues was substantially attributable to H.E.R., which experienced a reduction in low-margin, mega-hit video sales and an increase in music sales. Music products have a cost to revenue relationship lower than H.E.R's overall relationship of direct product costs to revenues.

SG&A expenses were $243.8 million (22.1% of revenues) for fiscal 1998, compared to $250.3 million (21.2% of revenues) for fiscal 1997. The decrease in SG&A expenses was attributable to improvements in the H.E.R. operating unit. The decrease in H.E.R. SG&A expenses was somewhat offset by increased SG&A expenses within the NCE and International operating units.

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

Operating income for fiscal 1998 was $26.3 million, compared to $24.0 million for fiscal 1997. H.E.R.'s operating income was $18.4 million in fiscal 1998, versus $4.3 million in fiscal 1997. NCE's operating income was $12.1 million in fiscal 1998, compared to $13.7 million in fiscal 1997. International's operating loss was $7.0 million in fiscal 1998, versus operating income of $2.9 million in fiscal 1997.

Improvement in operating income within H.E.R. was offset by deterioration in operating income within International. The improvement in H.E.R. was driven by the aforementioned reductions in both direct product costs as a percentage of revenues and SG&A expenses. The deterioration within International was primarily attributable to Mexico, which experienced a $7.1 million year-over-year decrease in operating income. The resultant loss in Mexico was caused by the combination of lower customer shipments, increased product returns and higher SG&A expenses, as discussed above. Decreases in operating income in Brazil and Argentina of $1.3 million and $1.0 million, respectively, and an increase in corporate costs to support International activities, also contributed to the overall operating loss in International.

Net interest expense for fiscal 1998 was $12.3 million, compared to $11.0 million for fiscal 1997. The increase was primarily attributable to higher interest rates.

Income before income taxes and minority interest in fiscal 1998 was $271,000, compared to $13.0 million in fiscal 1997. This decrease was primarily attributable to the $13.7 million provision for repositioning and related charges recorded in the fourth quarter of fiscal 1998.

Mexican losses during the first three quarters of fiscal 1998 were mitigated to some extent by a sharing of the losses with the Company's joint venture partner. The minority interest was income of $2.8 million for fiscal 1998 and expense of $2.7 million for fiscal 1997.

Accounts receivable were $242.4 million at the end of fiscal 1998, compared to $290.1 million at the end of fiscal 1997, a decrease of 16%. The lower receivable balance was attributable to the lower level of sales during the fourth quarter this year compared to the fourth quarter last year, as well as a concerted collection effort which reduced days sales outstanding in accounts receivable by seven days.

Merchandise inventories were $187.2 million as of May 2, 1998, compared to $188.2 million as of May 3, 1997, a decrease of $1.0 million. A substantial decrease in H.E.R. inventory levels, resulting from the Company's inventory reduction program, was mostly offset by increases in NCE and International inventory levels.

The decrease in net property and equipment for fiscal 1998 from fiscal 1997 was due to the disposal of video display fixtures, related to customers buying direct from the major studios, as well as the sale of certain Company-owned facilities resulting from the transition to the automated distribution center system.

Debt, non-current was reduced by $20.7 million from $135.5 million as of May 3, 1997 to $114.8 million as of May 2, 1998. This decrease was achieved despite spending approximately $9.0 million in connection with the Company's share repurchase program.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at May 1, 1999 was $152.7 million, compared to $246.9 million at May 2, 1998, a decrease of $94.2 million or 38%. The decrease in working capital primarily resulted from a reduction in merchandise inventories without a comparable reduction in accounts payable. The working capital ratio was 1.7 to 1 at May 1, 1999, compared to 2.1 to 1 at May 2, 1998. For fiscal 1999, net cash provided from operating activities primarily resulted from H.E.R. and NCE operating income, as well as non-cash charges for depreciation, amortization and recoupment of license advances.

Capital assets consist primarily of display fixtures, warehouse equipment and facilities. The Company also acquires or licenses video and music products which it markets. Purchases of these assets are expected to be funded primarily by cash flow from operations.

The Company has an unsecured, five-year, $150,000,000 credit agreement with a consortium of banks, that expires in September 2002. No borrowings were outstanding under the credit agreement as of May 1, 1999. The Company also has $58,428,000 outstanding as of May 1, 1999 under a senior note agreement with a group of insurance companies. See Note 5 of Notes to Consolidated Financial Statements for scheduled maturities of the senior notes.

In connection with the repositioning program discussed previously, the Company amended its bank credit agreement and senior note agreement to effect compliance with existing restrictions and covenants of the agreements. Management believes that the amended credit agreement, and the amended senior note agreement, will provide sufficient amounts to fund day-to-day operations and higher peak seasonal demands. For further information, reference should be made to Notes 3 and 5 of Notes to Consolidated Financial Statements.


OTHER INFORMATION
-----------------

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

Year2000 Project

In May 1997, the Company formed an internal team to study the information system's issue commonly referred to as "Year2000." As a result, a project plan was developed to address the Year2000 issue. The Company's Year2000 plan covers the enterprise wide information technology systems. The Company's information technology systems are comprised of mainframe applications, AS400 Systems, PC Client Server applications, PC desktop/LAN infrastructure, Telecomm/Voice infrastructure, Embedded systems, Sales Force Automation and Stirling Douglas Merchandising and Replenishment Application. The Company's information technology systems play a vital role to support its business operations.

In December 1997, the Company's Chief Executive Officer issued the Company's Year2000 policy. The Company's Chief Information Officer (CIO) is the Year2000 project sponsor. The Year2000 project management team meets with the CIO on a weekly basis to report on project progress and discuss issues.

All Year2000 projects are in the final testing phase or have been completed.
The Company completed the remediation and testing of 92% of its mission critical enterprise applications by May 1, 1999. The Company anticipates the completion of its enterprise Year2000 project by August 31, 1999.

The Company's mainframe applications are a major part of its information technology systems inventory. The Year2000 project incorporated the remediation and testing of the Company's 4.1 million lines of code for mainframe applications. The Company used the services of third-party consulting firms, in conjunction with its own information technology staff, for the mainframe applications Year2000 project. The Company completed the remediation and testing of its entire mainframe application inventory by May 1, 1999.

The Company's mainframe data center is an outsourced operation. The Company worked closely with its data center service provider to address the system related Year2000 issues. System level Year2000 readiness status was achieved by May 1, 1999.

The Company prepared the Year2000 remediation, upgrade and test plans to address its AS400 Systems, PC Client Server applications, PC desktop/LAN server infrastructure, Telecomm/Voice infrastructure, Embedded systems, Sales Force Automation and Stirling Douglas Applications. The vast majority of these projects are completed and in production. The few remaining are in the final testing phase.

As a part of the Year2000 project, the Company trained its information technology staff on the Year2000 awareness and Year2000 remediation and testing technologies, on an as needed basis.

The Year2000 issue can arise at any point in the Company's supply, processing, distribution and financial chains. The Company surveyed its merchandise trading partners to assess their general IT and EDI Year2000 readiness status. The Company prepared plans for the Year2000 capability of its EDI systems. The Company successfully completed the National Retail Federation's EDI test to handle two position year dates. The Company tested Year2000 compliant EDI transactions with certain of its merchandise trading partners.

The Company continues to refine its contingency plans intended to mitigate possible disruptions in business operations that may result from the Year2000 issue. The contingency plans may include increasing inventory levels, stockpiling packaging materials, securing alternative sources of supply, adjusting facility schedules, manual workarounds, additional staffing and other appropriate measures. These plans will continue to be evaluated and modified throughout the Year2000 transition period as additional information becomes available.

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

The total estimated cost for the Year2000 project is $5.0 million. These costs are being expensed as incurred, and are being financed through operating cash flow. Approximately $4.1 million of the total project costs have been incurred as of May 1, 1999.

The Company has also accelerated the replacement of certain non-ready systems to meet Year2000 requirements. In July 1998, the Company launched an Oracle Financials Implementation Project to replace its existing general ledger, fixed assets and accounts receivables systems. The Company is using third party consulting firms, in conjunction with its own information technology staff, to implement the Oracle Financials System. The Company anticipates completing the Oracle Financials Implementation Project by August 1999. Costs associated with new computer systems are being capitalized, as appropriate, under current accounting standards.

Other non-Year2000 information system projects either have not been materially delayed or impacted by the Company's Year2000 initiatives, or if delayed, such delay does not have an adverse effect on the results of operations or financial position.

Management recognizes that not becoming Year2000 capable in a timely manner could result in material financial risk. While management expects all remaining planned work to be completed timely, there can be no assurance that all systems will be capable by the Year 2000, that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company's ability to ship its products, process transactions, or otherwise conduct business in any of its markets.



                              *  *  *  *  *  *  *



This document contains forward-looking statements which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitations, conditions in the music industry, continuation of satisfactory relationships with existing customers and suppliers, relationships with the Company's lenders, certain global and regional economic conditions, risks associated with the state of the Company's Year2000 readiness, as well as that of its vendors and customers, and other factors discussed in the Form 10-K and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and supplementary data are filed as a part of this report:



Report of Independent Accountants

Consolidated Balance Sheet at May 1, 1999, May 2, 1998 and May 3, 1997.

Consolidated Statement of Operations - Years Ended May 1, 1999, May 2, 1998 and May 3, 1997.

Consolidated Statement of Shareholders' Equity - Years Ended May 1, 1999, May 2, 1998 and May 3, 1997.

Consolidated Statement of Cash Flows - Years Ended May 1, 1999, May 2, 1998 and May 3, 1997.

Notes to Consolidated Financial Statements

                       Report of Independent Accountants


  To the Board of Directors and Shareholders of Handleman Company:



  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Handleman Company and subsidiaries at May 1, 1999, May 2, 1998 and May 3, 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 1, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. In addition, in our opinion, the financial statement schedule listed in Item 14(a)2 of this Annual Report on Form 10-K when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




  PricewaterhouseCoopers LLP

  Detroit, Michigan
  June 8, 1999

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                  MAY 1, 1999,  MAY 2, 1998  AND  MAY 3, 1997
                   (amounts in thousands except share data)
                   ----------------------------------------

ASSETS                                                                    1999                  1998              1997
------                                                                    ----                  ----              ----
Current assets:
  Cash and cash equivalents                                       $     27,405          $     25,562       $    12,449
  Accounts receivable, less allowance of $13,760
     in 1999,  $17,339 in 1998 and  $21,834 in 1997
     for gross profit impact of estimated future returns               217,968               242,445           290,071
  Merchandise inventories                                              102,589               187,173           188,215
  Other current assets                                                  21,560                10,834             9,643
                                                                  ------------          ------------       -----------
      Total current assets                                             369,522               466,014           500,378
Property and equipment, net                                             53,419                78,711            95,719
Other assets, net of allowances                                         64,915                68,331            71,789
                                                                  ------------          ------------       -----------
      Total assets                                                $    487,856          $    613,056       $   667,886
                                                                  ============          ============       ===========

LIABILITIES
-----------

Current liabilties:
  Accounts payable                                                $    156,300          $    179,227       $   197,301
  Debt, current portion                                                 18,571                18,571            15,000
  Accrued and other liabilities                                         41,930                21,300            27,141
                                                                  ------------          ------------       -----------
      Total current liabilities                                        216,801               219,098           239,442
Debt, non-current                                                       39,857               114,768           135,520
Other liabilities                                                        5,512                 5,383             9,271

SHAREHOLDERS' EQUITY
--------------------

Preferred stock, par value $1.00; 1,000,000                                ---                   ---               ---
  shares authorized; none issued
Common stock, $.01 par value; 60,000,000
  shares authorized:  31,049,000, 31,977,000 and
  33,373,000 shares issued in 1999, 1998 and 1997                          310                   320               334
Paid-in capital                                                          6,828                20,710            30,800
Foreign currency translation adjustment                                 (5,220)               (7,600)           (6,151)
Unearned compensation                                                   (1,557)                  ---            (1,395)
Retained earnings                                                      225,325               260,377           260,065
                                                                  ------------          ------------       -----------
      Total shareholders' equity                                       225,686               273,807           283,653
                                                                  ------------          ------------       -----------
      Total liabilities and shareholders' equity                  $    487,856          $    613,056      $    667,886
                                                                  ============          ============       ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
            YEARS ENDED MAY 1, 1999,  MAY 2, 1998 AND  MAY 3, 1997
                 (amounts in thousands except per share data)
                  -------------------------------------------

                                                               1999                 1998                 1997
                                                               ----                 ----                 ----
Revenues                                             $    1,058,553       $    1,104,522       $    1,181,037

Costs and expenses:

  Direct product costs                                      791,683              834,470              906,779
  Selling, general and administrative expenses              211,682              243,778              250,286
  Interest expense, net                                       8,088               12,319               10,967
  Repositioning and related charges                         127,362               13,684                  ---

Gain on sale of subsidiary                                  (31,000)                 ---                  ---
                                                     --------------       --------------       --------------
     Income (loss) before income taxes
       and minority interest                                (49,262)                 271               13,005

Income tax (expense) benefit                                 16,449               (2,800)              (4,909)

Minority interest                                            (2,239)               2,841               (2,744)
                                                     --------------       --------------       --------------

     Net income (loss)                               $      (35,052)      $          312       $        5,352
                                                     ==============       ==============       ==============
Earnings (loss) per  common share
  - basic and diluted                                $        (1.11)      $         0.01       $         0.16
                                                     ==============       ==============       ==============

Weighted average number of common shares
 outstanding during the year - basic                         31,568               32,868               33,481
                                                     ==============       ==============       ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             YEARS ENDED MAY 1, 1999,  MAY 2, 1998 AND MAY 3, 1997
                 (amounts in thousands except per share data)
                 --------------------------------------------


                                                           Common Stock                          Foreign
                                                  ----------------------------                   Currency        Unearned
                                                    Shares                      Paid-In        Translation        Compen-
                                                    Issued        Amount        Capital         Adjustment         sation
                                                  --------      --------      ---------      -------------      ---------
April 27, 1996                                      33,498      $    335      $  32,089      $      (4,892)     $  (2,685)

Net income
Adjustment for foreign
  currency translation                                                                              (1,259)

Comprehensive income, net of tax

Common stock forfeitures, net of issuances,
  in connection with employee benefit plans           (125)           (1)        (1,289)                            1,290
                                                  --------      --------      ---------      -------------      ---------
May 3, 1997                                         33,373           334         30,800             (6,151)        (1,395)

Net income
Adjustment for foreign
  currency translation                                                                              (1,449)

Comprehensive loss, net of tax

Common stock forfeitures, net of issuances,
  in connection with employee benefit plans           (101)           (1)        (1,258)                            1,395
Common stock repurchased                            (1,295)          (13)        (8,832)
                                                  --------      --------      ---------      -------------      ---------
May 2, 1998                                         31,977           320         20,710             (7,600)            --

Net loss
Adjustment for foreign
  currency translation                                                                               2,380

Comprehensive loss, net of tax

Common stock issuances, net of forfeitures,
  in connection with employee benefit plans            368             4          4,290                            (1,557)
Common stock repurchased                            (1,742)          (18)       (20,991)
Additional investment in The itsy bitsy
 Entertainment Company, Inc.                           446             4          2,819
                                                  --------      --------      ---------      -------------      ---------
May 1, 1999                                         31,049      $    310      $   6,828      $      (5,220)     $  (1,557)
                                                  ========      ========      =========      =============      =========


                                                                      Total
                                                                     Share-
                                                     Retained        holders'
                                                     Earnings         Equity
                                                   ----------      ----------
April 27, 1996                                     $  254,713      $  279,560

Net income                                              5,352           5,352
Adjustment for foreign
  currency translation                                                 (1,259)
                                                                   ----------
Comprehensive income, net of tax                                        4,093
                                                                   ----------
Common stock forfeitures, net of issuances,
  in connection with employee benefit plans                               ---
                                                   ----------      ----------
May 3, 1997                                           260,065         283,653

Net income                                                312             312
Adjustment for foreign
  currency translation                                                 (1,449)
                                                                   ----------
Comprehensive loss, net of tax                                         (1,137)
                                                                   ----------
Common stock forfeitures, net of issuances,
  in connection with employee benefit plans                               136
Common stock repurchased                                               (8,845)
                                                   ----------      ----------

May 2, 1998                                           260,377         273,807

Net loss                                              (35,052)        (35,052)
Adjustment for foreign
  currency translation                                                  2,380
                                                                   ----------
Comprehensive loss, net of tax                                        (32,672)
                                                                   ----------
Common stock issuances, net of forfeitures,
  in connection with employee benefit plans                             2,737
Common stock repurchased                                              (21,009)
Additional investment in The itsy bitsy
 Entertainment Company, Inc.                                            2,823
                                                   ----------      ----------
May 1, 1999                                        $  225,325      $  225,686
                                                   ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997
                            (amounts in thousands)
                             --------------------

                                                                                  1999              1998              1997
                                                                                  ----              ----              ----
Cash flows from operating activities:
         Net income (loss)                                                  $      (35,052)    $        312      $      5,352
                                                                            ---------------    ------------      ------------
         Adjustments to reconcile net income (loss) to
              net cash provided by operating activities:
         Depreciation                                                               16,526           27,440            29,205
         Amortization of acquisition costs                                           3,962            5,293             6,125
         Recoupment of license advances                                              9,478           13,103             9,123
         Repositioning charge                                                      110,000               --                --
         Gain on sale of subsidiary                                                (31,000)              --                --
         Loss on sale of book business                                               1,291               --                --
         Decrease in operating assets                                               87,313           50,847             2,409
         Decrease in operating liabilities                                         (97,150)         (27,809)          (30,938)
                                                                            --------------     ------------      ------------
               Total adjustments                                                   100,420           68,874            15,924
                                                                            --------------     ------------      ------------
               Net cash provided from operating activities                          65,368           69,186            21,276
                                                                            --------------     ------------      ------------
Cash flows from investing activities:
         Additions to property and equipment                                       (17,054)         (21,369)          (22,635)
         Retirements of property and equipment                                      14,339           10,937             3,963
         License advances                                                          (13,561)         (18,308)          (11,752)
         Cash investment in The itsy bitsy Entertainment
               Company, Inc.                                                        (4,754)              --                --
         Proceeds from sale of subsidiary                                           45,000               --                --
         Proceeds from sale of book business and other                               3,308               --                --
                                                                            --------------     ------------      ------------
               Net cash provided from (used by) investing activities                27,278          (28,740)          (30,424)
                                                                            --------------     ------------      ------------

Cash flows from financing activities:
          Issuances of debt                                                      2,142,705        1,811,205         1,363,311
          Payments of debt                                                      (2,217,616)      (1,828,380)       (1,360,391)
          Repurchase of common stock                                               (21,009)          (8,845)              ---
          Other changes in shareholders' equity, net                                 5,117           (1,313)           (1,259)
                                                                            --------------     ------------      ------------
               Net cash provided from (used by)  financing activities              (90,803)         (27,333)            1,661
                                                                            --------------     ------------      ------------
               Net increase (decrease) in cash and  cash equivalents                 1,843           13,113            (7,487)
               Cash and cash equivalents at  beginning of year                      25,562           12,449            19,936
                                                                            --------------     ------------      ------------
               Cash and cash equivalents at end of year                     $       27,405     $     25,562      $     12,449
                                                                            ==============     ============      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               _________________


1.   Accounting Policies:
     -------------------

     Business

     The Company is principally a category manager of music products for mass merchants in North America, as well as a distributor of licensed music and video products. In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 replaces the "industry segment" disclosure approach with the "management" approach which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for the Company's reportable segments. The adoption of SFAS 131 did not affect consolidated results of operations or financial position but did affect the disclosure of segment information (see "Segment Information" note).

     Fiscal Year

     The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 1999 and 1998 consisted of 52 weeks, whereas fiscal year 1997 consisted of 53 weeks.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting or contractual control. All material intercompany accounts and transactions have been eliminated. Minority interest recognized in the statement of operations represents the minority shareholders' portion of the income (loss) for less than wholly-owned subsidiaries. The minority interest share of the net assets of these subsidiaries of $5,244,000, $1,119,000 and $2,343,000 as of May 1, 1999,
     May 2, 1998 and May 3, 1997, respectively, is included in other liabilities in the accompanying consolidated balance sheet.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation

     The Company utilizes the policies outlined in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," to convert the balance sheet and operations of its foreign subsidiaries to United States dollars. Net transaction losses, as well as translation losses resulting from translating results of operations in foreign countries deemed highly inflationary, included in the statement of operations were $162,000, $643,000 and $40,000 for the years ended May 1, 1999, May 2, 1998 and May 3, 1997, respectively.

     Recognition of Revenue and Future Returns

     Revenues are recognized upon shipment of the merchandise. The Company reduces gross sales and direct product costs for estimated future returns at the time the merchandise is sold.

                               ________________
     Pension Plan

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

     Inventory Valuation

     Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $10,980,000, $14,157,000 and $15,946,000 were incurred during the years ended May 1, 1999, May 2, 1998 and May 3, 1997, respectively. Merchandise inventories as of May 1, 1999, May 2, 1998 and May 3, 1997 include $892,000, $2,096,000 and $3,078,000, respectively, of such costs.

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

     Depreciation

     Depreciation is computed using primarily the straight-line method based on the following estimated useful lives:

              Buildings and improvements              10-40 years
              Display fixtures                        5 years
              Equipment, furniture and other          3-10 years

     Licenses

     The Company, principally in its proprietary product business, acquires video and audio licenses giving it exclusive rights to manufacture and distribute such products. The cost of license advances are included in other assets in the consolidated balance sheet and are amortized over a period which is the lesser of the term of the license agreement or its estimated useful life. The effective lives of the licenses tend to range from three to five years. As of May 1, 1999, May 2, 1998 and May 3, 1997, licenses, net of amortization, amounted to $31,654,000, $33,738,000 and $30,570,000, respectively.

     Intangible Assets

     Intangible assets, included in other assets in the consolidated balance sheet and aggregating $24,624,000, net of amortization, consists primarily of the excess of consideration paid over the estimated fair values of net assets of businesses acquired. These assets are amortized using the straight-line method over periods predominantly ranging from five to 15 years. As of May 1, 1999, the weighted average period remaining to be amortized was approximately seven years.

     Long-Lived Assets

     At each balance sheet date, management evaluates the carrying value and remaining estimated lives of long-lived assets, including intangible assets, for potential impairment by considering several factors, including management's plans for future operations, recent operating results, undiscounted annual cash flows, market trends and other economic factors relating to the operation to which the assets apply.

                              __________________


     Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Financial Instruments

     The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under Statement of Financial Accounting Standards No. 107. The Company estimates that fair values generally approximated carrying values at May 1, 1999, May 2, 1998 and May 3, 1997. Fair values have been determined through information obtained from market sources and management estimates.

     Earnings Per Share

     For computing diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share," additional weighted average shares for the years ended May 1, 1999, May 2, 1998 and May 3, 1997 were 64,000, 18,000 and
     19,000, respectively. The Company incurred a net loss for the year ended May 1, 1999, accordingly, additional weighted average shares were anti-dilutive.

2.   Segment Information:
     -------------------

     In fiscal 1999, the Company adopted SFAS 131. In prior years the Company had determined, using the industry segment approach, that it operated principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants. The Company has determined, using the management approach, that it operated in three business segments: Handleman Entertainment Resources (H.E.R.) provides category management services of music products to select United States and Canadian mass merchants; North Coast Entertainment (NCE) encompasses the Company's proprietary activities, which include music, video and licensing operations; and International provides category management services of music products to mass merchants in principally Brazil and Mexico.

     The accounting policies of the segments are the same as those described in
     Note 1, "Accounting Policies." Segment data includes intersegment revenues, as well as a charge allocating all corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes, minority interest and repositioning and related charges ("segment income").

     The tables below present information about reported segments for the years ended May 1, 1999, May 2, 1998 and May 3, 1997 (in thousands of dollars):

    Fiscal 1999:                           H.E.R.           NCE        International        Total
                                       --------------  -------------  ----------------  -------------

    Revenues, external customers             $869,051       $136,522          $50,829      $1,056,402
    Intersegment revenues                       2,409         14,578               --          16,987
    Segment income (loss)                      43,038         17,981           (5,460)         55,559
    Total assets                              441,815        162,249           24,857         628,921
    Capital expenditures                       10,822          4,057            2,175          17,054

                             ____________________


    Fiscal 1998:                              H.E.R.             NCE         International        Total
                                          ---------------  ---------------  ----------------  --------------

    Revenues, external customers               $  931,383         $ 91,660          $62,808       $1,085,851
    Intersegment revenues                           1,082           19,053               --           20,135
    Segment income (loss)                          18,387           12,072           (6,951)          23,508
    Total assets                                  520,726          132,365           63,039          716,130
    Capital expenditures                           16,200            1,367            3,802           21,369


    Fiscal 1997:                              H.E.R.             NCE         International        Total
                                          ---------------  ---------------  ---------------   --------------

    Revenues, external customers               $1,019,143         $ 84,532          $56,710       $1,160,385
    Intersegment revenues                             464           27,200               --           27,664
    Segment income                                  4,294           13,683            2,913           20,890
    Total assets                                  606,483          116,796           33,265          756,544
    Capital expenditures                           19,198              697            2,740           22,635


A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and total segment assets to total consolidated assets for the years ended May 1, 1999, May 2, 1998 and May 3, 1997 is as follows (in thousands of dollars):

                                                               1999             1998            1997
                                                         ---------------   --------------   ------------
                         Revenues
    ---------------------------------------------------

    Total segment revenue                                     $1,073,389       $1,105,986     $1,188,049
    Revenue for sold operation (Sofsource)                         2,692           20,562         22,678
    Elimination of intersegment revenue                          (17,528)         (22,026)       (29,690)
                                                              ----------       ----------     ----------
    Consolidated revenue                                      $1,058,553       $1,104,522     $1,181,037
                                                              ==========       ==========     ==========

    Income Before Income Taxes
    ---------------------------------------------------

    Total segment income for reportable segments              $   55,559       $   23,508     $   20,890
    Segment income (loss) for sold operation
    (Sofsource)                                                     (135)           1,990          3,450
    Interest revenue                                               1,392              274          1,132
    Interest expense                                              (9,480)         (12,593)       (12,099)
    Repositioning and related charges                           (127,362)         (13,684)            --
    Gain on sale of subsidiary                                    31,000               --             --
    Intersegment profit elimination                                 (236)             776           (368)
                                                              ----------       ----------     ----------
    Consolidated income (loss) before income taxes            $  (49,262)      $      271     $   13,005
                                                              ==========       ==========     ==========

    Assets
    ---------------------------------------------------

    Total segment assets                                      $  628,921       $  716,130     $  756,544
    Elimination of intercompany receivables
    and payables                                                (141,065)        (103,074)       (88,658)
                                                              ----------       ----------     ----------
    Total consolidated assets                                 $  487,856       $  613,056     $  667,886
                                                              ==========       ==========     ==========

                              __________________


The following is revenue and long-lived asset information by geographic area as of and for the years ended May 1, 1999, May 2, 1998 and May 3, 1997:

                                                                   Revenue
                                          ---------------------------------------------------------
                                                1999                1998                1997
                                          -----------------  ------------------  ------------------
United States                                    $  926,573          $  970,107          $1,050,592
Canada                                               76,994              69,065              69,702
Other foreign                                        54,986              65,350              60,743
                                                 ----------          ----------          ----------
                                                 $1,058,553          $1,104,522          $1,181,037
                                                 ==========          ==========          ==========

                                                             Long-lived Assets
                                          ---------------------------------------------------------
                                                       1999                1998                1997
                                          -----------------  ------------------  ------------------
United States                                    $  107,103          $  135,731          $  157,596
Canada                                                3,888               3,755               4,574
Other foreign                                         3,320               7,258               5,310
                                                 ----------          ----------          ----------
                                                 $  114,311          $  146,744          $  167,480
                                                 ==========          ==========          ==========


Foreign revenue is based upon the country in which the legal subsidiary is domiciled. Revenue from no single foreign country other than Canada was material to the consolidated revenues of the Company.

For the years ended May 1, 1999, May 2, 1998 and May 3, 1997, one customer accounted for approximately 31 percent, 33 percent and 38 percent of the Company's net sales, respectively, and a second customer accounted for approximately 39 percent, 32 percent and 23 percent of the Company's net sales, respectively. Approximately 96 percent, 95 percent and 95 percent of the combined revenues for these two customers are included in the H.E.R. segment for the years ended May 1, 1999, May 2, 1998 and May 3, 1997, respectively. Collectively, these customers accounted for approximately 66 percent, 45 percent and 54 percent of accounts receivable at May 1, 1999, May 2, 1998 and May 3, 1997, respectively.

                              __________________


3.   Repositioning and Related Charges:
     ----------------------------------

     On June 2, 1998 the Board of Directors approved a comprehensive strategic repositioning program designed to focus the Company on its core music distribution business. The program had four major components:

     . Exit the H.E.R. and International video, book and software distribution and service operations;

     . Reduce the number of customers serviced in the music distribution business within H.E.R. and International;

     .    Sell Sofsource, the Company's software publishing subsidiary; and

     . Implement a new common stock repurchase program of up to $70 million through December 1999, of which $21.0 million has been spent as of May 1, 1999.

     The repositioning program was in addition to the 1998 consolidation of the Albany, Atlanta and Baltimore distribution centers into the Indianapolis automated distribution center. The $13,684,000 repositioning and related charge recognized in the fourth quarter of fiscal 1998 included costs associated with the closing of the Albany and Atlanta warehouses, the abandonment of certain investments, as well as already incurred repositioning related costs.

     The repositioning program resulted in a $110 million charge to earnings in the first quarter of fiscal 1999, representing asset adjustments and cost accruals directly related to the repositioning program, other than those costs actually incurred and charged to earnings in fiscal 1998 and certain costs that were expensed as incurred in the last three quarters of fiscal 1999. The operational repositioning activities, including employee severance programs, were all completed during fiscal 1999.

     A summary of the components of the $127.4 million (pre-tax) repositioning and related charge recognized in fiscal 1999 is as follows (in millions):

                                                   First        Second       Third        Fourth
                                                  Quarter       Quarter      Quarter      Quarter       Fiscal 1999
                                                ------------  -----------  -----------  ------------  ---------------

Adjustments of assets to net realizable value         $ 84.5                                                   $ 84.5

Intangibles write-off                                   13.0                                                     13.0

Other repositioning related costs                       12.5          7.0          6.9           3.5             29.9
                                                      ------         ----         ----          ----           ------

 Total                                                $110.0         $7.0         $6.9          $3.5           $127.4
                                                      ======         ====         ====          ====           ======

Adjustments of assets to net realizable value includes adjustments to reflect the estimated recovery amount of assets disposed of during fiscal 1999 that were directly related to exited businesses or customers no longer serviced. The components of the provision were, principally, inventory of $31.6 million and property and equipment of $11.8 million, as well as certain adjustments to the carrying value of receivables of $27.2 million, payables of $4.1 million and investments, including international investments of $9.2 million. Intangibles related to either businesses exited, or customers no longer serviced, are included in the intangibles write-off. Other repositioning related costs recorded in the first quarter of fiscal 1999 were principally employee severance costs of $3.5 million, advisory fees of $3.0 million, debt restructuring costs of $2.0 million and inventory handling costs of $2.0 million. Other repositioning related costs recognized in subsequent quarters were primarily employee stay bonus costs and advisory fees, which were not accruable as part of the initial repositioning charge, and therefore, were expensed as incurred.

                              __________________

The amount of each element of the overall repositioning charge was determined based upon actual cost of the asset and management estimates of recoverability. In the case of receivables the fact that certain accounts would be settled with customer product returns rather than cash, which resulted in a reversal of gross margin, was taken into consideration, as well as liquidation value of the inventory returned since ongoing relationships with certain vendors no longer existed and, therefore, return authorizations would be difficult to obtain. In the case of property and equipment, which was principally display fixtures in customer stores, the charge represented the net book value of such abandoned display fixtures. There were no adjustments necessary to the original estimated repositioning provision of $110 million recognized in the first quarter of fiscal 1999.

The repositioning program resulted in a reduction of approximately 1,000 positions (approximately 30% of the Company's total workforce). This reduction occurred predominantly in the H.E.R. division. For the most part, the reductions were in the following areas: field sales representatives; distribution facility employees; and the corporate headquarters. Employee severance amounts were determined based upon an employee's length of service, salary grade level and compensation. Total employee severance paid in fiscal 1999 in connection with the repositioning program was approximately $3.5 million.

A reconciliation of the beginning provision for repositioning and related charges and the remaining liability balance follows (in thousands):

                                                                                    Other
                                                                                Repositioning
                                    Adjustment of                              Related Costs,           Accrued
                                    Assets to Net          Intangibles         Including Exit          Liability
                                   Realizable Value         Write-off               Costs               Account
                                   ----------------        -----------         --------------          ---------
Amount provided during the
fourth quarter ended May 2, 1998           $ 10,208                 --               $  3,476          $  13,684

Charges resulting from asset
write-offs and cash
expenditures                                 (9,455)                --                 (1,336)           (10,791)
                                   ----------------        -----------         --------------          ---------

Remaining balance as of
May 2, 1998                                     753                 --                  2,140              2,893

Amount provided during the
first quarter ended August
1, 1998                                      84,500             13,000                 12,500            110,000


Charges resulting from asset
write-offs and cash
expenditures                                (85,253)           (13,334)               (14,075)          (112,662)

Reclassify residual
intangibles write-off                                              334                   (334)                --
                                   ----------------      -------------         --------------          ---------

Remaining balance as of
May 1, 1999                        $             --      $          --         $          231          $     231
                                   ================      =============         ==============          =========

The remaining balance is included in accrued and other liabilities in the May 1, 1999 balance sheet.

                              __________________

4.   Pension Plan:
     ------------

The Handleman Company Pension Plan's benefit obligation, plan assets, funded status, net periodic benefit cost and the amount which is recorded in the Company's consolidated balance sheet at May 1, 1999, May 2, 1998 and May 3, 1997 are as follows:

                                                                               1999            1998            1997
                                                                           -----------     -----------     -----------

Change in projected benefit obligation:
     Benefit obligation at beginning of year                               $22,748,000     $18,158,000     $16,918,000
     Service cost                                                              981,000         887,000         886,000
     Interest cost                                                           1,518,000       1,365,000       1,321,000
     Actuarial loss                                                            454,000       3,271,000         419,000
     Benefits paid                                                          (1,360,000)       (933,000)     (1,386,000)
                                                                           -----------     -----------     -----------
               Benefit obligation at end of year                           $24,341,000     $22,748,000     $18,158,000
                                                                           -----------     -----------     -----------

Change in plan assets:
     Fair value of plan assets at beginning of year                        $20,413,000     $16,492,000     $15,627,000
     Actual return on plan assets                                            1,422,000         639,000         643,000
     Net realized gain on the sale of assets                                 1,462,000       1,163,000       1,164,000
     Unrealized appreciation (depreciation)                                 (1,564,000)      2,692,000         240,000
     Company contribution                                                           --         360,000         204,000
     Benefits paid                                                          (1,360,000)       (933,000)     (1,386,000)
                                                                           -----------     -----------     -----------
               Fair value of plan assets at end of year                    $20,373,000     $20,413,000     $16,492,000
                                                                           -----------     -----------     -----------

Funded status                                                              $(3,968,000)    $(2,335,000)    $(1,666,000)
Unrecognized net loss from past experience
    different from that assumed                                              1,506,000         346,000         188,000
Unrecognized net gain from excess funding                                     (490,000)       (609,000)       (728,000)
Unrecognized prior service cost                                                154,000         235,000         246,000
                                                                           -----------     -----------     -----------
Accrued benefit cost included in
    accrued and other liabilities                                          $(2,798,000)    $(2,363,000)    $(1,960,000)
                                                                           ===========     ===========     ===========

Assumptions used in determining the actuarial present value of the projected benefit obligation included a weighted average discount rate of 6.75% for 1999, 6.75% for 1998 and 7.75% for 1997, and a rate of increase in future compensation levels of 5% for all years.

                                                                               1999            1998            1997
                                                                           -----------     -----------     -----------
Components of net periodic benefit cost:
     Service cost                                                          $   981,000     $   887,000     $   886,000
     Interest cost                                                           1,518,000       1,365,000       1,321,000
     Expected return on plan assets                                         (1,701,000)     (1,381,000)     (1,312,000)
     Amortization of unrecognized transition
        asset, prior service cost and actuarial gain                           (39,000)       (108,000)       (108,000)
                                                                           -----------     -----------     -----------
               Net periodic benefit cost                                   $   759,000     $   763,000     $   787,000
                                                                           ===========     ===========     ===========

The expected long-term rate of return on assets was 8.5% for all years. Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee, as well as Handleman Company common stock valued at $1,040,000 at May 1, 1999, $786,000 at May 2, 1998 and $462,000 at May 3,
1997.

                           ________________________

5.  Debt:
    ----

    The Company has an unsecured, $150,000,000 line of credit with a consortium of banks, which is scheduled to expire in September 2002. At May 1, 1999, borrowings available under the credit agreement, after $7,570,000 of letters of credit, were $142,430,000 of which no borrowings were outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR." As of May 1, 1999, the interest rate was 5.30%. The weighted average amount outstanding under the credit agreement was $32,494,000, $56,612,000 and $45,360,000 for the years ended
    May 1, 1999, May 2, 1998 and May 3, 1997, respectively, and the weighted average interest rate under the credit agreement was 6.8% for all years.

    In fiscal 1995, the Company entered into a $100,000,000 senior note agreement, as amended, with a group of insurance companies. The balance outstanding as of May 1, 1999 was $58,428,000 of which $18,571,000 is classified as a current liability. These notes bear interest at rates of 8.06% to 8.84%.

    Scheduled maturities for the senior note agreement are as follows:

                      2000                    $18,571,000
                      2001                    $14,571,000
                      2002                    $14,570,000
                      2003                    $ 3,572,000
                      2004                    $ 3,572,000
                      After 2004              $ 3,572,000

     The senior note and the credit agreements contain certain restrictions and covenants, relating to, among others, interest coverage ratio, working capital, debt and net worth. As of May 1, 1999, the Company was in compliance with these various provisions. In connection with the repositioning program, the Company amended its bank credit agreement and senior note agreement to effect compliance with existing restrictions and covenants.

     Interest expense for the years ended May 1, 1999, May 2, 1998 and May 3, 1997 was $9,480,000, $12,593,000 and $12,099,000, respectively. Interest paid for the years ended May 1, 1999, May 2, 1998 and May 3, 1997 was $9,526,000, $12,796,000 and $11,770,000, respectively.

                              __________________

6.   Income Taxes:
     -------------

The domestic and foreign components of income (loss) before income taxes and minority interest for the years ended May 1, 1999, May 2, 1998 and May 3, 1997 are as follows:

                                       1999           1998          1997
                                   ------------   ------------   -----------
Domestic                           $(44,121,000)  $ 12,378,000   $10,896,000
Foreign                              (5,141,000)   (12,107,000)    2,109,000
                                   ------------   ------------   -----------
Income (loss) before income
   taxes and minority interest     $(49,262,000)  $    271,000   $13,005,000
                                   ============   ============   ===========

Provisions for income taxes for the years ended May 1, 1999, May 2, 1998 and May 3, 1997 consist of the following:

                                        1999          1998          1997
                                   -------------  -----------  ------------
Currently payable:
     Federal                       $ (2,686,000)  $1,995,000   $ 9,054,000
     Foreign                            814,000      483,000       477,000
     State and other                   (392,000)     531,000       794,000

Deferred, net:
     Federal                        (12,180,000)     291,000    (4,646,000)
     Foreign                           (996,000)    (221,000)      326,000
     State and other                 (1,009,000)    (279,000)   (1,096,000)
                                   ------------   ----------   -----------
                                   $(16,449,000)  $2,800,000   $ 4,909,000
                                   ============   ==========   ===========

The following table provides a reconciliation of the Company's resulting income tax to the statutory federal income tax:

                                          1999           1998         1997
                                      -------------  ------------  -----------
Federal statutory tax                 $(17,241,000)  $    95,000   $4,552,000
State and local income taxes            (1,401,000)      164,000     (234,000)
Effect of foreign losses with no
  tax benefit                            1,617,000     6,386,000          ---
Write off of intangible assets           1,914,000           ---          ---
Prior years' tax accruals no longer
  necessary                             (1,846,000)   (3,335,000)         ---
Other                                      508,000      (510,000)     591,000
                                      ------------   -----------   ----------
           Resulting tax              $(16,449,000)  $ 2,800,000   $4,909,000
                                      ============   ===========   ==========

Items that gave rise to significant portions of the deferred tax accounts at May 1, 1999, May 2, 1998 and May 3, 1997 are as follows:

                                    May 1, 1999                   May 2, 1998                 May 3, 1997
                          -----------------------------  --------------------------   ------------------------
                                             Deferred                    Deferred                   Deferred
                            Deferred Tax       Tax       Deferred Tax       Tax        Deferred        Tax
                               Assets      Liabilities      Assets      Liabilities   Tax Assets   Liabilities
--------------------------------------------------------------------------------------------------------------
Allowances                   $13,615,000    $ 8,783,000   $ 9,294,000   $ 5,919,000  $10,612,000   $ 6,503,000
Foreign carryover losses
  including net temporary      8,300,000             --     7,700,000           ---    3,200,000           ---
  differences
Employee benefits              4,788,000             --     2,675,000       458,000    2,139,000        10,000
Property and equipment         8,327,000      6,656,000     1,759,000     7,875,000      738,000     8,190,000
Inventory                        366,000      1,587,000       474,000     2,223,000      906,000     2,053,000
Other                          1,734,000             --       588,000       325,000      550,000       408,000
                             -----------    -----------   -----------   -----------  -----------   -----------

                              37,130,000     17,026,000    22,490,000    16,800,000   18,145,000     17,164,00
Valuation allowance           (6,300,000)            --    (7,700,000)           --   (3,200,000)           --
                             -----------    -----------   -----------   -----------  -----------   -----------

Net                          $30,830,000    $17,026,000   $14,790,000   $16,800,000  $14,945,000   $17,164,000
                             ===========    ===========   ===========   ===========  ===========   ===========

                              __________________


The Company reinvests the majority of its undistributed Canadian earnings. Accordingly, the potential withholding tax of approximately $700,000 on these undistributed earnings has not been recorded as of May 1, 1999. The Company has net operating loss carryforwards in its remaining foreign subsidiaries for tax purposes of approximately $21,000,000 which expire predominantly in 2001 to 2008. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for its foreign loss carryforwards.

Income taxes paid in 1999, 1998 and 1997 were approximately $5,203,000, $9,824,000 and $8,833,000, respectively.

7.    Property and Equipment:
      -----------------------

      Property and equipment consists of the following:

                                                 1999              1998             1997
                                                 ----              ----             ----
Land                                        $  3,354,000      $   4,012,000     $  4,238,000
Buildings and improvements                    16,227,000         20,544,000       24,564,000
Display fixtures                              45,486,000         89,954,000       96,721,000
Equipment, furniture and other                43,830,000         72,366,000       67,450,000
                                            ------------      -------------     ------------
                                             108,897,000        186,876,000      192,973,000

Less accumulated depreciation and
   amortization                               55,478,000        108,165,000       97,254,000
                                            ------------      -------------     ------------

                                            $ 53,419,000      $  78,711,000     $ 95,719,000
                                            ============      =============     ============

                               _________________


8.   Stock Plans:
     -----------

     The Company's shareholders approved the adoption of the Handleman Company 1998 Performance Incentive Plan (the "Plan"), which authorizes the granting of stock options, stock appreciation rights and restricted stock. The Company's 1992 Performance Incentive Plan was terminated concurrent with the approval of the 1998 Performance Incentive Plan, except as to then outstanding awards under the 1992 Plan.

     The maximum number of shares of stock which may be issued under the Plan pursuant to restricted stock awards or granted pursuant to stock options or stock appreciation rights is 1,500,000 shares. After deducting restricted stock, options and awards issued or granted under the Plan since adoption in September 1998, 1,497,000 shares of the Company's stock are available for use under the Plan as of May 1, 1999.

     During fiscal 1999, the Company issued 216,109 shares of restricted stock, net of forfeitures, of which 10,920 shares have vested with the recipients and 205,189 shares remain to vest based upon pre-determined periods of continued employment. Compensation expense recorded in fiscal 1999 related to the restricted stock awards was $1,293,000.

     Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation and Stock Option Committee of the Board of Directors, for the years ended May 3, 1997, May 2, 1998 and May 1, 1999 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.


                                                                   Weighted
                                               Number               Average
                                             of Shares               Price
                                            ------------          -----------
Balance, April 27, 1996                      1,302,684                $13.48
Granted                                        350,000                  6.80
Repriced                                        56,975                  7.03
Terminated, including repriced options        (396,744)                12.93
Exercised                                        --                     --
                                            ----------                ------

Balance, May 3, 1997                         1,312,915                 13.48
Granted                                        322,850                  6.53
Repriced                                        66,575                  6.95
Terminated, including repriced options        (277,171)                11.70
Exercised                                      (17,750)                 6.55
                                            ----------                ------

Balance, May 2, 1998                         1,407,419                 10.24
Granted                                        292,100                 12.06
Terminated                                    (278,919)                11.60
Exercised                                     (257,962)                 9.61
                                            ----------                ------

Balance, May 1, 1999                         1,162,638                $10.53
                                            ==========                ======

Number of shares exercisable
 at May 1, 1999                                477,176                $13.05
                                            ==========                ======

                               _________________


The exercise price range of outstanding options as of May 3, 1997, May 2, 1998 and May 1, 1999 was $6.38-$21.83, $5.75-$21.83 and $6.00-$21.83, respectively.
Approximately 55% of outstanding options as of May 1, 1999 had exercise prices of $10.00 per share or more. The average remaining exercise period for shares exercisable at May 1, 1999 was three years.

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, no stock option compensation expense is included in the determination of net income in the statement of operations. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings and earnings per share in fiscal years 1999, 1998 and 1997 would not have been material.

                               _________________


9.    Quarterly Financial Summary (Unaudited):
      ----------------------------------------
      (amounts in thousands except per share data)

                                                                          For the Three Months Ended
                                                                          --------------------------

Fiscal Year 1999                                            Aug. 1,         Oct. 31,          Jan. 31,          May 1,
---------------                                              1998             1998              1999             1999
                                                             ----             ----              ----             ----
Revenues                                                   $221,877         $289,565          $290,115         $256,996
Income (loss) before income taxes
   and minority interest                                    (83,894)          11,550            10,153           12,929
Net income (loss)                                           (59,038)           6,085             5,628           12,273*
Earnings (loss) per share - basic and diluted                 (1.86)             .19               .18              .39


                                                           Aug. 2,           Nov. 1,          Jan. 31,          May 2,
Fiscal Year 1998                                            1997              1997              1998             1998
----------------                                            ----              ----              ----             ----

Revenues                                                   $209,037         $315,285          $308,202         $271,998
Income (loss) before income taxes
     and minority interest                                   (9,733)          10,969             9,897          (10,862)
Net income (loss)                                            (6,470)           8,320             6,954           (8,492)
Earnings (loss) per share - basic and diluted                  (.19)             .25               .21             (.26)**


                                                             July 27,          Oct. 26,       Jan. 31,          May 3,
Fiscal Year 1997                                              1996              1997            1997             1997
----------------                                              ----              ----            ----             ----

Revenues                                                    $225,026          $347,080        $330,532         $278,399
Income (loss) before income taxes
     and minority interest                                   (11,967)           11,897          12,076              999
Net income (loss)                                             (8,181)            6,822           6,527              184
Earnings (loss) per share - basic and diluted                   (.24)              .20             .19              .01**


 *The low effective tax rate in the fourth quarter of fiscal 1999 resulted from an increase in the estimated tax benefit to be realized on the full-year repositioning and related charges. See note 3 to the consolidated financial statements for further information regarding repositioning and related charges, by quarter.

**Earnings per common share were improved by $.06 for the fourth quarters of both fiscal 1998 and fiscal 1997, resulting from various year-end adjustments to previous accrual estimates. The adjustments in both fiscal 1998 and fiscal 1997 were primarily related to the reversal of a provision for potential inventory shrinkage determined not to be required by the completion of a year-end physical inventory count and valuation.

Item 9.             DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

PART III.

Item 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed on or before August 28, 1999 and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.


                     EXECUTIVE OFFICERS OF THE REGISTRANT



       Name and Age                                 Office and Year First Elected
-----------------------                      ------------------------------------------------------------------------------------
Stephen Strome              54                    (1)  President (1990), Chief Executive Officer (1991) and Director (1989)
Peter J. Cline              52                    (2)  Executive Vice President/President of H.E.R. (1994)
Stephen Nadelberg           58                    (3)  Senior Vice President/President of NCE (1997)
Arnold Gross                58                    (4)  Senior Vice President/President of Handleman International (1997)
Leonard A. Brams            48                    (5)  Senior Vice President/Finance, Chief Financial Officer and Secretary (1997)
Samuel Milicia              57                    (6)  Senior Vice President/Music Purchasing, Handleman Entertainment
                                                       Resources (1998)
Thomas C. Braum, Jr.        44                    (7)  Vice President (1992) and Corporate Controller (1988)

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

6. Samuel Milicia has served as Senior Vice President/Music Purchasing since January of 1998. Mr. Milicia served as Vice President/Operations for Handleman Entertainment Resources since June 1990 and was elected Senior Vice President in April 1996.

7. Thomas C. Braum, Jr. has served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

Item 11.                    EXECUTIVE COMPENSATION

          Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed on or before August 28, 1999 and such information is incorporated herein by reference.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN
                          BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed on or before August 28, 1999 and such information is incorporated herein by reference.

Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed on or before August 28, 1999 and such information is incorporated herein by reference.


                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.     The following financial statements and supplementary data are filed as a part of this report under Item 8.:

                  Report of Independent Accountants

                  Consolidated Balance Sheet at May 1, 1999, May 2, 1998 and May 3, 1997.

                  Consolidated Statement of Operations - Years Ended May 1, 1999, May 2, 1998 and May 3, 1997.

                  Consolidated Statement of Shareholders' Equity - Years Ended May 1, 1999, May 2, 1998 and May 3, 1997.

                  Consolidated Statement of Cash Flows - Years Ended May 1, 1999, May 2, 1998 and May 3, 1997.

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

               The Registrant's 1992 Performance Incentive Plan was filed with the Commission in Form S-8, dated March 5, 1993, File No. 33-59100.

               The Registrant's 1998 Stock Option and Incentive Plan was filed with the Commission in Form S-8, dated December 21, 1998, File No. 333-69389.

               The advisory agreement with David Handleman was filed with the Form 10-K for the year ended April 28, 1990.

               The Note Agreement dated as of November 1, 1994 was filed with the Form 10-K for the year ended April 28, 1995.

               The First Amendment dated as of September 4, 1998 to Note Agreement dated as of November 1, 1994 is filed as Exhibit A to this Form 10-K.

               The Credit Agreement among Handleman Company, the Banks named therein and NBD Bank, N.A., as Agent, dated September 3, 1997 was filed with the Form 10-K for the year ended May 2, 1998.

               The First Amendment to Credit Agreement dated as of June 26, 1998 is filed as Exhibit B to this Form 10-K.

               The change in control agreements dated March 17, 1997 and October 30 and 31, 1997 between Handleman Company and certain executive officers of the Company were filed with the Form 10-K for the year ended May 3, 1997 and Form 10-K for the year ended May 2, 1998, respectively.

               S-K Item 601 (21) - Subsidiaries of the Registrant:

               American Sterling Corp., a Delaware Corporation
               Anchor Bay Entertainment, Inc., a Michigan Corporation Anchor Bay Entertainment, GmbH, a German Corporation
               Anchor Bay International, Ltd., a United Kingdom Corporation Bosco Music, Inc., a Michigan Corporation
               Handleman Company of Canada, Limited, an Ontario Corporation Handleman de Mexico, S. de R.L. de C.V., a Mexican Limited Liability Company
               Handleman do Brasil Commercial Ltd., a Brazilian Corporation Hanley Advertising Company, a Michigan Corporation
               HGV Video Productions, Inc. an Ontario Corporation
               Madacy Entertainment Group, Inc., a Michigan Corporation Madacy Entertainment Group, Ltd., a Canadian Corporation Madacy Entertainment (U.K.) Limited
               Mediaphon, GmbH, a German Corporation
               Michigan Property and Risk Management Company, a Michigan Corporation
               North Coast Entertainment, Inc., a Michigan Corporation North Coast Entertainment, Ltd., a Canadian Corporation Rackjobbing Services, S.A. de C.V., a Mexican Corporation Sellthrough Entertainment, Inc., a Michigan Corporation
               The itsy bitsy Entertainment Company, a Delaware Corporation


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

                      CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Handleman Company and Subsidiaries on Form S-3 (File No. 33-42018) and Form S-8 (File Nos. 2-95421, 33-59100, 33-16637, 33-69030, 333-69389 and 333-60205) of
our report dated June 8, 1999, on our audits of the consolidated financial statements and financial statement schedule of Handleman Company and Subsidiaries as of May 1, 1999, May 2, 1998 and May 3, 1997 and for the years then ended, which report is included in this Annual Report on Form 10-K.





                                       PricewaterhouseCoopers LLP



     Detroit, Michigan
     July 26, 1999

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED MAY 3, 1997, MAY 2, 1998 AND MAY 1, 1999


             COLUMN A                COLUMN B          COLUMN C            COLUMN D            COLUMN E
             ---------               --------          --------            --------            --------


                                                                           Deductions:
                                     Balance at        Additions:          Adjustments
                                     Beginning         Charged to          of, or Charge       Balance at
            Description              of Period         Expense             to, Reserve         End of Period
            -----------              ----------       -----------          -------------       -------------
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
                                    ===========        ===========         ===========         ===========


Year ended May 1, 1999:

      Accounts receivable,
      allowance for gross
      profit impact of estimated
      future returns                $17,339,000        $ 7,260,000         $10,839,000        $ 13,760,000
                                    ===========        ===========         ===========        ============



     Other assets, collectability
     allowance for receivables
     from bankrupt customers        $ 5,341,000        $  875,000          $   269,000         $ 5,947,000
                                    ===========        ==========          ===========         ===========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HANDLEMAN COMPANY


DATE:       July 28, 1999                   BY: /s/ Stephen Strome
       ----------------------------             -------------------------------
                                                Stephen Strome, President, Chief
                                                Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Leonard A. Brams                        /s/ Thomas C. Braum, Jr.
---------------------------------           -----------------------------------
Leonard A. Brams,                           Thomas C. Braum, Jr.,
 Senior Vice President,                     Vice President,
 Finance and Chief Financial Officer        Corporate Controller
 (Principal Financial Officer)              (Principal Accounting Officer)

        July 28, 1999                                 July 28, 1999
---------------------------------           -----------------------------------
            DATE                                          DATE


/s/ David Handleman                         /s/ John M. Barth
---------------------------------           -----------------------------------
David Handleman, Director                   John M. Barth, Director
(Chairman of the Board)


        July 28, 1999                                 July 28, 1999
---------------------------------           -----------------------------------
            DATE                                          DATE


/s/ Elizabeth A. Chappell                   /s/ Richard H. Cummings
---------------------------------           -----------------------------------
Elizabeth A. Chappell, Director             Richard H. Cummings


        July 28, 1999                                 July 28, 1999
---------------------------------           -----------------------------------
            DATE                                          DATE


/s/ James B. Nicholson                      /s/ Lloyd E. Reuss
---------------------------------           -----------------------------------
James B. Nicholson, Director                Lloyd E. Reuss, Director


        July 28, 1999                                 July 28, 1999
---------------------------------           -----------------------------------
            DATE                                          DATE


/s/ Alan E. Schwartz                        /s/ Gilbert R. Whitaker
--------------------------------            -----------------------------------
Alan E. Schwartz, Director                  Gilbert R. Whitaker, Jr., Director


        July 28, 1999                                 July 28, 1999
---------------------------------           -----------------------------------
            DATE                                          DATE