Form 10-Q
period 1999-07-31
HANDLEMAN CO /MI/
filed 1999-09-14
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the 1st quarter ended July 31, 1999            Commission File Number 1-7923


                                Handleman Company

             -------------------------------------------------------

             (Exact name of registrant as specified in its charter)


              MICHIGAN                                38-1242806

 -------------------------------         -------------------------------------

 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)



500 KIRTS BOULEVARD TROY, MICHIGAN       48084-4142      Area Code 248 362-4400
----------------------------------       ----------      ----------------------
(Address of principal executive          (Zip code)     (Registrant's telephone
 offices)                                                number)



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.



                                YES  X     NO
                                   ----      ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                      DATE               SHARES OUTSTANDING
-----------------------------   -----------------     -----------------------
Common Stock - $.01 Par Value   September 3, 1999           30,089,779

                                HANDLEMAN COMPANY



                                     INDEX


                                                                   PAGE NUMBER
                                                                   -----------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Operations................             1

       Consolidated Balance Sheet..........................             2

       Consolidated Statement of Shareholders' Equity......             3

       Consolidated Statement of Cash Flows................             4

       Notes to Consolidated Financial Statements..........           5 - 7

       Management's Discussion and Analysis of Operations..           8 - 13


PART II - OTHER INFORMATION AND SIGNATURES.................            14


                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands except per share data)


                                               Three Months (13 Weeks) Ended
                                            ---------------------------------

                                                July 31,        August 1,
                                                 1999             1998
                                               ----------       ---------

Revenues                                         $226,357        $221,877

Costs and expenses:
  Direct product costs                            169,208         168,565

  Selling, general and
     administrative expenses                       54,958          55,853

  Interest expense, net                               505           2,353

  Repositioning and related charges                    --         110,000

Gain on sale of subsidiary                             --         (31,000)
                                                ---------        ---------
     Income (loss) before income
       taxes and minority interest                  1,686         (83,894)

Income tax (expense) benefit                         (807)         24,997

Minority interest                                    (197)           (141)
                                                ----------       ---------

     Net income (loss)                            $   682       ($ 59,038)
                                                 =========       =========


Net income (loss) per share - basic and diluted   $  0.02       ($   1.86)
                                                 =========       =========

Weighted average number of shares
   outstanding during the period - basic            30,705         31,808
                                                 =========       =========


The accompanying notes are an integral part of the consolidated financial statements.



                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    (amounts in thousands except share data)


                                                                  July 31,       May 1,
                                                                   1999          1999
                                                                  --------       ------
ASSETS
Current assets:
    Cash and cash equivalents                                    $  31,722    $  27,405
    Accounts receivable, less allowance of $13,537 at
      July 31, 1999 and $13,760 at May 1, 1999, respectively,
      for the gross profit impact of estimated future returns      192,535      217,968
    Merchandise inventories                                        116,374      102,589
    Other current assets                                            20,925       21,560
                                                                 ---------    ---------
                    Total current assets                           361,556      369,522
                                                                 ---------    ---------
Property and equipment:
    Land                                                             3,332        3,354
    Buildings and improvements                                      16,931       16,227
    Display fixtures                                                46,875       45,486
    Equipment, furniture and other                                  46,388       43,830
                                                                 ---------    ---------
                                                                   113,526      108,897
    Less accumulated depreciation and amortization                  59,004       55,478
                                                                 ---------    ---------
                                                                    54,522       53,419
                                                                 ---------    ---------
Other assets, net of allowances                                     64,988       64,915
                                                                 ---------    ---------
                    Total assets                                 $ 481,066    $ 487,856
                                                                 =========    =========
LIABILITIES
Current liabilities:
    Accounts payable                                             $ 163,556    $ 156,300
    Debt, current portion                                           18,571       18,571
    Accrued and other liabilities                                   39,010       41,930
                                                                 ---------    ---------
                    Total current liabilities                      221,137      216,801
                                                                 ---------    ---------
Debt, non-current                                                   39,857       39,857
Other liabilities                                                    5,746        5,512

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                             --           --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 30,140,000 and 31,049,000 shares
    issued at July 31, 1999 and May 1, 1999, respectively              301          310
Paid-in capital                                                          0        6,828
Foreign currency translation adjustment                             (6,431)      (5,220)
Unearned compensation                                               (1,248)      (1,557)
Retained earnings                                                  221,704      225,325
                                                                 ---------    ---------
                    Total shareholders' equity                     214,326      225,686
                                                                 ---------    ---------
                    Total liabilities and shareholders' equity   $ 481,066    $ 487,856
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


                                                         HANDLEMAN COMPANY
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                      (amounts in thousands)


                                                      Three Months (13 Weeks) Ended July 31, 1999
                               -----------------------------------------------------------------------------------


                                    Common Stock
                               ---------------------
                                                                     Foreign
                                                                     Currency                               Total
                                Shares                   Paid-in   Translation   Unearned    Retained    Shareholders'
                                Issued        Amount     Capital    Adjustment Compensation  Earnings       Equity
                                ------        ------     -------    ---------- ------------  --------    ------------
May 1, 1999                     31,049         $310       $6,828       ($5,220)    ($1,557)  $225,325     $225,686

Net income                                                                                        682          682

Adjustment for foreign
currency translation                                                    (1,211)                             (1,211)
                                                                                                       ------------
Comprehensive loss, net of tax                                                                                (529)
                                                                                                       ------------
Common stock issuances, net
of forfeitures, in connection
with employee benefit plans         34                       179                       309                     488

Common stock repurchased          (943)          (9)      (7,007)                             (4,303)      (11,319)
                                ------      -------       ------       --------    --------   -------   -----------



July 31, 1999                   30,140         $301           --       ($6,431)    ($1,248)  $221,704     $214,326
                               =======      =======      =======      ========    ========   ========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                                         HANDLEMAN COMPANY
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)
                                                      (amounts in thousands)

                                                                                         Three Months (13 Weeks) Ended
                                                                                 ------------------------------------------

                                                                                               July 31,   August 1,
                                                                                                1999        1998
                                                                                              ---------   ---------
Cash flows from operating activities:

     Net income (loss)                                                                             $682    ($59,038)
                                                                                              ---------   ---------
     Adjustments to reconcile net income (loss) to net cash net cash provided by operating activities:

       Depreciation                                                                               3,765       4,393
       Amortization of acquisition costs                                                            696         538
       Recoupment of license advances                                                             1,665       1,245
       Repositioning charge                                                                          --     110,000
       Gain on sale of subsidiary                                                                    --     (31,000)
       Loss on sale of book business                                                                 --       1,291

       (Increase) decrease in operating assets                                                   11,295      (4,582)

       Increase (decrease) in operating liabilities                                               4,394     (12,410)
                                                                                              ---------   ---------
          Total adjustments                                                                      21,815      69,475
                                                                                              ---------   ---------
                Net cash provided from operating activities                                      22,497      10,437
                                                                                              ---------   ---------
Cash flows from investing activities:
     Additions to property and equipment                                                         (4,753)     (3,011)
     Retirements of property and equipment                                                           61         704
     License advances                                                                            (1,446)     (4,342)
     Cash investment in The itsy bitsy
       Entertainment Company, Inc.                                                                   --      (4,754)
     Proceeds from sale of book business and other                                                   --       2,665
                                                                                              ---------   ---------
                Net cash used by investing activities                                            (6,138)     (8,738)
                                                                                              ---------   ---------
Cash flows from financing activities:
     Issuances of debt                                                                               --     492,700
     Repayments of debt                                                                              --    (496,399)
     Repurchase of common stock                                                                 (11,319)     (9,783)
     Other changes in shareholders' equity, net                                                    (723)     (3,465)
                                                                                              ---------   ---------
                Net cash used by financing activities                                           (12,042)    (16,947)
                                                                                              ---------   ---------

                Net increase (decrease) in cash and cash equivalents                              4,317     (15,248)

                Cash and cash equivalents at beginning of period                                 27,405      25,562
                                                                                              ---------   ---------
                Cash and cash equivalents at end of period                                      $31,722     $10,314
                                                                                              =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statement of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 1999, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended July 31, 1999 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 1, 1999 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 1, 1999.

2. On June 2, 1998, the Company's Board of Directors approved a comprehensive strategic repositioning program designed to focus the Company on its core music distribution business. The repositioning program resulted in a $110 million charge to earnings in the first quarter of fiscal 1999, representing asset adjustments and cost accruals directly related to the repositioning program, other than those costs actually incurred and charged to earnings in fiscal 1998 and certain costs that were required to be expensed as incurred in the last three quarters of fiscal 1999. The operational repositioning activities, including employee severance programs, were all completed during fiscal 1999. Reference should be made to the Company's Form 10-K for the year ended May 1, 1999 for additional discussion regarding repositioning and related charges.

     In connection with the repositioning program announced on June 2, 1998, the Board of Directors approved a common stock repurchase program. During the first three months of fiscal 2000, the Company purchased 943,000 shares at a cost of $11.3 million under the repurchase program. Since the inception of this program, the Company has repurchased 2,685,000 shares at a cost of $32.3 million. The Company believes it will acquire between $45 and $50 million of common stock under this authorization that expires in December 1999.

3. At each balance sheet date, management evaluates the carrying value and remaining estimated lives of long-lived assets, including intangible assets, for potential impairment by considering several factors, including management's plans for future operations, recent operating results, undiscounted annual cash flows, market trends and other economic factors relating to the operation to which the assets apply.

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement will be adopted in fiscal 2001. The Company does not believe the impact of SFAS 133 on reported earnings and financial position will be material.

5. In fiscal 1999, the Company adopted SFAS 131. In prior years the Company had determined, using the industry segment approach, that it operated principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants. The Company has determined, using the management approach, that it operates in two business segments: Handleman Entertainment Resources (H.E.R.) is responsible for music category management and distribution operations, and North Coast Entertainment (NCE) is responsible for the Company's proprietary operations, which include music, video and licensing operations. Handleman International (music category management and distribution operations in Mexico and Brazil), which was reported as a separate segment for fiscal 1999, has been included within H.E.R. for both the first quarter this year and last year due to a change in H.E.R. responsibility for the segment effective at the beginning of fiscal 2000.

     The tables below present information about reported segments for the three months ended July 31, 1999 and August 1, 1998 (in thousands of dollars):

                Three Months Ended July 31, 1999:                  H.E.R.           NCE            Total
                                                                  --------        --------       --------

                Revenues, external customers                      $199,965        $ 26,392       $226,357
                Intersegment revenues                                  --            2,186          2,186
                Segment income                                         261           2,116          2,377
                Total assets                                       482,024         140,373        622,397
                Capital expenditures                                 3,942             811          4,753


                Three Months Ended August 1, 1998:                 H.E.R.           NCE            Total
                                                                  --------        --------       --------
                Revenues, external customers                      $197,211        $ 22,022       $219,233
                Intersegment revenues                                   35           1,897          1,932
                Segment income (loss)                               (3,917)          1,551         (2,366)
                Total assets                                       609,703         159,937        769,640
                Capital expenditures                                 1,840           1,171          3,011


A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to total consolidated assets for the three months ended July 31, 1999 and August 1, 1998 is as follows (in thousands of dollars):


                                                        July 31, 1999     August 1,1998
                                                        -------------     -------------
Revenues
--------

    Total segment revenues                                $ 228,543         $ 221,165
    Revenue for sold operation (Sofsource)                       --             2,692
    Elimination of intersegment revenues                     (2,186)           (1,980)
                                                          ---------         ---------
    Consolidated revenue                                  $ 226,357         $ 221,877
                                                          =========         =========

Income Before Income Taxes and Minority Interest
------------------------------------------------

    Total segment income (loss) for reportable segments   $   2,377         $  (2,366)
    Operating loss for sold operation (Sofsource)                --              (135)
    Interest revenue                                            705               252
    Interest expense                                         (1,210)           (2,605)
    Repositioning and related charges                            --          (110,000)
    Gain on sale of Sofsource subsidiary                         --            31,000
    Intersegment profit elimination                            (186)              (40)
                                                          ---------         ---------
    Consolidated income (loss) before income taxes
       and minority interest                              $   1,686         $ (83,894)
                                                          =========         =========

Assets
------

    Total segment assets                                  $ 622,397         $ 769,640
    Elimination of intercompany receivables
      and payables                                         (141,331)         (182,406)
                                                          ---------         ---------
    Total consolidated assets                             $ 481,066         $ 587,234
                                                          =========         =========


                                Handleman Company
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Revenues for the first quarter of fiscal 2000 which ended July 31, 1999 increased 2% to $226.4 million, from $221.9 million for the first quarter of fiscal 1999 which ended August 1, 1998. Net income for the first quarter of fiscal 2000 was $.7 million or $.02 per share, compared to a net loss of $59.0 million or $1.86 per share for the first quarter of fiscal 1999. The Company's results for the first quarter ended August 1, 1998 included pre-tax repositioning and related charges of $110 million and a pre-tax gain on sale of the Company's Sofsource subsidiary of $31.0 million, as well as the operating results for Sofsource and the book distribution business, which were sold during the first quarter of fiscal 1999.

The Company has two operating segments: Handleman Entertainment Resources ("H.E.R.") encompasses the Company's music category management and distribution operations, and North Coast Entertainment ("NCE") is responsible for the Company's proprietary operations, which include music and video products, as well as licensing operations. Handleman International (which encompasses music category management and distribution operations in Mexico and Brazil), which was reported as a separate segment for fiscal 1999, has been included within H.E.R. for both this year and last year due to a change in H.E.R. responsibility for the segment effective at the beginning of fiscal 2000.

H.E.R. had net sales of $200.0 million for the first quarter of fiscal 2000, compared to net sales of $197.2 million for the first quarter last year. Within H.E.R., U.S. and Canadian music sales grew 23% to $195.0 million for the first quarter of this year, from $158.8 million in the first quarter of last year. The increase in music business primarily resulted from strong retail sales of new hit releases. In addition, H.E.R. achieved reduced customer product return rates driven by implementation of enhanced category management processes and new systems. H.E.R. net sales for the first quarter last year included sales from exited product lines (video, book and software) and the Argentine operation (sold during the fourth quarter of fiscal 1999) of $29.6 million.

NCE sales were $28.6 million for the first quarter of fiscal 2000, compared to $23.9 million for the first quarter of fiscal 1999 (excluding sales at the Sofsource subsidiary), a 20% increase. This increase was attributable to strong performance across all business units, including The itsy bitsy Entertainment Company which continued to increase revenues from its licensed products, including Teletubbies which was just being introduced in the first quarter last year.

Direct product costs as a percentage of revenues was 74.8% for the first quarter ended July 31, 1999, compared to 76.0% for the comparable prior year period. The year-over-year reduction in direct product costs as a percentage of revenues was primarily attributable to a change in the sales mix within H.E.R. (increased music sales, and reduced video, book and software sales), as well as an increase in the proportion of NCE sales to the overall sales level.

Selling, general and administrative ("SG&A") expenses for the first quarter this year were $55.0 million (24.3% of revenues), compared to $55.9 million (25.2% of revenues) for the first quarter last year.

Income before interest, income taxes, minority interest, repositioning and related charges and gain on sale of subsidiary ("operating income") for the first quarter of fiscal 2000 was $2.2 million, compared to an operating loss of $2.5 million for the first quarter of fiscal 1999. The $4.7 million improvement in operating income was primarily attributable to the year-over-year reduction in direct product costs as a percentage of revenues as previously described. H.E.R. operating income improved by $4.2 million to $.3 million for the first quarter this year, from an operating loss of $3.9 million for the first quarter last year. NCE operating income improved to $2.1 million for the first quarter of fiscal 2000, from $1.6 million for the comparable period last year.

Interest expense for the first quarter ended July 31, 1999 was $.5 million, compared to $2.4 million for the first quarter ended August 1, 1998. The decrease in interest expense was attributable to lower borrowing levels.

The Company's first quarter is traditionally its weakest quarter. The Company has historically generated the majority of its earnings in subsequent fiscal quarters.

Accounts receivable at July 31, 1999 were $192.5 million, compared to $218.0 million at May 1, 1999. The decrease in accounts receivable principally resulted from lower sales volume during the first quarter of fiscal 2000, compared to the fourth quarter of fiscal 1999.

Merchandise inventories increased to $116.4 million at July 31, 1999, from $102.6 million at May 1, 1999. The increase in merchandise inventories was mainly due to increased inventory purchases to support the higher sales level anticipated for the second quarter of fiscal 2000.

In connection with the repositioning program announced on June 2, 1998, the Board of Directors approved a common stock repurchase program. During the first three months of fiscal 2000, the Company purchased 943,000 shares at a cost of $11.3 million under the repurchase program. Since the inception of this program, the Company has repurchased 2,685,000 shares at a cost of $32.3 million. The Company believes it will acquire between $45 and $50 million of common stock under this authorization that expires in December 1999.

As mentioned above, based upon a change in management responsibility, the Company has determined that it now operates in two business segments; H.E.R. and NCE. To facilitate understanding of the two business segments, the Company is herein providing as supplemental data, revised revenue and operating income information for fiscal 1999 based upon the business segments as now determined.




                                                      Fiscal 1999 Revenue (in Millions)
                              -----------------------------------------------------------------------------------

                                                                                Elimination of
                                                                   Exited        Intersegment     Consolidated
                                  H.E.R.            NCE          Activities        Revenue           Revenue
                                 -------          ------         ----------        -------           -------
       First Quarter              $167.7          $ 23.9           $32.3            $ (2.0)         $  221.9
       Second Quarter              243.4            40.3            14.3              (8.4)            289.6
       Third Quarter               255.3            36.8             1.3              (3.3)            290.1
       Fourth Quarter              222.0            38.0              .8              (3.8)            257.0
                                  ------          ------           -----           --------         --------

       Fiscal Year                $888.4          $139.0           $48.7            $(17.5)         $1,058.6
                                  ======          ======           =====           ========         ========


         Note - Exited activities include revenues related to the video, book and software product lines, the Sofsource subsidiary and the Argentine operation.




                                       Fiscal 1999 Operating Income (Loss) [in Millions]
                              --------------------------------------------------------------------

                                                                                    Consolidated
                                                                  Consolidating      Operating
                                  H.E.R.              NCE          Adjustments     Income  (Loss)
                                 -------              ---          -----------    ----------------
       First Quarter             $ (3.9)            $ 1.6             (.2)           $ (2.5)
       Second Quarter              13.8               7.3             (.1)             21.0
       Third Quarter               13.6               5.4             (.1)             18.9
       Fourth Quarter              12.6               5.8             (.6)             17.8
                                  -----             -----           ------           ------

       Fiscal Year                $36.1             $20.1           $(1.0)           $ 55.2
                                  =====             =====           ======           ======

Year2000

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

All Year2000 projects are in the final testing phase or have been completed. The Company completed all the remediation and testing of its mission critical enterprise applications by June 30, 1999. The Company anticipates the completion of its enterprise Year2000 project by September 1999.

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

The Company prepared the Year2000 remediation, upgrade and test plans to address its AS400 Systems, PC Client Server applications, PC desktop/LAN server infrastructure, Telecomm/Voice infrastructure, Embedded systems, Sales Force Automation and Stirling Douglas Applications. The vast majority of these projects are completed and in production. The few remaining are in the final testing phase and targeted to be complete by September 1999.

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

The Company has completed its Year2000 readiness plan for its non-IT systems. Non-IT systems include security card systems, building access systems, elevators, fax machines, copiers, security alarm systems, auxiliary power generator systems, etc. The Company is surveying its non-merchandising trading partners for both IT and non-IT systems (data center service provider, application support service providers, critical material suppliers, banks, electricity and telecommunications service providers, etc.) for their Year2000 readiness status.

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

The total estimated cost for the Year2000 project is $5.0 million. These costs are being expensed as incurred, and are being financed through operating cash flow. Approximately $4.2 million of the total project costs have been incurred as of July 31, 1999.

The Company has also accelerated the replacement of certain non-ready systems to meet Year2000 requirements. In July 1998, the Company launched an Oracle Financials Implementation Project to replace its existing general ledger, fixed assets and accounts receivables systems. The Company is using third party consulting firms, in conjunction with its own information technology staff, to implement the Oracle Financials System. The Company has implemented general ledger and fixed assets with accounts receivable targeted for September 1999. Costs associated with new computer systems are being capitalized, as appropriate, under current accounting standards.

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


                            * * * * * * * * * *


This document contains forward-looking statements that are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitations, conditions in the music industry, relationships with the Company's lenders, certain global and regional economic conditions, risks associated with the state of the Company's Year2000 readiness, as well as that of its vendors and customers, and other factors discussed in the Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company's Annual Report and Form 10-K.

PART II - OTHER INFORMATION




      Item 6.   Exhibits or Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter.


SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HANDLEMAN COMPANY



DATE:     September 14, 1999                  BY:  /s/ Stephen Strome
        ------------------------------           ----------------------------
                                                        STEPHEN STROME
                                                        President and
                                                    Chief Executive Officer



DATE:     September 14, 1999                  BY:  /s/ Leonard A. Brams
        -------------------------------          ----------------------------
                                                       LEONARD A. BRAMS
                                                 Senior Vice President, Finance
                                                  and  Chief Financial Officer
                                                  (Principal Financial Officer)