Form 10-Q
period 1999-10-31
HANDLEMAN CO /MI/
filed 1999-12-10
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the second quarter ended October 30, 1999     Commission File Number 1-7923


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

    (Address of principal              (Zip code)       (Registrant's telephone
     executive offices)                                      number)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


                                YES   X        NO
                                    -------      -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          CLASS                         DATE               SHARES OUTSTANDING

-----------------------------    -------------------     -----------------------

Common Stock - $.01 Par Value     December 3, 1999            29,107,997

                               HANDLEMAN COMPANY

                                     INDEX



                                                                                     PAGE NUMBER
                                                                                    -------------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Operations..........................                      1

       Consolidated Balance Sheet....................................                      2

       Consolidated Statement of Shareholders' Equity................                      3

       Consolidated Statement of Cash Flows..........................                      4

       Notes to Consolidated Financial Statements....................                    5 - 8

       Management's Discussion and Analysis of Operations............                    9 - 13


PART II - OTHER INFORMATION AND SIGNATURES...........................                      14



                                                         HANDLEMAN COMPANY
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)
                                           (amounts in thousands except per share data)


                                                Three Months (13 Weeks) Ended                    Six Months (26 Weeks) Ended

                                             --------------------------------------          ------------------------------------

                                                 October 30,            October 31,            October 30,            October 31,
                                                    1999                   1998                   1999                   1998
                                              ---------------          ------------          -------------          -------------
Revenues                                            $288,855               $289,565              $515,212               $511,442

Costs and expenses:
  Direct product costs                               213,071                217,529               382,279                386,094

  Selling, general and
     administrative expenses                          51,465                 50,961               106,423                106,814

  Interest expense, net                                  832                  2,563                 1,337                  4,916

  Repositioning and related charges                       --                  6,962                    --                116,962

Gain on sale of subsidiary                                --                     --                    --                (31,000)
                                                    --------               --------              --------               --------
     Income (loss) before income
       taxes and minority interest                    23,487                 11,550                25,173                (72,344)

Income tax (expense) benefit                          (9,396)                (4,640)              (10,203)                20,357

Minority interest                                       (612)                  (825)                 (810)                  (966)
                                                    --------               --------              --------               --------
     Net income (loss)                              $ 13,479               $  6,085              $ 14,160              ($ 52,953)
                                                    ========               ========              ========               ========
Net income (loss) per share :
     Basic                                          $   0.45               $   0.19              $   0.47              ($   1.67)
                                                    ========               ========              ========               ========

     Diluted                                        $   0.45               $   0.19              $   0.46              ($   1.67)
                                                    ========               ========              ========               ========

Weighted average number of shares
   outstanding during the period:
     Basic                                            29,851                 31,583                30,278                 31,695
                                                    ========               ========              ========               ========

     Diluted                                          30,189                 31,671                30,592                 31,853
                                                    ========               ========              ========               ========


     The accompanying notes are an integral part of the consolidated financial statements.


                                                   HANDLEMAN COMPANY
                                              CONSOLIDATED BALANCE SHEET
                                                      (UNAUDITED)
                                       (amounts in thousands except share data)


                                                                                 October 30,                    May 1,
                                                                                    1999                        1999
                                                                                 -----------                -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $    703                   $ 27,405
    Accounts receivable, less allowance of $15,632 at
      October 30, 1999 and $13,760 at May 1, 1999, respectively,
      for the gross profit impact of estimated future returns                        267,411                    217,968
    Merchandise inventories                                                          140,446                    102,589
    Other current assets                                                              23,632                     21,560
                                                                                    --------                   --------
             Total current assets                                                    432,192                    369,522
                                                                                    --------                   --------
Property and equipment:
    Land                                                                               3,082                      3,354
    Buildings and improvements                                                        18,130                     16,227
    Display fixtures                                                                  47,874                     45,486
    Equipment, furniture and other                                                    49,479                     43,830
                                                                                    --------                   --------
                                                                                     118,565                    108,897
    Less accumulated depreciation and amortization                                    62,554                     55,478
                                                                                    --------                   --------
                                                                                      56,011                     53,419
                                                                                    --------                   --------
Other assets, net                                                                     82,141                     64,915
                                                                                    --------                   --------
             Total assets                                                           $570,344                   $487,856
                                                                                    ========                   ========
LIABILITIES
Current liabilities:
    Accounts payable                                                                $239,090                   $156,300
    Debt, current portion                                                             18,571                     18,571
    Accrued and other liabilities                                                     46,820                     41,930
                                                                                    --------                   --------
             Total current liabilities                                               304,481                    216,801
                                                                                    --------                   --------
Debt, non-current                                                                     45,357                     39,857
Other liabilities                                                                      4,934                      5,512

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                               --                         --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 29,284,000 and 31,049,000 shares
    issued at October 30, 1999 and May 1, 1999, respectively                             293                        310
Paid-in capital                                                                           --                      6,828
Foreign currency translation adjustment                                               (6,175)                    (5,220)
Unearned compensation                                                                 (1,030)                    (1,557)
Retained earnings                                                                    222,484                    225,325
                                                                                    --------                   --------
             Total shareholders' equity                                              215,572                    225,686
                                                                                    --------                   --------
             Total liabilities and shareholders' equity                             $570,344                   $487,856
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



                                                         HANDLEMAN COMPANY
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                      (amounts in thousands)


                                                              Six Months (26 Weeks) Ended October 30, 1999

                                     --------------------------------------------------------------------------------------------


                                           Common Stock

                                     -------------------------                Foreign
                                                                              Currency                                    Total
                                          Shares                   Paid-in   Translation    Unearned     Retained      Shareholders'
                                          Issued       Amount      Capital   Adjustment   Compensation   Earnings         Equity
                                        ----------   ---------    --------- ------------- ------------  ----------    --------------

May 1, 1999                                31,049       $310       $6,828     ($5,220)     ($1,557)     $225,325         $225,686

Net income                                                                                                14,160           14,160

Adjustment for foreign
 currency translation                                                            (955)                                       (955)
                                                                                                                         --------
Comprehensive income, net of tax                                                                                           13,205
                                                                                                                         --------
Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans                  169          2        1,458                      527                          1,987

Common stock repurchased                   (1,934)       (19)      (8,286)                               (17,001)         (25,306)

                                           ------       ----       ------      ------       ------      --------         --------
October 30, 1999                           29,284       $293       $    0     ($6,175)     ($1,030)     $222,484         $215,572
                                           ======       ====       ======      ======       ======      ========         ========


     The accompanying notes are an integral part of the consolidated financial statements.


                                                        HANDLEMAN COMPANY
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)
                                                     (amounts in thousands)

                                                                                                 Six Months (26 Weeks) Ended

                                                                                         -----------------------------------------

                                                                                            October 30,               October 31,
                                                                                               1999                      1998
                                                                                           -------------             -------------

Cash flows from operating activities:

     Net income (loss)                                                                           $14,160               ($  52,953)
                                                                                                 -------                ---------
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:

        Depreciation                                                                               7,521                    8,970
        Amortization of acquisition costs                                                          1,704                    1,663
        Recoupment of license advances                                                             4,106                    4,241
        Repositioning charge                                                                          --                  110,000
        Gain on sale of subsidiary                                                                    --                  (31,000)
        Loss on sale of book business                                                                 --                    1,291

        Increase in operating assets                                                             (89,992)                 (52,826)

        Increase in operating liabilities                                                         87,102                   11,236
                                                                                                 -------                ---------
          Total adjustments                                                                       10,441                   53,575
                                                                                                 -------                ---------
                 Net cash provided from operating activities                                      24,601                      622
                                                                                                 -------                ---------
Cash flows from investing activities:
     Additions to property and equipment                                                         (10,985)                  (8,862)
     Retirements of property and equipment                                                           871                      933
     License advances and acquired rights                                                        (22,415)                  (8,673)
     Cash investment in The itsy bitsy
       Entertainment Company, Inc.                                                                    --                   (4,754)
     Proceeds from sale of book business and other                                                    --                    2,665
                                                                                                 -------                ---------
                 Net cash used by investing activities                                           (32,529)                 (18,691)
                                                                                                 -------                ---------
Cash flows from financing activities:
     Issuances of debt                                                                           211,707                1,457,675
     Repayments of debt                                                                         (206,207)              (1,441,455)
     Repurchase of common stock                                                                  (25,306)                  (9,783)
     Other changes in shareholders' equity, net                                                    1,032                   (6,719)
                                                                                                 -------                ---------
                 Net cash used by financing activities                                           (18,774)                    (282)
                                                                                                 -------                ---------

                 Net decrease in cash and cash equivalents                                       (26,702)                 (18,351)

                 Cash and cash equivalents at beginning of period                                 27,405                   25,562
                                                                                                 -------                ---------
                 Cash and cash equivalents at end of period                                      $   703                $   7,211
                                                                                                 =======                =========




                 The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 30, 1999, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended October 30, 1999 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 1, 1999 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 1, 1999.

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

    In connection with the repositioning program announced on June 2, 1998, the Board of Directors approved a common stock repurchase program. During fiscal 2000, the Company purchased 2,115,000 shares at a cost of $28.0 million under the repurchase program. Since the inception of this program through the date the program expired on December 4, 1999, the Company repurchased 3,857,000 shares at a cost of $49.0 million.

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

5. In fiscal 1999, the Company adopted SFAS 131. In prior years the Company had determined, using the industry segment approach, that it operated principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants. The Company has determined, using the management approach, that it operates in two business segments: Handleman Entertainment Resources (H.E.R.) is responsible for music category management and distribution operations, and North Coast Entertainment (NCE) is responsible for the Company's proprietary operations, which include music, video and licensing operations. Handleman International (music category management and distribution operations in Mexico and Brazil), which was reported as a separate segment for fiscal 1999, has been included within H.E.R. for both this year and last year due to a change in H.E.R.'s responsibility for the segment effective at the beginning of fiscal 2000.

    The tables below present information about reported segments for the three months ended October 30, 1999 and October 31, 1998 (in thousands of dollars):

          Three Months Ended October 30, 1999:              H.E.R.         NCE          Total
                                                           --------      -------       --------
          Revenues, external customers                     $245,651      $43,204       $288,855
          Intersegment revenues                                  --        3,463          3,463
          Segment income                                     17,006        7,427         24,433
          Capital expenditures                                4,176        2,056          6,232


          Three Months Ended October 31, 1998:              H.E.R.         NCE          Total
                                                           --------      -------       --------

          Revenues, external customers                     $254,248      $35,317       $289,565
          Intersegment revenues                               3,443        4,951          8,394
          Segment income                                     13,826        7,299         21,125
          Capital expenditures                                4,626        1,225          5,851


A reconciliation of total segment revenues to consolidated revenues and total segment income to total consolidated income before income taxes and minority interest, for the three months ended October 30, 1999 and October 31, 1998 is as follows (in thousands of dollars):

                                                                    Oct. 30, 1999     Oct. 31, 1998
                                                                   --------------     -------------
Revenues
--------

   Total segment revenues                                               $ 292,318         $ 297,959
   Elimination of intersegment revenue                                     (3,463)           (8,394)
                                                                        ---------         ---------
   Consolidated revenues                                                $ 288,855         $ 289,565
                                                                        =========         =========
Income Before Income Taxes and Minority Interest
------------------------------------------------

   Total segment income for reportable segments                         $  24,433         $  21,125
   Interest revenue                                                           425               207
   Interest expense                                                        (1,257)           (2,770)
   Repositioning and related charges                                           --            (6,962)
   Intersegment profit elimination                                           (114)              (50)
                                                                        ---------         ---------
   Consolidated income before income taxes
    and minority interest                                               $  23,487         $  11,550
                                                                        =========         =========


The tables below present information about reported segments as of and for the six months ended October 30, 1999 and October 31, 1998 (in thousands of dollars):

    Six Months Ended October 30, 1999:              H.E.R.         NCE          Total
                                                   --------      -------       --------
    Revenues, external customers                   $445,616     $ 69,596       $515,212
    Intersegment revenues                                --        5,649          5,649
    Segment income                                   17,267        9,543         26,810
    Total assets                                    447,178      185,697        632,875
    Capital expenditures                              8,118        2,867         10,985


    Six Months Ended October 31, 1998:              H.E.R.         NCE          Total
                                                   --------      -------       --------

    Revenues, external customers                   $451,459     $ 57,339       $508,798
    Intersegment revenues                             3,478        6,848         10,326
    Segment income                                    9,889        8,850         18,739
    Total assets                                    551,487      177,718        729,205
    Capital expenditures                              6,465        2,397          8,862

A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to total consolidated assets as of and for the six months ended October 30, 1999 and October 31, 1998 is as follows (in thousands of dollars):

                                                                     Oct. 30, 1999     Oct. 31, 1998
                                                                     --------------     -------------
Revenues
--------
   Total segment revenues                                               $ 520,861         $ 519,124
   Revenue for sold operation (Sofsource)                                      --             2,692
   Elimination of intersegment revenue                                     (5,649)          (10,375)
                                                                        ---------         ---------
   Consolidated revenues                                                $ 515,212         $ 511,441
                                                                        =========         =========

Income Before Income Taxes and Minority Interest
------------------------------------------------

   Total segment income for reportable segments                         $  26,810         $  18,739
   Operating loss for sold operation (Sofsource)                               --              (135)
   Interest revenue                                                         1,130               459
   Interest expense                                                        (2,467)           (5,375)
   Repositioning and related charges                                           --          (116,962)
   Gain on sale of Sofsource subsidiary                                        --            31,000
   Intersegment profit elimination                                           (300)              (70)
                                                                        ---------         ---------
   Consolidated income (loss) before income taxes
    and minority interest                                               $  25,173         $ (72,344)
                                                                        =========         =========
Assets
------

   Total segment assets                                                 $ 632,875         $ 729,205
   Elimination of intercompany receivables
    and payables                                                          (62,531)          (95,958)
                                                                        ---------         ---------
   Total consolidated assets                                            $ 570,344         $ 633,247
                                                                        =========         =========

6. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                      Three Months Ended   Six Months Ended
                                      ------------------   ----------------
                                      Oct. 30,  Oct. 31,   Oct. 30, Oct. 31,
                                       1999      1998       1999     1998
                                      -------   -------    -------  -------
Weighted average shares during the
 period-basic                          29,851    31,583     30,278   31,695

Additional shares from assumed
 exercise of stock options                338        88        314      158
                                       ------    ------     ------   ------
Weighted average shares adjusted
 for assumed exercise of stock
 options-diluted                       30,189    31,671     30,592   31,853
                                       ======    ======     ======   ======

                               Handleman Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Revenues for the second quarter ended October 30, 1999 were $288.9 million compared to $289.6 million for the second quarter ended October 31, 1998. Revenues last year included $14.1 million of sales of products (video, book and software) and businesses (Sofsource and Argentina) exited pursuant to the repositioning program announced and completed in fiscal 1999. Net income for the second quarter of fiscal 2000 increased to $13.5 million or $.45 per share from $6.1 million or $.19 per share for the second quarter last year. The Company's second quarter results last year included pre-tax repositioning and related charges of $7.0 million.

Revenues were $515.2 million for the first six months of fiscal 2000, compared to $511.4 million for the first six months of fiscal 1999. Revenues last year included $47.5 million of sales of products (video, book and software) and businesses (Sofsource and Argentina) exited pursuant to the repositioning program. Net income for the first six months of this year was $14.2 million or $.46 per diluted share, compared to a net loss of $53.0 million or a loss of $1.67 per share for the comparable six-month period last year. The Company's results of operations for the first six months of last year included pre-tax repositioning and related charges of $117.0 million and a pre-tax gain on the sale of the Company's Sofsource subsidiary of $31.0 million.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") encompasses the Company's music category management and distribution operations, and North Coast Entertainment ("NCE") is responsible for the Company's proprietary operations, which include music and video products, as well as licensing operations. Handleman International (which encompasses music category management and distribution operations in Mexico and Brazil), which was reported as a separate segment for fiscal 1999, has been included within H.E.R. for both this year and last year due to a change in H.E.R. responsibility for the segment effective at the beginning of fiscal 2000.

H.E.R. net music sales for the second quarter ended October 30, 1999 were $245.6 million, compared to $243.4 million for the second quarter ended October 31, 1998. H.E.R. net music sales for the second quarter of last year included $12.6 million of net music sales to customers H.E.R. no longer services pursuant to the repositioning program. H.E.R. net music sales for the first six months of this year were $445.6 million, compared to $411.1 million for the comparable period last year. H.E.R. net music sales for the first six months of last year included $21.5 million of net music sales to customers no longer serviced pursuant to the repositioning program.

H.E.R. net sales for the second quarter of last year included $14.3 million of sales of products and businesses exited pursuant to the repositioning program. H.E.R. net sales for the first six months of last year included $43.9 million of sales of products and businesses exited pursuant to the repositioning program.

NCE net sales were $46.7 million for the second quarter of fiscal 2000, compared to $40.3 million for the second quarter of fiscal 1999, a 16% increase. This increase was attributable to improved sales across all business units. Net sales for the six months ended October 30, 1999 increased 17% to $75.2 million from $64.2 million for the six months ended October 31, 1998 (excluding sales at the Sofsource subsidiary).

Direct product costs as a percentage of revenues was 73.8% for the second quarter ended October 30, 1999, compared to 75.1% for the second quarter of last year. This reduction in direct product costs as a percentage of revenues was primarily attributable to the Company's NCE business segment, which reduced its direct product costs as a percentage of revenues and increased its relative percentage of consolidated sales. NCE realizes lower direct product costs as a percentage of revenues than the overall consolidated percentage; accordingly, an increase of NCE sales in the total sales mix positively impacts the consolidated direct product costs percentage of revenues. In addition, the Company's direct product costs as a percentage of revenues benefited from the absence of sales of the exited video, book and software product lines which carried a higher direct product costs as a percentage of revenues than the overall consolidated percentage. Direct product costs as a percentage of revenues for the first six months of this year was 74.2%, compared to 75.5% for the comparable six-month period last year.

Consolidated selling, general and administrative ("SG&A") expenses were $51.5 million or 17.8% of revenues for the second quarter of fiscal 2000, compared to $51.0 million or 17.6% of revenues for last year's second quarter. The increase in SG&A expenses was attributable to increased project development expenses within NCE. Consolidated SG&A expenses for the six months ended October 30, 1999 were $106.4 million or 20.7% of revenues, compared to $106.8 million or
20.9 % of revenues for the six months ended October 31, 1998.

Income before interest, income taxes, minority interest, repositioning and related charges and gain on sale of subsidiary ("operating income") for the second quarter of fiscal 2000 was $24.3 million, compared to $21.1 million for the second quarter of fiscal 1999. The $3.2 million improvement in operating income was primarily attributable to the year-over-year reduction in direct product costs as a percentage of revenues as previously described. H.E.R. operating income improved by 23% to $17.0 million for the second quarter of this year, from $13.8 million for the second quarter of last year. NCE operating income was $7.4 million for the second quarter of fiscal 2000, compared to $7.3 million for the comparable period last year. NCE operating income for the second quarter of fiscal 2000 was negatively impacted by an increase in SG&A expenses primarily attributable to project development expenses.

Operating income for the first six months of this year increased 43% to $26.5 million from $18.5 million for the first six months of last year. H.E.R. operating income improved 73% to $17.3 million for the first six months of fiscal 2000 from $9.9 million for the comparable prior year period. NCE operating income increased 7% to $9.5 million for the first six months of this year from $8.9 million for the first six months of last year (excluding the Sofsource subsidiary operating loss of $.3 million).

Interest expense for the second quarter of fiscal 2000 was $.8 million, compared to $2.6 million for the second quarter of fiscal 1999. Interest expense for the six months ended October 30, 1999 decreased to $1.3 million from $4.9 million for the six months ended October 31, 1998. The decrease in interest expense for both the quarter and six-month period was attributable to lower borrowing levels.

Accounts receivable increased to $267.4 million at October 30, 1999 from $218.0 million at May 1, 1999. This increase was primarily attributable to the increased sales volume in the second quarter of this year, compared to the fourth quarter of last year.

Merchandise inventories increased to $140.4 million at October 30, 1999 from $102.6 million at May 1, 1999. This increase was primarily due to increased inventory purchases in preparation for the upcoming holiday season.

The increase in property and equipment, net at October 30, 1999, compared to May 1, 1999 primarily resulted from building renovation costs at the Company's corporate headquarters and systems development costs.

Other assets, net at October 30, 1999 were $82.1 million, compared to $64.9 million at May 1, 1999. This increase was mainly due to additional investments in licenses at NCE.

Accounts payable at October 30, 1999 was $239.1 million, compared to $156.3 million at May 1, 1999. This increase primarily resulted from increased inventory purchases in the second quarter of fiscal 2000, compared to the fourth quarter of fiscal 1999 as mentioned above.

In connection with the repositioning program announced on June 2, 1998, the Board of Directors approved a common stock repurchase program. During fiscal 2000, the Company purchased 2,115,000 shares at a cost of $28.0 million under the repurchase program. Since the inception of this program through the date the program expired on December 4, 1999, the Company repurchased 3,857,000 shares at a cost of $49.0 million.


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

All Year2000 projects have been completed.

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

The Company prepared the Year2000 remediation, upgrade and test plans to address its AS400 Systems, PC Client Server applications, PC desktop/LAN server infrastructure, Telecomm/Voice infrastructure, Embedded systems, Sales Force Automation and Stirling Douglas Applications. As of the date of this Form 10-Q, these projects have been completed and are in production.

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

The Company has completed its Year2000 readiness plan for its non-IT systems. Non-IT systems include security card systems, building access systems, elevators, fax machines, copiers, security alarm systems, auxiliary power generator systems, etc. The Company continues to survey its non-merchandising trading partners for both IT and non-IT systems (data center service provider, application support service providers, critical material suppliers, banks, electricity and telecommunications service providers, etc.) for their Year2000 readiness status.

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

The total cost for the Year2000 project was $5.0 million. These costs were expensed as incurred, and were financed through operating cash flow.

The Company has also replaced certain non-ready systems to meet Year2000 requirements. In July 1998, the Company launched an Oracle Financials Implementation Project to replace its existing general ledger, fixed assets and accounts receivables systems. The Company used third party consulting firms, in conjunction with its own information technology staff, to implement the Oracle Financials System. The Company has implemented the general ledger, fixed assets and accounts receivable systems. Costs associated with new computer systems are being capitalized, as appropriate, under current accounting standards.

Other non-Year2000 information system projects either have not been materially delayed or impacted by the Company's Year2000 initiatives, or if delayed, such delay does not have an adverse effect on the results of operations or financial position.

Management recognized that not being Year2000 capable could result in material financial risk. While management has completed all remaining planned work, there can be no assurance that all systems will be capable by the Year 2000, that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company's ability to ship its products, process transactions, or otherwise conduct business in any of its markets.

                              * * * * * * * * * *

This document contains forward-looking statements that are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including, without limitations, conditions in the music industry, continuation of satisfactory relationships with existing customers and suppliers, relationships with the Company's lenders, certain global and regional economic conditions, risks associated with the state of the Company's Year2000 readiness, as well as that of its vendors and customers, and other factors discussed in this Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company's Annual Report and Form 10-K.

PART II - OTHER INFORMATION

  Item 4. An Annual Meeting of Shareholders of Handleman Company was held on September 8,1999. One item was voted on at the Annual Meeting. This item was the election of directors. The following individuals were elected as directors of the Company with each receiving at least 27,028,867 shares voted for election, while a maximum of 1,836,803 were withheld: Messrs. David Handleman and Richard H. Cummings.


  Item 6.   Exhibits or Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter.


SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HANDLEMAN COMPANY



DATE:    December 10, 1999                  BY:/s/ Stephen Strome
         ---------------------                 -------------------------------
                                                   STEPHEN STROME
                                                     President and
                                                Chief Executive Officer



DATE:    December 10, 1999                  BY:/s/ Leonard A. Brams
         ---------------------                 -------------------------------
                                                   LEONARD A. BRAMS
                                               Senior Vice President, Finance
                                                 and  Chief Financial Officer
                                                (Principal Financial Officer)