Form 10-Q
period 2000-01-31
HANDLEMAN CO /MI/
filed 2000-03-15
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended January 31, 2000    Commission File Number 1-7923

                               Handleman Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MICHIGAN                                                            38-1242806
-------------------------------                                  -------------------------------------
(State or other jurisdiction of                                   (I.R.S. Employer Identification No.)
 incorporation or organization)



  500 KIRTS BOULEVARD TROY, MICHIGAN          48084-4142                  Area Code 248 362-4400
---------------------------------------      ------------            --------------------------------
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


                            YES     X            NO ____
                                   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                      DATE                SHARES OUTSTANDING
-----------------------------    ---------------   -----------------------------
Common Stock - $.01 Par Value     March 3, 2000               28,444,922

                               HANDLEMAN COMPANY


                                     INDEX

                                                            PAGE NUMBER
                                                            -----------

PART I - FINANCIAL INFORMATION

     Consolidated Statement of Operations                        1

     Consolidated Balance Sheet                                  2

     Consolidated Statement of Shareholders' Equity              3

     Consolidated Statement of Cash Flows                        4

     Notes to Consolidated Financial Statements                5 - 9

     Management's Discussion and Analysis of Operations       10 - 13


PART II - OTHER INFORMATION AND SIGNATURES                      14

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                                  Three Months (13 Weeks) Ended                  Nine Months (39 Weeks) Ended
                                             ----------------------------------------      ----------------------------------------
                                                January 31,            January 31,            January 31,            January 31,
                                                   2000                   1999                   2000                   1999
                                             -----------------      -----------------      -----------------      -----------------
Revenues                                              $343,246              $290,115               $858,458               $801,557

Costs and expenses:
  Direct product costs                                 262,652               219,889                644,931                605,983

  Selling, general and
     administrative expenses                            54,375                51,281                160,798                158,095

  Interest expense, net                                  1,088                 1,853                  2,425                  6,769

  Repositioning and related charges                         --                 6,939                     --                123,901

Gain on sale of subsidiary                                  --                    --                     --                (31,000)
                                             ------------------      ----------------      -----------------      -----------------
     Income (loss) before income
      taxes and minority interest                       25,131                10,153                 50,304                (62,191)

Income tax (expense) benefit                           (10,175)               (3,559)               (20,378)                16,798

Minority interest                                         (296)                 (966)                (1,106)                (1,932)
                                             -----------------      -----------------      -----------------      -----------------

     Net income (loss)                                 $14,660                $5,628                $28,820               ($47,325)
                                             =================      =================      =================      =================

Net income (loss) per share:
     Basic                                               $0.50                 $0.18                  $0.97                 ($1.49)
                                             =================      =================      =================      =================

     Diluted                                             $0.50                 $0.18                  $0.95                 ($1.49)
                                             =================      =================      =================      =================
Weighted average number of shares
   outstanding during the period:
     Basic                                              29,034                31,584                 29,863                 31,658
                                             =================      =================      =================      =================

     Diluted                                            29,383                31,853                 30,186                 31,847
                                             =================      =================      =================      =================


   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (amounts in thousands except share data)

                                                                      January 31,                 May 1,
                                                                         2000                      1999
                                                                      -----------               -----------
ASSETS
Current assets:
    Cash and cash equivalents                                              $1,689                   $27,405
    Accounts receivable, less allowance of $16,337 at
      January 31, 2000 and $13,760 at May 1, 1999 for
      the gross profit impact of estimated future returns                 238,839                   217,968
    Merchandise inventories                                               115,108                   102,589
    Other current assets                                                   16,456                    21,560
                                                                      -----------               -----------
                    Total current assets                                  372,092                   369,522
                                                                      -----------               -----------

Property and equipment:
    Land                                                                    3,093                     3,354
    Buildings and improvements                                             20,021                    16,227
    Display fixtures                                                       50,392                    45,486
    Equipment, furniture and other                                         50,958                    43,830
                                                                      -----------               -----------
                                                                          124,464                   108,897
    Less accumulated depreciation and amortization                         67,271                    55,478
                                                                      -----------               -----------
                                                                           57,193                    53,419
                                                                      -----------               -----------
Other assets, net                                                          87,965                    64,915
                                                                      -----------               -----------
                    Total assets                                         $517,250                  $487,856
                                                                      ===========               ===========
LIABILITIES
Current liabilities:
    Accounts payable                                                     $189,840                  $156,300
    Debt, current portion                                                  18,571                    18,571
    Accrued and other liabilities                                          38,912                    41,930
                                                                      -----------               -----------
                    Total current liabilities                             247,323                   216,801
                                                                      -----------               -----------
Debt, non-current                                                          34,357                    39,857
Other liabilities                                                          14,172                     5,512

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                    --                        --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 28,469,000 and 31,049,000 shares
    issued at January 31, 2000 and May 1, 1999, respectively                  285                       310
Paid-in capital                                                                --                     6,828
Foreign currency translation adjustment                                    (5,801)                   (5,220)
Unearned compensation                                                        (802)                   (1,557)
Retained earnings                                                         227,716                   225,325
                                                                      -----------               -----------
                    Total shareholders' equity                            221,398                   225,686
                                                                      -----------               -----------
                    Total liabilities and shareholders' equity           $517,250                  $487,856
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

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (amounts in thousands)

                                                       Nine Months (39 Weeks) Ended January 31, 2000

                              -------------------------------------------------------------------------------------------------


                                    Common Stock
                              ------------------------                   Foreign
                                                                         Currency                                    Total
                                 Shares                     Paid-in     Translation     Unearned     Retained     Shareholders'
                                 Issued       Amount        Capital     Adjustment    Compensation   Earnings        Equity
                              -----------   -----------   -----------   -----------   ------------  -----------   -------------
May 1, 1999                        31,049          $310        $6,828       ($5,220)       ($1,557)    $225,325        $225,686

Net income                                                                                               28,820          28,820

Adjustment for foreign
 currency translation                                                          (581)                                       (581)
                                                                                                                  -------------
Comprehensive income, net of tax                                                                                         28,239
                                                                                                                  -------------

Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans          181             2         1,559                          755                        2,316

Common stock repurchased           (2,761)          (27)      ( 8,387)                                  (26,429)        (34,843)

                              -----------   -----------   -----------   -----------   ------------  -----------   -------------
January 31, 2000                   28,469          $285            $0       ($5,801)       ($  802)    $227,716        $221,398
                              ===========   ===========   ===========   ===========   ============  ===========   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (amounts in thousands)


                                                                                     Nine Months (39 Weeks) Ended

                                                                               -----------------------------------------

                                                                                  January 31,             January 31,
                                                                                     2000                    1999
                                                                               -----------------       -----------------
Cash flows from operating activities:

     Net income (loss)                                                                   $28,820                ($47,325)
                                                                               -----------------       -----------------

     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation                                                                      11,615                  12,638
        Amortization of acquisition costs                                                  2,820                   2,799
        Recoupment of license advances and acquired rights                                 8,488                   6,527
        (Increase) decrease in accounts receivable                                       (13,257)                  6,323
        (Increase) decrease in merchandise inventories                                    (8,994)                 34,707
        (Increase) decrease in other operating assets                                      3,667                 (14,751)
        Increase (decrease) in accounts payable                                           23,614                  (3,797)
        Increase (decrease) in other operating liabilities                                 5,307                 (41,474)
        Repositioning charge                                                                  --                 110,000
        Gain on sale of subsidiary                                                            --                 (31,000)
        Loss on sale of book business                                                         --                   1,291
                                                                               -----------------       -----------------
          Total adjustments                                                               33,260                  83,263
                                                                               -----------------       -----------------
                 Net cash provided from operating activities                              62,080                  35,938
                                                                               -----------------       -----------------

Cash flows from investing activities:
     Additions to property and equipment                                                 (15,546)                (11,848)
     Retirements of property and equipment                                                   777                   6,881
     License advances and acquired rights                                                (27,987)                (11,417)
     Acquisitions, net of cash acquired                                                   (6,432)                 (4,754)
     Proceeds from sale of subsidiary, book business and other                                --                  47,665
                                                                               -----------------       -----------------
                 Net cash (used by) provided from investing activities                   (49,188)                 26,527
                                                                               -----------------       -----------------

Cash flows from financing activities:
     Issuances of debt                                                                   881,321               1,849,475
     Repayments of debt                                                                 (886,821)             (1,916,815)
     Repurchase of common stock                                                          (34,843)                (13,387)
     Other changes in shareholders' equity, net                                            1,735                   1,480
                                                                               -----------------       -----------------
                 Net cash used by financing activities                                   (38,608)                (79,247)
                                                                               -----------------       -----------------
                 Net decrease in cash and cash equivalents                               (25,716)                (16,782)

                 Cash and cash equivalents at beginning of period                         27,405                  25,562
                                                                               -----------------       -----------------
                 Cash and cash equivalents at end of period                               $1,689                  $8,780
                                                                               =================       =================

   The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying consolidated balance sheet and consolidated statements of operations, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2000, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 2000 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 1, 1999 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended May 1, 1999.

2. On June 2, 1998, the Company's Board of Directors approved a comprehensive strategic repositioning program designed to focus the Company on its core music distribution business. The repositioning program resulted in a $110 million charge to earnings in the first quarter of fiscal 1999, representing asset adjustments and cost accruals directly related to the repositioning program, other than those costs actually incurred and charged to earnings in fiscal 1998 and certain costs that were required to be expensed as incurred. The repositioning activities, including employee severance programs, were all completed during fiscal 1999. Reference should be made to the Company's Form 10-K for the year ended May 1, 1999 for additional discussion regarding repositioning and related charges.

     A component of the $110 million charge was a $31.6 million provision for merchandise inventory write-downs required to liquidate inventory through non-traditional channels as a result of the Company exiting certain product lines (video, book and software) and no longer servicing certain customers. The table below displays the proforma presentation for the consolidated statement of operations for the quarters and nine-month periods ended January 31, 2000 and 1999 as if the inventory write-downs had been included in direct product costs (dollar amounts in thousands):

                                                          Third Quarter Ended
                                       -----------------------------------------------------
                                          Jan. 31, 2000
                                           As Reported      Jan. 31, 1999    Jan. 31, 1999
                                          and Proforma       As Reported       Proforma
                                       ------------------    -------------    --------------
     Revenues                                 $343.2             $290.1            $290.1
     Direct product costs                      262.7              219.9             219.9
     Repositioning and related costs              --                6.9               6.9

                                                          Nine Months Ended
                                       -----------------------------------------------------
                                          Jan. 31, 2000
                                           As Reported       Jan. 31, 1999    Jan. 31, 1999
                                          and Proforma        As Reported       Proforma
                                       ------------------    -------------    --------------
     Revenues                                 $858.5             $801.6            $801.6
     Direct product costs                      644.9              606.0             637.6
     Repositioning and related costs              --              123.9              92.3

     In connection with the repositioning program announced on June 2, 1998, the Board of Directors approved a common stock repurchase program that expired on December 4, 1999. In December 1999, the Board of Directors approved a new authorization, that expires in December 2000, for the repurchase of up to $20 million of common stock. Under the current $20 million common stock repurchase authorization, the Company can repurchase stock at a price no greater than 75% of the most recent 60-day high as reported on the New York Stock Exchange. During the quarter, the Company repurchased $9.5 million of common stock, of which $2.7 million was repurchased under the Board authorization that expired on December 4, 1999. The Company can purchase up to $13.2 million in additional shares under the current Board authorization that expires in December 2000. The Company repurchased 2,761,000 shares at a cost of $34.8 million for the nine months ended January 31, 2000.

3. At each balance sheet date, management evaluates the carrying value and remaining estimated lives of long-lived assets, including intangible assets, for potential impairment by considering several factors, including management's plans for future operations, recent operating results, market trends and other economic factors relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets as determined on a discounted basis.

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement will be adopted in fiscal 2002. The Company does not believe the impact of SFAS 133 on reported earnings and financial position will be material.

5. In fiscal 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." In prior years the Company had determined, using the industry segment approach, that it operated principally in one business segment: selling music, video, book and personal computer software products primarily to mass merchants. The Company has determined, using the management approach, that it operates in two business segments: Handleman Entertainment Resources (H.E.R.) is responsible for music category management and distribution operations, and North Coast Entertainment (NCE) is responsible for the Company's proprietary operations, which include music, video and licensing operations. Handleman International (music category management and distribution operations in Mexico and Brazil), which was reported as a separate segment for fiscal 1999, has been included within H.E.R. for both this year and last year due to a change in H.E.R. responsibility for the segment effective at the beginning of fiscal 2000.

     The tables below present information about reported segments for the three months ended January 31, 2000 and January 31, 1999 (in thousands of dollars):

     Three Months Ended January 31, 2000:               H.E.R.         NCE          Total
                                                        ------         ---          -----
     Revenues, external customers                      $312,144      $31,102       $343,246
     Intersegment revenues                                   --        4,306          4,306
     Segment income                                      22,708        3,180         25,888
     Capital expenditures                                 2,696        1,865          4,561

     Three Months Ended January 31, 1999:               H.E.R.         NCE          Total
                                                        ------         ---          -----
     Revenues, external customers                      $256,465      $33,650       $290,115
     Intersegment revenues                                  200        3,210          3,410
     Segment income                                      13,619        5,363         18,982
     Capital expenditures                                 2,581          405          2,986

     A reconciliation of total segment revenues to consolidated revenues and total segment income to total consolidated income before income taxes and minority interest for the three months ended January 31, 2000 and January 31, 1999 is as follows (in thousands of dollars):

     Revenues                                                    Jan. 31, 2000       Jan. 31, 1999
     --------                                                    -------------       -------------
        Total segment revenues                                      $347,552            $293,428
        Elimination of intersegment revenues                          (4,306)             (3,313)
                                                                    --------            --------
        Consolidated revenues                                       $343,246            $290,115
                                                                    ========            ========

        Income Before Income Taxes and Minority Interest
        ------------------------------------------------------

        Total segment income for reportable segments                $ 25,888            $ 18,982
        Interest revenue                                                 435                 281
        Interest expense                                              (1,523)             (2,134)
        Repositioning and related charges                                 --              (6,939)
        Intersegment profit elimination                                  331                 (37)
                                                                    --------            --------
        Consolidated income before income taxes
        and minority interest                                       $ 25,131            $ 10,153
                                                                    ========            ========

     The tables below present information about reported segments as of and for the nine months ended January 31, 2000 and January 31, 1999 (in thousands of dollars):

        Nine Months Ended January 31, 2000:             H.E.R.        NCE           Total
                                                        ------        ---           -----
        Revenues, external customers                   $757,760     $100,698       $858,458
        Intersegment revenues                                --        9,955          9,955
        Segment income                                   39,975       12,723         52,698
        Segment assets                                  401,795      177,319        579,114
        Capital expenditures                             10,814        4,732         15,546

        Nine Months Ended January 31, 1999:             H.E.R.         NCE          Total
                                                        ------         ---          -----
        Revenues, external customers                   $707,924     $ 90,892       $798,816
        Intersegment revenues                             3,678       10,058         13,736
        Segment income                                   23,508       14,213         37,721
        Segment assets                                  394,411      136,731        531,142
        Capital expenditures                              9,046        2,802         11,848

     A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to total consolidated assets as of and for the nine months ended January 31, 2000 and January 31, 1999 is as follows (in thousands of dollars):

     Revenues                                                    Jan. 31, 2000    Jan. 31, 1999
     --------                                                    -------------    -------------
         Total segment revenues                                     $868,413         $ 812,552
         Revenue for sold operation (Sofsource)                           --             2,692
         Elimination of intersegment revenues                         (9,955)          (13,687)
                                                                    --------         ---------
         Consolidated revenues                                      $858,458         $ 801,557
                                                                    ========         =========

     Income Before Income Taxes and Minority Interest
     ------------------------------------------------

         Total segment income for reportable segments               $ 52,698         $  37,721
         Operating loss for sold operation (Sofsource)                    --              (135)
         Interest revenue                                              1,565               740
         Interest expense                                             (3,990)           (7,509)
         Repositioning and related charges                                --          (123,901)
         Gain on sale of Sofsource subsidiary                             --            31,000
         Intersegment profit elimination                                  31              (107)
                                                                    --------         ---------
         Consolidated income (loss) before income taxes
          and minority interest                                     $ 50,304         $ (62,191)
                                                                    ========         =========

     Assets
     ------

         Total segment assets                                       $579,114         $ 531,142
         Elimination of intercompany receivables
          and payables                                               (61,864)          (41,270)
                                                                    --------         ---------
         Total consolidated assets                                  $517,250         $ 489,872
                                                                    ========         =========

6. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                                           Three Months Ended       Nine Months Ended
                                                        ------------------------  ----------------------
                                                         Jan. 31,     Jan. 31,     Jan. 31,    Jan. 31,
                                                           2000         1999         2000        1999
                                                           ----         ----         ----        ----
    Weighted average shares during the period-basic       29,034       31,584       29,863      31,658

    Additional shares from assumed exercise of
     stock options                                           349          269          323         189
                                                          ------       ------       ------      ------

    Weighted average shares adjusted for assumed
    exercise of stock options-diluted                     29,383       31,853       30,186      31,847
                                                          ======       ======       ======      ======

                               Handleman Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Revenues for the third quarter ended January 31, 2000 increased 18% to $343.2 million from $290.1 million for the third quarter ended January 31, 1999. Revenues last year included $1.3 million of sales related to the Argentina business which was exited pursuant to the repositioning program announced and completed in fiscal 1999. Net income for the third quarter of this year increased to $14.7 million or $.50 per diluted share from $5.6 million or $.18 per diluted share for the third quarter of last year. The Company's third quarter results last year included pre-tax repositioning and related charges of $6.9 million.

Revenues were $858.5 million for the first nine months of this year, compared to $801.6 million for the first nine months of last year, an increase of 7%. Revenues last year included $47.9 million of sales of products (video, book and software) and businesses (Sofsource and Argentina) exited pursuant to the repositioning program. Net income for the nine months ended January 31, 2000 was $28.8 million or $.95 per diluted share, compared to a net loss of $47.3 million or a loss of $1.49 per diluted share for the comparable nine-month period last year. The Company's results of operations for the first nine months of last year included pre-tax repositioning and related charges of $123.9 million and a pre-tax gain on the sale of the Company's Sofsource subsidiary of $31.0 million.

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

H.E.R. net sales for the third quarter of this year were $312.1 million, compared to net sales of $256.7 million for the third quarter of last year. H.E.R. net sales for the third quarter of last year included $1.3 million of net sales related to the Argentina business which was exited pursuant to the repositioning program. H.E.R. net sales for the nine months ended January 31, 2000 were $757.8 million, compared to $711.6 million for the comparable prior year period. H.E.R. net sales last year included $45.2 million of sales of products and businesses exited pursuant to the repositioning program. The increases in H.E.R. net sales for both the third quarter and nine-month period resulted from higher shipments to mass merchant customers. This was reflective of the sales increases of H.E.R.'s customers that exceeded not only the overall music industry growth, but also the growth rates for the mass merchant segment of the music industry.

NCE net sales were $35.4 million for the third quarter of this year, compared to $36.8 million for the third quarter of last year, a 4% decrease. The decrease in sales for this period was principally due to the inclusion in the third quarter last year of approximately $1.7 million in sales of slow-moving inventory that was liquidated with minimal gross profit margin. Also contributing to the year-over-year decline in NCE's third quarter sales was a $.6 million decrease in revenues at The itsy bitsy Entertainment Company ("TibECo"). Net sales for the first nine months of this year increased to $110.7 million from $101.0 million for the nine-month period last year (excluding sales at the Sofsource subsidiary). This increase was attributable to improved sales across all business units.

Direct product costs as a percentage of revenues was 76.5% for the third quarter ended January 31, 2000, compared to 75.8% for the third quarter ended January 31, 1999. Direct product costs as a percentage of revenues for the first nine months of this year was 75.1%, compared to 75.6% for the comparable period last year.

In the first quarter of fiscal 1999, the Company's Board of Directors approved a repositioning program which resulted in a $110 million charge during that quarter, representing asset adjustments and cost accruals directly related to the repositioning program. A component of the $110 million charge was a $31.6 million provision for merchandise inventory write-downs required to liquidate inventory through non-traditional channels as a result of the Company exiting certain product lines (video, book and software) and no longer servicing certain customers. The table below displays the proforma presentaion for the consolidated statement of operations for the quarters and nine-month periods ended January 31, 2000 and 1999 as if the inventory write-downs had been included in direct product costs (dollar amounts in thousands):

                                                     Third Quarter Ended
                                       ---------------------------------------------------
                                         Jan. 31, 2000
                                          As Reported      Jan. 31, 1999    Jan. 31, 1999
                                         and Proforma       As Reported        Proforma
                                       -----------------   -------------    --------------
          Revenues                           $343.2           $290.1            $290.1
          Direct product costs                262.7            219.9             219.9
          Repositioning and related costs        --              6.9               6.9


                                                       Nine Months Ended
                                       ---------------------------------------------------
                                         Jan. 31, 2000
                                          As Reported      Jan. 31, 1999    Jan. 31, 1999
                                         and Proforma       As Reported        Proforma
                                       -----------------   -------------    --------------
          Revenues                           $858.5           $801.6            $801.6
          Direct product costs                644.9            606.0             637.6
          Repositioning and related costs        --            123.9              92.3

Direct product costs as a percentage of revenues on a proforma basis for the first nine months of this year was 75.1%, compared to 79.5% for the comparable period last year.

Consolidated selling, general and administrative ("SG&A") expenses were $54.4 million or 15.8% of revenues for the third quarter of fiscal 2000, compared to $51.3 million or 17.7% of revenues for last year's third quarter. Consolidated SG&A expenses for the nine months ended January 31, 2000 were $160.8 million or 18.7% of revenues, compared to $158.1 million or 19.7% of revenues for the nine months ended January 31, 1999. SG&A expenses as a percentage of revenues for both the third quarter and nine months ended this year were favorably impacted by the spreading of fixed costs over a higher sales volume.

Income before interest, income taxes, minority interest, repositioning and related charges and gain on sale of subsidiary ("operating income") for the third quarter of fiscal 2000 was $26.2 million, compared to $18.9 million for the third quarter of fiscal 1999. The $7.3 million improvement in operating income was primarily attributable to the year-over-year increase in revenues. H.E.R. operating income improved to $22.7 million for the third quarter of this year from $13.6 million for the third quarter of last year, primarily attributable to the year-over-year increase in revenues. NCE operating income was $3.2 million for the third quarter of fiscal 2000, compared to $5.4 million for the comparable period last year. The decrease in NCE operating income was attributable to the operating results at TibECo, which not only experienced a reduction in revenues, but also incurred incremental expenses for investments in the development of future revenue producing projects.

Operating income for the first nine months of this year increased to $52.7 million from $37.5 million for the first nine months of last year. This increase in operating income was attributable to increased revenues, slightly lower direct product costs and lower SG&A expenses as a percentage of revenues. H.E.R. operating income improved to $40.0 million for the first nine months of fiscal 2000 from $23.5 million for the comparable prior year period. Approximately 60% of the improvement in H.E.R. operating income was attributable to increased revenues. NCE operating income was $12.7 million for the first nine months of this year, compared to $14.2 million for the first nine months of last year (excluding the Sofsource subsidiary operating loss of $.3 million). The decrease in NCE operating income was attributable to the third quarter results at TibECo discussed previously.

Interest expense for the third quarter of fiscal 2000 was $1.1 million, compared to $1.9 million for the third quarter of fiscal 1999. Interest expense for the nine months ended January 31, 2000 decreased to $2.4 million from $6.8 million for the nine months ended January 31, 1999. The decrease in interest expense for both the quarter and nine-month period was attributable to lower borrowing levels.

Accounts receivable increased to $238.8 million at January 31, 2000 from $218.0 million at May 1, 1999. This increase was primarily attributable to the increased sales volume in the third quarter of this year, compared to the fourth quarter of last year.

Merchandise inventories increased to $115.1 million at January 31, 2000 from $102.6 million at May 1, 1999. This increase was primarily due to the seasonality of product returns from customers in the third quarter versus the fourth quarter.

Other assets, net at January 31, 2000, were $88.0 million, compared to $64.9 million at May 1, 1999. This increase was mainly due to license advances and acquired rights.

Accounts payable at January 31, 2000 was $189.8 million, compared to $156.3 million at May 1, 1999. This increase principally related to the timing of payments pertaining to inventory purchases made during the holiday season.

Other liabilities at January 31, 2000 were $14.2 million, compared to $5.5 million at May 1, 1999. This increase was principally due to an increase in deferred revenue, which related to cash received for future revenue recognition on certain new investments at itsy bitsy.

                            * * * * * * * * * * * *

As a result of the Company's Year2000 efforts and the timely completion of all related projects, the Company did not experience any disruption in its business operations in January 2000. In addition, the Company was not adversely affected by any of its key business vendors, customers or other partners not being Year2000 ready.



                            * * * * * * * * * * * *



This document contains forward-looking statements that are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including, without limitations, conditions in the music industry, continuation of satisfactory relationships with existing customers and suppliers, relationships with the Company's lenders, certain global and regional economic conditions, and other factors discussed in this Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company's Annual Report on Form 10-K.

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



DATE:     March 15, 2000                     BY:   /s/ Stephen Strome
     -------------------------------            --------------------------------
                                                       STEPHEN STROME
                                                         President and
                                                       Chief Executive Officer


DATE:     March 15, 2000                     BY:   /s/ Leonard A. Brams
     -------------------------------            --------------------------------
                                                       LEONARD A. BRAMS
                                                 Senior Vice President, Finance
                                                  and  Chief Financial Officer
                                                  (Principal Financial Officer)