Form 10-K
period 2000-04-29
HANDLEMAN CO /MI/
filed 2000-07-19
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2000             Commission File No. 1-7923

                                HANDLEMAN COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                    38-1242806
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

500 Kirts Boulevard, Troy, Michigan                     48084 - 4142
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                  248-362-4400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                Name of each exchange which registered
----------------------------------       --------------------------------------
COMMON STOCK $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of July 10, 2000 was $307,810,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of July 10, 2000 was 27,684,464.

Item 14(a) 3. on page 42 describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART 1

Item 1.                             BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the "Company" or "Handleman" or "Registrant"), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

DESCRIPTION OF BUSINESS:

The Company has two business segments: Handleman Entertainment Resources("H.E.R."), and North Coast Entertainment ("NCE"). H.E.R. is a category manager and distributor of prerecorded music to mass merchants. NCE is responsible for the Company's proprietary operations, which include music and video products, as well as licensing operations. Handleman International (which encompassed music category management and distribution operations in Mexico and Brazil), was reported as a separate segment for fiscal 1999. Following a change in responsibility for the segment effective at the beginning of fiscal 2000, Handleman International has been included within H.E.R. for all years presented herein.

The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, "Accounting Policies." Segment data includes intersegment revenues, as well as a charge allocating all corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes, minority interest and repositioning and related charges.

See Note 2 of Notes to Consolidated Financial Statements for additional information regarding segment activities.

On June 2, 1998, the Company's Board of Directors approved a comprehensive strategic repositioning program designed to focus the Company on its core music distribution business. The repositioning program resulted in a $110 million charge to earnings in the first quarter of fiscal 1999, representing asset adjustments and cost accruals directly related to the repositioning program, other than those costs actually incurred and charged to earnings in fiscal 1998 of $13.7 million, and certain costs that were required to be expensed as incurred in fiscal 1999. The repositioning activities, including employee severance programs, were completed during fiscal 1999. Reference should be made to the Company's Form 10-K for the year ended May 1, 1999 for additional discussion regarding repositioning and related charges.

See Note 3 of Notes to Consolidated Financial Statements, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the Company's repositioning program.

The following table sets forth net sales, and the percentage contribution to consolidated revenues, for the Company's two business segments for the fiscal years ended April 29, 2000, May 1, 1999 and May 2, 1998.


                                                                               Year Ended
                                                                      (dollar amounts in millions)
                                                       -------------------------------------------------------------
                                                        April 29, 2000          May 1, 1999          May 2, 1998
                                                          (52 weeks)            (52 weeks)           (52 weeks)
                                                       ------------------     -----------------    -----------------

Handleman Entertainment Resources                          $1,011.3              $  888.4             $  789.5
% of Total                                                     88.9                  83.9                 71.5

North Coast Entertainment                                     142.0                 139.0                 93.9
% of Total                                                     12.5                  13.1                  8.5

Eliminations, principally NCE sales to H.E.R.                 (15.7)                (17.5)               (22.0)
% of Total                                                     (1.4)                 (1.6)                (2.0)

Exited Activities (1)                                           --                   48.7                243.1
% of Total                                                                            4.6                 22.0
                                                           --------              --------             --------

TOTAL                                                      $1,137.6              $1,058.6             $1,104.5
                                                           ========              ========             ========




(1) Exited activities represent, within H.E.R., sales of the exited video, book and software product lines and sales in Argentina where the operations were sold in the fourth quarter of fiscal 1999, and within NCE, sales at Sofsource, which was sold during the first quarter of fiscal 1999.

                        Handleman Entertainment Resources


The major business activity of H.E.R. is to actively manage the selection, acquisition, display, sale and return of music product for unrelated mass merchant chain stores. The following discussion pertains to these category management activities of H.E.R. which comprises approximately 89% of the Company's sales.

In November 1999 the Company acquired Lifetime Entertainment Limited, a category manager in the United Kingdom, for approximately $6.5 million. Although this was not a significant acquisition, it provides the Company entry into the established Western European music distribution market.

The Company's vendors and customers use the services of H.E.R. for a variety of reasons:

 .    Music is a local and national business requiring that products selected for each individual store meet the unique demand of consumers who frequent each store.

 .    Store service - the Company's field sales force visits each mass merchant store to implement a variety of merchandising responsibilities, including verifying that product has been placed on display, ensuring that the department is neatly merchandised and that top-hit product is available, setting up point of purchase displays, reordering product with low inventory levels or required for local events, and ensuring that new release product is displayed as close to the release date as possible.

 .    Direct store  shipment - the Company  bypasses mass merchant  distribution centers and ships  directly to thousands of unique retail locations.

 .    Numerous small quantity shipments - to tailor each store inventory to unique and changing consumer demand in each store, the Company must make frequent shipments of less than case lot quantities to each store.

The Company distributes throughout vast geographic regions and adapts selections to local tastes via a coordination of national and local purchasing responsibility, both monitored by inventory control programs. In fiscal 2000, approximately 95% of H.E.R.'s sales were in the U.S. and Canada.


Vendors

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

Since the public's taste for the products the Company supplies is broad and varied, Handleman is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company's exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-salable product purchases exceed vendor return limitations. Vendors offer a variety of return programs, ranging from 100% returns to zero return allowance. Other vendors offer incentive and penalty arrangements to restrict returns. Accordingly, the Company may possess in its inventories non-salable product that can only be returned to vendors with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendor's return policies.

Handleman generally does not have distribution contracts with manufacturers or suppliers; consequently, its relationships with them may be discontinued at any time by such manufacturers or suppliers, or by Handleman.

Customers

H.E.R.'s customers utilize their services for a variety of reasons. Products must be selected from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, cassettes) and different payment and return arrangements. In addition, mass merchants utilize category managers due to the complexity of managing the numerous SKUs required per department, the variability of salable items among individual stores of a mass merchant chain, the wide array of programs offered by the multitude of vendors, the "hits" nature of the business and the high risk of inventory obsolescence. As a result, customers avoid most of the risks inherent in product selection and the risk of inventory obsolescence.

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to "breakout" titles, while simultaneously minimizing inventory exposure for artists or titles which do not sell.

H.E.R. also offers customers a variety of "value-added" services:

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

During the fiscal year ended April 29, 2000, one customer, Wal-Mart, accounted for approximately 42% of the Company's consolidated sales, while a second customer, Kmart, accounted for approximately 35%. Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance or a significant unfavorable change in the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales and earnings.


Operations

The Company distributes products from facilities in the U.S., Canada, Mexico, Brazil and the United Kingdom. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers' stores and the importance of timely delivery of new releases. Due to the nature of the music business, display of new releases close to authorized "street dates" is an important driver of both retail sales and customer satisfaction.

Within its facilities, the Company operates return centers, including use of automated return processing equipment in the United States and Canada, to expedite the processing of customer returns. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled from returns from other stores.

The Company has implemented high-technology automated distribution equipment in Indianapolis, Indiana; Sparks, Nevada and Toronto, Canada, and will implement such equipment in its Warrington, United Kingdom facility during fiscal 2001.

The Company also utilizes a proprietary inventory management system ("PRISM"). PRISM automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. PRISM also provides the basis to develop title specific billing to allow the Company to better serve its customers.


                            North Coast Entertainment

NCE, a subsidiary of Handleman Company, includes the Company's proprietary product operations. NCE is the umbrella company for subsidiaries which acquire or develop master recordings, exclusive licensing and distribution agreements and original productions. Such items are manufactured and then distributed directly to distributors or retailers. NCE has operations in the United States and Canada, and to a minimal extent in Germany and the United Kingdom. In addition, NCE products are available in Mexico and South America. In fiscal 2000, approximately 98% of NCE's sales were in the U.S. and Canada. Many NCE products are categorized as budget, with many retailing for under $10. Such products are designed to provide high margins to the retailer at prices that generate impulse sales.

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

NCE's current portfolio is comprised of the following entities:

 .    Anchor Bay Entertainment ("ABE") is one of the leading independent distributors of home video products. ABE holds rights to a wide variety of genres including classic theatrical films, family movies, children's entertainment and chart-topping fitness lines. The award-winning children's series, Thomas the Tank Engine & Friends has been a part of the ABE family for many years. Anchor Bay Entertainment's fitness line, Crunch, is consistently ranked on the top of fitness video charts annually. Additionally, ABE is one of the largest rights holders within the horror genre in the United States. Some of the company's most recent successes have included Monte Hellman's classic Two-Lane Blacktop, Alfred Hitchcock's Rebecca, the sci-fi classic The Black Hole, the thriller Halloween and several of critically-acclaimed director Werner Herzog's films. Anchor Bay has established itself as a haven for some of the world's great filmmakers and studios. Producers, as well as many top directors, have found that the company is one of the few interested in releasing outstanding films from the finest elements possible. They have developed long-standing relationships with such filmmakers as Werner Herzog, George A. Romero, John Woo, Monte Hellman, Dario Argento and Max Baer.

 .    Madacy Entertainment Group ("Madacy"), in which NCE owns an 80%
     share, controls the masters for more than 100,000 music recordings and has over 650 video and DVD licensed titles. Madacy has the distinction of being ranked the number one independent record label in the United States for four years in a row (as ranked by "Music and Copyright Journal"). Madacy's music catalog, which includes virtually every musical genre, features an extensive classical library, romantic instrumental standards by the 101 Strings Orchestra, hits by the Orlando Pops Orchestra and the Countdown Singers. Madacy has used this catalog to develop branded music for major United States retailers.

 .    The itsy bitsy Entertainment Company ("TibECo") - NCE owns a 75%
     share in TibECo, a firm dedicated to producing, licensing and marketing entertainment properties for children and their caregivers. TibECo has the exclusive right to license a number of childrens properties including Ragdoll Productions' Teletubbies and Tots TV, Enid Blyton's Noddy and Kay Thompson's Eloise. Day-to-day management of TibECo remains with its continuing management team.

NCE's management will continue to focus its attention on growing the business through licensing, acquiring or producing new products, as well as via new markets, new customers, geographical growth, growth within the home entertainment category and selective acquisitions and joint ventures.

                                   Competition


Handleman is primarily a category manager of music products. The business of the Company is highly competitive as to both price and alternative supply arrangements. Besides competition among the Company's mass merchant customers, the Company's customers compete with alternative sources from which consumers could purchase the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) record clubs, and (4) internet direct sales, including direct to home shipment and direct downloading through a consumer's home computer. Also, new methods of in-home delivery of entertainment software products are continually being introduced. The Company competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large mass merchants have "vertically integrated" so as to provide their own category management. Some of these companies, however, also purchase from independent category managers.

The Company believes that the distribution of home entertainment software will remain highly competitive. The Company believes that customer service and continual progress in operational efficiencies are the keys to growth and profitability in this competitive environment.



                                 * * * * * * * *



See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Repositioning and Related Charges, on page 31 under Item 8, for additional information regarding the Company's activities.

The Company's sales and earnings are of a seasonal nature. Note 9, Quarterly Financial Summary (unaudited), on page 39 under Item 8 discloses quarterly results which indicate the seasonality of the Company's business.

The Company has approximately 2,500 employees. As of April 29, 2000, none were unionized. The repositioning program resulted in a reduction of approximately 1,000 positions (about 30% of the Company's total workforce). This reduction occurred predominately in the H.E.R. division and the Troy corporate headquarters.

Item 2.                           PROPERTIES


As of April 29, 2000, the Company's H.E.R. division occupies six leased warehouses located in the United States (2), Canada, the United Kingdom, Mexico and Brazil. The leased warehouses are located in Indianapolis, Indiana; Reno, Nevada; Toronto, Ontario; Warrington, United Kingdom; Mexico City, Mexico and Sao Paulo, Brazil. The H.E.R. division also occupies nine leased satellite sales offices which are located in the states of Maryland, Michigan, Missouri, California, Georgia, Illinois and New York, as well as the Canadian provinces of Alberta and Quebec. The vacant Company-owned warehouses in Baltimore, Maryland and Tampa, Florida, which have a net book value of approximately $6.0 million, are being sold. Sales proceeds are estimated to approximate net book value.

The Company's NCE unit leases one warehouse located in Quebec, Canada. NCE also occupies leased office space within the United States in the states of Michigan, California, New Jersey, New York and Minnesota, as well as in Canada and Germany.

The Company owns its 130,000 square feet corporate office building located in Troy, Michigan.


Item 3.                        LEGAL PROCEEDINGS


There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine litigation which are incidental to the business and deemed immaterial to results of operations, financial position and cash flows.


Item 4.                       SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                     PART II


Item 5.                  MARKET FOR THE REGISTRANT'S COMMON
                          STOCK AND RELATED STOCKHOLDER MATTERS



The Company's common stock is traded on the New York Stock Exchange under the symbol of "HDL."



Below is a summary of the market price of the Company's common stock:



                                                              Fiscal Year Ended

                                 -----------------------------------------------------------------------
                                              April 29, 2000                       May 1, 1999

                Quarter                   Low               High              Low              High
                -------          -----------------------------------------------------------------------

                First                   10 3/4             14 1/2            8 3/4           12 15/16

                Second                   9 3/8             16 3/8           5 13/16           10 1/8

                Third                    9 3/4               17              9 3/4              15

                Fourth                   8 1/2             12 7/8           9 15/16          14 13/16



As of July 10, 2000, the Company had 3,240 shareholders of record.


The Company has not declared or paid dividends during the past two fiscal years.

Item 6.                     SELECTED FINANCIAL DATA
                               HANDLEMAN COMPANY
                               FIVE-YEAR REVIEW
             (amounts in thousands except per share data and ratios)

                                          2000      %       1999       %       1998      %       1997       %       1996       %
                                          ----      -       ----       -       ----      -       ----       -       ----       -

SUMMARY OF OPERATIONS:

Revenues                              $1,137,605  100.0  $1,058,553  100.0  $1,104,522  100.0  $1,181,037  100.0 $1,132,607   100.0
Gross profit, after direct product
costs*                                   288,776   25.4     266,870   25.2     270,052   24.4     274,258   23.2    230,185    20.3
Selling, general &  administrative
expenses                                 219,625   19.3     211,682   20.0     243,778   22.1     250,286   21.2    252,377    22.3
Depreciation and amortization:
included in selling, general &
administrative expenses                   20,109    1.8      20,488    1.9      32,733    3.0      35,330    3.0     36,884     3.3
Repositioning and related charges,
and other unusual charges***               --                96,362    9.1      13,684    1.2       --       --       1,500      .1
Interest expense, net                      3,178     .3       8,088    0.8      12,319    1.1      10,967     .9     12,039     1.1
Income (loss) before income taxes
    and  minority interest                65,973    5.8     (49,262)   **          271    **       13,005    1.1    (35,731)    **
Income tax expense (benefit)              26,255    2.3     (16,449)   **        2,800     .3       4,909     .4    (12,738)    **
Net income (loss)                         38,648    3.4     (35,052)   **          312    **        5,352     .5    (22,476)    **
Dividends                                  --                 --                  --                --                9,070
Weighted  average  number of
shares outstanding
                       --  basic          29,425             31,568             32,868             33,481            33,576
                       --  diluted        29,692             31,818             32,886             33,500            33,576

PER SHARE DATA:

Earnings (loss) per share - basic     $     1.31         $    (1.11)        $      .01         $      .16        $     (.67)
                          - diluted         1.30              (1.11)               .01                .16              (.67)
Dividends per share                        --                  --                  --                 --                .27

BALANCE SHEET DATA:

Cash and receivables                  $  261,515         $  245,373         $  268,007         $  302,520        $  277,764
Inventories                              100,298            102,589            187,173            188,215           212,700
Current assets                           377,849            369,522            466,014            500,378           509,813
Additions to property and
  equipment                               20,335             17,054             21,369             22,635            33,596
Total assets                             519,683            487,856            613,056            667,886           693,914
Debt, current                             14,571             18,571             18,571             15,000             4,000
Current liabilities                      248,128            216,801            219,098            239,442           264,484
Debt, non-current                         33,986             39,857            114,768            135,520           143,600
Working capital                          129,721            152,721            246,916            260,936           245,329
Shareholders' equity                     223,282            225,686            273,807            283,653           279,560

FINANCIAL RATIOS:

Quick ratio
   (Cash and receivables/current
    liabilities)                             1.1                1.1                1.2                1.3               1.1
Working capital ratio
    (Current assets/current
     liabilities)                            1.5                1.7                2.1                2.1               1.9
Inventory turns
   (Direct product costs/average
    inventories throughout year)             6.6                5.5                3.9                4.1               3.4
Debt to total capitalization ratio
   (Debt, non-current/debt,
    non-current plus
    shareholders' equity)                   13.2%              15.0%              29.5%              32.3%             33.9%
Return on assets
   (Net income/average assets)               7.7%                **                 **                 .8%               **
Return on beginning shareholders'
   equity (Net income/beginning
   shareholders' equity)                    17.1%                **                 .1%               1.9%               **


  * - Amount in fiscal 1996 includes an inventory reduction provision of $14,500.
 ** - Not meaningful
*** - Amount for fiscal 1999 is net of $31,000 gain on sale of subsidiary.


Note: The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 2000, 1999, 1998 and 1996 consisted of 52 weeks, whereas fiscal 1997 consisted of 53 weeks. Management believes the inclusion of one additional week in fiscal 1997 did not have a material effect on results of operations for fiscal 1997.

Item 7.                    Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music distribution and category management operations in the U.S., Canada, Mexico, Brazil and the United Kingdom. Handleman International (which encompassed music category management and distribution operations in Mexico and Brazil), was previously reported as a separate segment for fiscal 1999. Due to a change in responsibility for the segment effective at the beginning of fiscal 2000, Handleman International is now included within the H.E.R. segment for all three years presented herein. NCE encompasses the Company's proprietary operations, which include music and video products, as well as licensing operations. All references herein to NCE exclude Sofsource, which was sold during the first quarter of fiscal 1999. Business segment sales discussed herein include intercompany sales which are eliminated in consolidation.

The following table sets forth net sales, and the percentage contribution to consolidated revenues, for the Company's two business segments for the fiscal years ended April 29, 2000, May 1, 1999 and May 2, 1998.


                                                                                  Year Ended
                                                                         (dollar amounts in millions)
                                                        -----------------------------------------------------------------
                                                          April 29, 2000           May 1, 1999            May 2, 1998
                                                            (52 weeks)              (52 weeks)            (52 weeks)
                                                        --------------------      ----------------      -----------------

Handleman Entertainment Resources                            $1,011.3               $  888.4               $  789.5
% of Total                                                       88.9                   83.9                   71.5

North Coast Entertainment                                       142.0                  139.0                   93.9
% of Total                                                       12.5                   13.1                    8.5

Eliminations, principally NCE sales to H.E.R.                   (15.7)                 (17.5)                 (22.0)
% of Total                                                       (1.4)                  (1.6)                  (2.0)

Exited Activities (1)                                             --                    48.7                  243.1
% of Total                                                                               4.6                   22.0
                                                             --------               --------               --------

TOTAL                                                        $1,137.6               $1,058.6               $1,104.5
                                                             ========               ========               ========




(1) Exited activities represent, within H.E.R., sales of the exited video, book and software product lines and sales in Argentina where the operations were sold in the fourth quarter of fiscal 1999, and, within NCE, sales at Sofsource which was sold during the first quarter of fiscal 1999. See later discussion regarding the Company's strategic repositioning program adopted on June 2, 1998.

COMPARISON OF FISCAL 2000 WITH FISCAL 1999

For the fiscal year ended April 29, 2000 ("fiscal 2000"), revenues increased 7% to $1.14 billion from $1.06 billion for the fiscal year ended May 1, 1999 ("fiscal 1999"). This increase in revenues was primarily the result of increased music sales at H.E.R. Fiscal 1999 net sales included $48.7 million attributable to product lines and activities exited pursuant to the repositioning program discussed later herein.

Net income for fiscal 2000 was $38.6 million or $1.30 per diluted share, compared to a net loss of $(35.1) million or $(1.11) per share for fiscal 1999. The Company's fiscal 1999 results included pre-tax repositioning and related charges of $127.4 million and a pre-tax gain on the sale of subsidiary of $31 million.

H.E.R. net sales increased 14% to $1.01 billion for fiscal 2000 from $888.4 million for fiscal 1999. This increase in net sales was principally due to strong music sales by H.E.R.'s customers. Management believes this was mainly due to the Company's mass merchant customers outperforming, in regards to music sales, other mass merchants as a group, as well as exceeding the overall music industry growth rate.

NCE net sales for fiscal 2000 were $142.0 million, compared to $139.0 million for the comparable period last year.

Direct product costs as a percentage of revenues was 74.6% for fiscal 2000, compared to 74.8% for fiscal 1999. The slight decrease in direct product costs as a percentage of revenues was primarily attributable to the inclusion of higher direct product costs related to product lines exited during fiscal 1999, which had a dampening effect on the prior year's gross profit margin percentage.

In the first quarter of fiscal 1999, the Company's Board of Directors approved a repositioning program which resulted in a $110 million charge during that quarter, representing asset adjustments and cost accruals directly related to the repositioning program. A component of the $110 million charge was a $31.6 million provision for merchandise inventory write-downs required to liquidate inventory through non-traditional channels as a result of the Company exiting certain product lines (video, book and software) and no longer servicing certain customers. The table below displays the proforma presentation of operations for the fiscal years ended April 29, 2000 and May 1, 1999 as if the inventory write-downs had been included in direct product costs (dollar amounts in millions):


                                                                      Fiscal Year Ended
                                                    -----------------------------------------------------
                                                      April 29, 2000
                                                     As Reported and      May 1, 1999       May 1, 1999
                                                         Proforma         As Reported        Proforma
                                                         --------         -----------        --------
             Revenues                                    $1,137.6          $1,058.6          $1,058.6
             Direct product costs                           848.8             791.7             823.3
             Repositioning and related costs                --                127.4              95.8
             Direct product costs as a
              percentage of revenues                         74.6%             74.8%             77.8%


Selling, general and administrative ("SG&A") expenses for fiscal 2000 were $219.6 million or 19.3% of revenues, compared to $211.7 million or 20.0% of revenues for fiscal 1999. H.E.R. SG&A expenses for fiscal 2000 approximated fiscal 1999 levels. NCE SG&A expenses increased 18% for fiscal 2000, compared to the prior fiscal year, primarily due to incremental expenses incurred for investments in future revenue producing projects.

Income before interest, income taxes, minority interest, repositioning and related charges and gain on sale of subsidiary ("operating income") for fiscal 2000 increased to $69.2 million from $55.2 million for fiscal 1999. H.E.R. operating income increased 52% to $54.8 million for fiscal 2000 from $36.1 million for the comparable prior year period. This increase was attributable to the higher sales level. NCE operating income was $14.2 million for fiscal 2000, compared to $20.0 million for fiscal 1999. The decrease in NCE operating income was principally related to increased SG&A expenses discussed above.

Net interest expense for fiscal 2000 was $3.2 million, compared to $8.1 million for fiscal 1999. This decrease in net interest expense was attributable to lower borrowing levels.

Minority interest recognized in the statement of operations represents the minority shareholders' portion of the income or loss for less than wholly-owned subsidiaries. Minority interest expense was $1.1 million for fiscal 2000, compared to $2.2 million for fiscal 1999.

Accounts receivable was $234.0 million at April 29, 2000, compared to $218.0 million at May 1, 1999. This increase was primarily due to the higher level of sales in the fourth quarter of fiscal 2000, compared to the fourth quarter of fiscal 1999.

The decrease in other current assets to $16.0 million at April 29, 2000 from $21.6 million at May 1, 1999 was mainly attributable to the collection of income taxes receivable related to a net operating loss carryback arising from the repositioning charges in fiscal 1999.

Other assets, net was $90.0 million at April 29, 2000, compared to $64.9 million at May 1, 1999. This increase was primarily attributable to the cost of license advances and acquired rights of $30.0 million.

Accounts payable increased to $202.3 million at April 29, 2000 from $156.3 million at May 1, 1999. This increase was principally the result of the timing of payments to vendors and increased merchandise purchases during the fourth quarter of fiscal 2000, compared to the fourth quarter of the prior fiscal year.

Accrued and other liabilities decreased to $31.2 million at April 29, 2000 from $41.9 million at May 1, 1999. This decrease was chiefly due to decreases in accrued royalties and other payroll related items.

Other liabilities were $14.3 million at April 29, 2000, compared to $5.5 million at May 1, 1999. This increase was primarily the result of an increase in deferred revenues, which related to cash received for future revenue recognition on certain new investments at The itsy bitsy Entertainment Company ("TibECo").

During fiscal 2000, the Company repurchased 3,538,000 shares of its common stock at a cost of $42.0 million, leaving 27,691,000 shares outstanding as of April 29, 2000. Since September 1997, the Company has repurchased 6,576,000 shares of its common stock, representing 20% of its outstanding shares (prior to initiating the stock repurchase programs), at a cost of $71.8 million. Under the current Board authorization (which expires in December 2000), the Company can repurchase up to $6 million in additional shares of stock.


COMPARISON OF FISCAL 1999 WITH FISCAL 1998

For the fiscal year ended May 1, 1999 ("fiscal 1999"), revenues decreased 4% to $1.06 billion from $1.10 billion for the fiscal year ended May 2, 1998 ("fiscal 1998"). This decrease in revenues was primarily the result of lower sales in the video, book and software product lines which H.E.R. exited during fiscal 1999 in connection with the Company's repositioning program.

Net loss for fiscal 1999 was $(35.1) million or $(1.11) per share, compared to net income for fiscal 1998 of approximately $300,000 or $.01 per share. The Company's fiscal 1999 results included pre-tax repositioning and related charges of $127.4 million and a pre-tax gain on sale of subsidiary of $31 million. The Company's fiscal 1998 results included pre-tax repositioning and related charges of $13.7 million.

H.E.R.'s net sales grew 13% to $888.4 million for fiscal 1999, from $789.5 million for fiscal 1998. The increase in net sales was primarily due to the Company's customers building market share by achieving music sales growth rates that outpaced the overall industry sales.

NCE net sales increased 48.0% to $139.0 million for fiscal 1999, from $93.9 million for fiscal 1998. The NCE sales increase was primarily attributable to the Anchor Bay and Madacy units, where the sales increases were driven by the release of new titles.

Net sales for fiscal 1999 and fiscal 1998 included $48.7 million and $243.1 million, respectively, attributable to product lines and activities exited pursuant to the repositioning program.

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

SG&A expenses for fiscal 1999 were $211.7 million, or 20.0% of revenues, compared to $243.8 million, or 22.1% of revenues in fiscal 1998. The $32.1 million decrease in SG&A expenses was attributable to H.E.R., which reduced year-over-year SG&A expenses by $34.8 million, or by 17.2%, primarily as a result of the repositioning program.

Operating income for fiscal 1999 increased to $55.2 million, from $26.3 million for fiscal 1998. H.E.R.'s operating income improved to $36.1 million, from $12.3 million for fiscal 1998. NCE's operating income improved to $20.0 million, from $11.2 million for fiscal 1998.

Repositioning and related charges were $127.4 million in fiscal 1999, and $13.7 million in fiscal 1998. Further discussion follows regarding the Company's strategic repositioning program.

Net interest expense for fiscal 1999 was $8.1 million, compared to $12.3 million for fiscal 1998. This decrease in interest expense was attributable to lower borrowing levels.

Minority interest recognized in the statement of operations represents the minority shareholders' portion of the income or loss for less than wholly-owned subsidiaries. The Mexican unit's losses during fiscal 1998 were mitigated to some extent by the sharing of the losses with the Company's joint venture partner. During the fourth quarter of fiscal 1998, the Company acquired the interest of its partner in Mexico. During the fourth quarter of fiscal 1999, the Company sold a 21% interest in its Mexican operations to a new joint venture partner. Minority interest was expense of $2.2 million in fiscal 1999 and income of $2.8 million in fiscal 1998.

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

During the first quarter of fiscal 1999, NCE purchased additional shares of TibECo. As a result, NCE owns a 75% share in TibECo. The inclusion of TibECo's results of operations in fiscal 1999 did not have a material effect on reported consolidated revenues or consolidated results of operations.


THE FOLLOWING COMMENTS RELATE TO THE COMPANY'S STRATEGIC REPOSITIONING PROGRAM.

On June 2, 1998, the Company's Board of Directors approved a comprehensive strategic repositioning program designed to focus the Company on its core music distribution business. The program had four major components:

 .    Exit the H.E.R. video, book and software distribution and service operations;
 .    Reduce the number of customers serviced in the music distribution business within H.E.R. to a select group of strategic partners who could best benefit from Handleman's category management and systems investments;
 .    Sell Sofsource, the Company's software publishing subsidiary; and
 .    Implement a common stock repurchase program.

The operational repositioning activities, including employee severance programs, were completed during fiscal 1999.

During the first quarter of fiscal 1999, the Company sold its book distribution business to Levy Home Entertainment at a pre-tax loss of approximately $1.3 million, and its Sofsource subsidiary to The Learning Company at a pre-tax gain of $31 million.

H.E.R. has exited the video and software distribution business activities, as well as ceased providing services to a number of music customers. The decision was made to exit these activities, as well as to reduce the number of customers serviced in the music distribution business, because these businesses or customers either did not provide an appropriate and consistent rate of return or did not have the potential for sustainable growth and profitability.

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

A summary of the components of the $127.4 million (pre-tax) repositioning and related charge recognized in fiscal 1999 is as follows (in millions):

                                                     First      Second      Third         Fourth
                                                    Quarter     Quarter     Quarter       Quarter     Fiscal 1999
                                                    -------     -------     -------       -------     -----------
Adjustments of assets to net realizable              $ 84.5                                              $ 84.5
   value

Intangibles write-off                                  13.0                                                13.0

Other repositioning related costs                      12.5        7.0         6.9          3.5            29.9
                                                     ------       ----        ----         ----          ------

                          Total                      $110.0       $7.0        $6.9         $3.5          $127.4
                                                     ======       ====        ====         ====          ======

Adjustments of assets to net realizable value included adjustments to reflect the estimated recovery amount of assets disposed of during fiscal 1999 that were directly related to exited businesses or customers no longer serviced. The components of the provision were, principally, inventory of $31.6 million and property and equipment of $11.8 million, as well as certain adjustments to the carrying value of receivables of $27.2 million, payables of $4.1 million and investments, including international investments, of $9.2 million. Intangibles related to either businesses exited, or customers no longer serviced, were included in the intangibles write-off. Other repositioning related costs recorded in the first quarter of fiscal 1999 were principally employee severance costs of $3.5 million, advisory fees of $3.0 million, debt restructuring costs of $2.0 million and inventory handling costs of $2.0 million. Other repositioning related costs recognized in subsequent quarters were primarily employee stay bonus costs and advisory fees, which were not accruable as part of the initial repositioning charge, and therefore, were expensed as incurred.

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

The repositioning program resulted in a reduction of approximately 1,000 positions (approximately 30% of the Company's total workforce). This reduction occurred predominantly in the H.E.R. division. For the most part the reductions were in the following areas: field sales representatives; distribution facility employees; and the corporate headquarters. Employee severance amounts were determined based upon an employee's length of service, salary grade level and compensation. Total employee severance paid in fiscal 2000 and fiscal 1999 in connection with the repositioning program was approximately $.3 and $3.5 million, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

Working capital at April 29, 2000 was $129.7 million, compared to $152.7 million at May 1, 1999. The working capital ratio was 1.5 to 1 at April 29, 2000, compared to 1.7 to 1 at May 1, 1999.

Property and equipment consist primarily of display fixtures, warehouse equipment and facilities. The Company also acquires or licenses video and music products which it markets. Purchases of these assets are expected to be funded primarily by cash flow from operations.

The Company has an unsecured, five-year, $150,000,000 credit agreement, as amended, with a consortium of banks that expires in September 2002. No borrowings were outstanding under the credit agreement as of April 29, 2000. The Company also has $39,857,000 outstanding as of April 29, 2000 under a senior note agreement with a group of insurance companies. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the senior notes, including scheduled maturities.

TibECo has an $8,750,000 uncommitted credit facility with a certain bank. The Company has guaranteed repayment of amounts borrowed under this facility and is required to maintain availability under its $150,000,000 line of credit. As of April 29, 2000, $8,700,000 was outstanding under this facility.

Net cash provided from operating activities included in the Consolidated Statement of Cash Flows increased to $106,615,000 for the fiscal year ended April 29, 2000 from $65,368,000 for fiscal 1999, primarily due to increased net income for the year.

Net cash used by investing activities was $55,587,000 for the fiscal year ended April 29, 2000, compared to net cash provided by investing activities of $27,278,000 for the fiscal year ended May 1, 1999. This change was mainly attributable to an increase in license advances and acquired rights of $16.5 million in fiscal 2000 and the proceeds of $45.0 million from sale of subsidiary in fiscal 1999.

Net cash used by financing activities decreased to $50,923,000 for the fiscal year ended April 29, 2000 from $90,803,000 for the fiscal year ended May 1, 1999. This decrease was principally due to lower net payments of debt during the year.

In connection with the repositioning program discussed previously, the Company amended its bank credit agreement and senior note agreement to effect compliance with existing restrictions and covenants of the agreements. Management believes that the amended credit agreement, and the amended senior note agreement, will provide sufficient amounts to fund day-to-day operations and higher peak seasonal demands. For further information, reference should be made to Note 5 of Notes to Consolidated Financial Statements.


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

As a result of the Company's Year2000 efforts and the timely completion of all related projects, the Company has not experienced any disruption in its business operations. In addition, the Company was not adversely affected by any of its key business vendors, customers or other partners not being Year 2000 ready.


                                  * * * * * * *


This document contains forward-looking statements which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitations, conditions in the music industry, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, nature and extent of new product releases, retail environment, effects of electronic commerce, relationships with the Company's lenders, pricing and competitive pressures, certain global and regional economic conditions, and other factors discussed in this Form 10-K and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.





Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and supplementary data are filed as a part of this report:


Report of Independent Accountants

Consolidated Balance Sheet at April 29, 2000, May 1, 1999 and May 2, 1998

Consolidated Statement of Operations - Years Ended April 29, 2000, May 1, 1999 and May 2, 1998

Consolidated Statement of Shareholders' Equity - Years Ended April 29, 2000, May 1, 1999 and May 2, 1998

Consolidated Statement of Cash Flows - Years Ended April 29, 2000, May 1, 1999 and May 2, 1998

Notes to Consolidated Financial Statements

                        Report of Independent Accountants



    To the Board of Directors and Shareholders of Handleman Company:


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Handleman Company and subsidiaries (the "Company") at April 29, 2000, May 1, 1999 and May 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in Item 14(a) 2 of this Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



    PricewaterhouseCoopers LLP




    Detroit, Michigan
    June 6, 2000

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
             YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
                    (amounts in thousands except share data)
                    ----------------------------------------


ASSETS                                                           2000         1999        1998
------                                                           ----         ----        ----
Current assets:
     Cash and cash equivalents                               $  27,510    $  27,405    $  25,562
     Accounts receivable, less allowance of $17,383 in
           2000, $13,760 in 1999 and $17,339 in 1998 for
           gross profit impact of estimated future returns     234,005      217,968      242,445
     Merchandise inventories                                   100,298      102,589      187,173
     Other current assets                                       16,036       21,560       10,834
                                                             ---------    ---------    ---------
            Total current assets                               377,849      369,522      466,014
Property and equipment, net                                     51,852       53,419       78,711
Other assets, net                                               89,982       64,915       68,331
                                                             ---------    ---------    ---------
            Total assets                                     $ 519,683    $ 487,856    $ 613,056
                                                             =========    =========    =========

LIABILITIES
-----------

Current liabilties:
     Accounts payable                                        $ 202,339    $ 156,300    $ 179,227
     Debt, current portion                                      14,571       18,571       18,571
     Accrued and other liabilities                              31,218       41,930       21,300
                                                             ---------    ---------    ---------
            Total current liabilities                          248,128      216,801      219,098
Debt, non-current                                               33,986       39,857      114,768
Other liabilities                                               14,287        5,512        5,383

SHAREHOLDERS' EQUITY
--------------------

Preferred stock, par value $1.00; 1,000,000
     shares authorized; none issued                               --           --           --
Common stock, $.01 par value; 60,000,000
     shares authorized:  27,691,000, 31,049,000
     and 31,977,000 shares issued in 2000, 1999
     and 1998, respectively                                        277          310          320
Paid-in capital                                                   --          6,828       20,710
Foreign currency translation adjustment                         (6,449)      (5,220)      (7,600)
Unearned compensation                                             (443)      (1,557)        --
Retained earnings                                              229,897      225,325      260,377
                                                             ---------    ---------    ---------
            Total shareholders' equity                         223,282      225,686      273,807
                                                             ---------    ---------    ---------
            Total liabilities and shareholders' equity       $ 519,683    $ 487,856    $ 613,056
                                                             =========    =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
             YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
                  (amounts in thousands except per share data)
                  --------------------------------------------

                                                        2000           1999           1998
                                                        ----           ----           ----

Revenues                                            $ 1,137,605    $ 1,058,553    $ 1,104,522

Costs and expenses:

     Direct product costs                               848,829        791,683        834,470
     Selling, general and administrative expenses       219,625        211,682        243,778
     Interest expense, net                                3,178          8,088         12,319
     Repositioning and related charges                     --          127,362         13,684

Gain on sale of subsidiary                                 --          (31,000)          --

                                                    -----------    -----------    -----------
          Income (loss) before income taxes
              and minority interest                      65,973        (49,262)           271

Income tax (expense) benefit                            (26,255)        16,449         (2,800)

Minority interest                                        (1,070)        (2,239)         2,841
                                                    -----------    -----------    -----------

          Net income (loss)                         $    38,648    $   (35,052)   $       312
                                                    ===========    ===========    ===========

Earnings (loss) per  common share
          Basic                                     $      1.31    $     (1.11)   $      0.01
                                                    ===========    ===========    ===========
          Diluted                                   $      1.30    $     (1.11)   $      0.01
                                                    ===========    ===========    ===========

Weighted average number of common shares
  outstanding during the year
          Basic                                          29,425         31,568         32,868
                                                    ===========    ===========    ===========
          Diluted                                        29,692         31,818         32,886
                                                    ===========    ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
                             (amounts in thousands)
                              --------------------


                                        Common Stock                     Foreign                                   Total
                                 -----------------------                Currency      Unearned                    Share-
                                   Shares                   Paid-In     Translation    Compen-     Retained       holders'
                                   Issued       Amount      Capital     Adjustment      sation     Earnings       Equity
                                 -----------  ----------  ----------  --------------  ----------  ----------  --------------

May 3, 1997                         33,373    $     334    $  30,800    $  (6,151)   $  (1,395)   $ 260,065    $ 283,653

Net income                                                                                              312          312
Adjustment for foreign
   currency translation                                                    (1,449)                                (1,449)
                                                                                                               ---------
Comprehensive loss, net of tax                                                                                    (1,137)
                                                                                                               ---------
Common stock forfeitures, net
   of issuances,in connection
   with employee benefit plans        (101)          (1)      (1,258)                    1,395                       136
Common stock repurchased             (1295)         (13)      (8,832)                                             (8,845)
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------

May 2, 1998                         31,977          320       20,710       (7,600)        --        260,377      273,807


Net loss                                                                                            (35,052)     (35,052)
Adjustment for foreign
   currency translation                                                     2,380                                  2,380
                                                                                                               ---------

Comprehensive loss, net of tax                                                                                   (32,672)
                                                                                                               ---------

Common stock issuances, net of
   forfeitures, in connection
   with employee benefit plans         368            4        4,290                    (1,557)                    2,737
Common stock repurchased            (1,742)         (18)     (20,991)                                            (21,009)
Additional investment in The
  itsy bitsy Entertainment
  Company, Inc.                        446            4        2,819                                               2,823
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------

May 1, 1999                         31,049          310        6,828       (5,220)      (1,557)     225,325      225,686


Net income                                                                                           38,648       38,648
Adjustment for foreign
   currency translation                                                    (1,229)                                (1,229)
                                                                                                               ---------
Comprehensive income, net of tax                                                                                  37,419
                                                                                                               ---------
Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans           181            2        1,559                     1,114         (515)       2,160
Common stock repurchased            (3,539)         (35)      (8,387)                               (33,561)     (41,983)
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------

April 29, 2000                      27,691    $     277    $    --      $  (6,449)   $    (443)   $ 229,897    $ 223,282
                                 =========    =========    =========    =========    =========    =========    =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
                             (amounts in thousands)
                              --------------------

                                                                           2000           1999           1998
                                                                           ----           ----           ----
Cash flows from operating activities:
         Net income (loss)                                             $    38,648    $   (35,052)   $       312
                                                                       -----------    -----------    -----------
         Adjustments to reconcile net income (loss) to
              net cash provided by operating activities:
         Depreciation                                                       15,962         16,526         27,440
         Amortization of acquisition costs                                   4,147          3,962          5,293
         Recoupment of license advances                                     10,793          9,478         13,103
         Repositioning charge                                                 --          110,000           --
         Gain on sale of subsidiary                                           --          (31,000)          --
         Loss on sale of book business                                        --            1,291           --
         (Increase) decrease in  accounts receivable                        (8,424)        12,101         47,626
         Decrease in inventory                                               5,817         79,285          1,042
         (Increase) decrease in other operating assets                       5,829         (4,073)         2,179
         Increase (decrease) in accounts payable                            36,113        (20,795)       (18,074)
         Decrease in other operating liabilities                            (2,270)       (76,355)        (9,735)
                                                                       -----------    -----------    -----------
               Total adjustments                                            67,967        100,420         68,874
                                                                       -----------    -----------    -----------
               Net cash provided from operating activities                 106,615         65,368         69,186
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
         Additions to property and equipment                               (20,335)       (17,054)       (21,369)
         Retirements of property and equipment                               1,222         14,339         10,937
         License advances and acquired rights                              (30,042)       (13,561)       (18,308)
         Cash investment in Lifetime Entertainment Limited                  (6,432)          --             --
         Cash investment in The itsy bitsy Entertainment
               Company, Inc.                                                  --           (4,754)          --
         Proceeds from sale of subsidiary                                     --           45,000           --
         Proceeds from sale of book business and other                        --            3,308           --
                                                                       -----------    -----------    -----------
               Net cash provided from (used by) investing activities       (55,587)        27,278        (28,740)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
          Issuances of debt                                              1,363,621      2,142,705      1,811,205
          Payments of debt                                              (1,373,492)    (2,217,616)    (1,828,380)
          Repurchase of common stock                                       (41,983)       (21,009)        (8,845)
          Other changes in shareholders' equity, net                           931          5,117         (1,313)
                                                                       -----------    -----------    -----------
               Net cash used by  financing activities                      (50,923)       (90,803)       (27,333)
                                                                       -----------    -----------    -----------

 Net increase  in cash and  cash equivalents                                   105          1,843         13,113
 Cash and cash equivalents at  beginning of year                            27,405         25,562         12,449
                                                                       -----------    -----------    -----------
 Cash and cash equivalents at end of year                              $    27,510    $    27,405    $    25,562
                                                                       ===========    ===========    ===========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


1.   Accounting Policies:

     Business

     The Company is comprised of two business segments. Handleman Entertainment Resources is a category manager and distributor of prerecorded music to mass merchants, principally in North America. North Coast Entertainment is responsible for the Company's proprietary operations, which include music and video products, as well as licensing operations. (see "Segment Information" note)

     Fiscal Year

     The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 2000, 1999 and 1998 consisted of 52 weeks.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. Minority interest recognized in the statement of operations represents the minority shareholders' portion of the income (loss) for less than wholly-owned subsidiaries. The minority interest share of the net assets of these subsidiaries of $5,000,000, $5,244,000 and $1,119,000 as of April 29, 2000,
     May 1, 1999 and May 2, 1998, respectively, is included in other liabilities in the accompanying consolidated balance sheet. The Company does not have any material equity investments other than in companies they have voting control.

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

     Foreign Currency Translation

     The Company utilizes the policies outlined in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," to convert the balance sheet and operations of its foreign subsidiaries to United States dollars. Net transaction gains (losses) included in the statement of operations were $383,000, $(162,000) and $(643,000) for the years ended April 29, 2000, May 1, 1999 and May 2, 1998, respectively.

     Recognition of Revenue and Future Returns

     Revenues are recognized upon shipment of the merchandise. The Company reduces gross sales and direct product costs for estimated future returns at the time the merchandise is sold. Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission regarding revenue recognition will not have an impact on the Company's revenue recognition policy when the Bulletin becomes effective in fiscal 2001.

                                ----------------


     Inventory Valuation

     Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $11,178,000, $10,980,000 and $14,157,000 were incurred during the years ended April 29, 2000, May 1, 1999 and May 2, 1998, respectively. Merchandise inventories as of April 29, 2000, May 1, 1999 and May 2, 1998 include $843,000, $892,000 and
     $2,096,000, respectively, of such costs.

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

     Depreciation

     Depreciation is computed using primarily the straight-line method based on the following estimated useful lives:

              Buildings and improvements                        10-40 years
              Display fixtures                                  5 years
              Equipment, furniture and other                    3-10 years

     License Advances and Acquired Rights

     The Company, principally in its proprietary product business, acquires video and audio licenses or rights giving it the exclusive privilege to manufacture and distribute such products. The cost of license advances and acquired rights are included in other assets in the consolidated balance sheet and are amortized over a period which is the lesser of the term of the agreement or the products estimated useful life. The effective lives of the licenses and rights tend to range from three to five years. As of April 29, 2000, May 1, 1999 and May 2, 1998, licenses and acquired rights, net of amortization, amounted to $61,390,000, $31,654,000 and $33,738,000, respectively.

     Intangible Assets

     Intangible assets, included in other assets in the consolidated balance sheet and aggregating $24,575,000, $24,624,000 and $31,684,000, net of amortization of $10,900,000, $7,894,000 and $24,232,000 as of April 29,
     2000, May 1, 1999 and May 2, 1998, respectively, consists primarily of the excess of consideration paid over the estimated fair values of net assets of businesses acquired. These assets are amortized using the straight-line method over periods ranging from four to 15 years. As of April 29, 2000, May 1, 1999 and May 2, 1998, the weighted average period remaining to be amortized was approximately six years, seven years and ten years, respectively.

                                ----------------

     Long-Lived Assets

     At each balance sheet date, management evaluates the carrying value and remaining estimated lives of long-lived assets, including intangible assets, for potential impairment by considering several factors, including management's plans for future operations, recent operating results, market trends and other economic factors relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted basis.

     Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are net of issued and outstanding checks in excess of disbursing bank account balances, which checks are routinely funded on a daily basis from the Company's main bank account with another bank.

     Financial Instruments

     The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under Statement of Financial Accounting Standards No. 107. The Company estimates that fair values generally approximated carrying values at April 29, 2000, May 1, 1999 and May 2, 1998. Fair values have been determined through information obtained from market sources and management estimates.

     Earnings Per Share

     For computing diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share," additional weighted average shares attributable to outstanding stock options were 267,000, 250,000 and 18,000 for the years ended April 29, 2000, May 1, 1999 and May 2, 1998, respectively.

2.   Segment Information:

     The Company has determined, using the management approach, that it operates in two business segments: Handleman Entertainment Resources (H.E.R.) provides category management and distribution services of music products to select mass merchants; and North Coast Entertainment (NCE) encompasses the Company's proprietary activities, which include music and video products, as well as licensing operations. Effective May 1999, the Company integrated its International category management operations with the H.E.R. business operations.

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

                                ----------------

     The tables below present information about reported segments for the years ended April 29, 2000, May 1, 1999 and May 2, 1998 (in thousands of dollars):


Fiscal 2000:                               H.E.R.           NCE          Total
                                           ------           ---          -----

Revenues, external customers            $1,011,323     $  126,282     $1,137,605
Intersegment revenues                         --           15,716         15,716
Segment income                              54,811         14,182         68,993
Total assets                               425,743        175,468        601,211
Capital expenditures                        14,016          6,319         20,335



Fiscal 1999:                               H.E.R.           NCE          Total
                                           ------           ---          -----

Revenues, external customers            $  884,670     $  124,560     $1,009,230
Intersegment revenues                        3,737         14,408         18,145
Segment income                              36,099         19,973         56,072
Total assets                               377,869        152,246        530,115
Capital expenditures                        13,004          4,050         17,054


Fiscal 1998:                               H.E.R.           NCE          Total
                                           ------           ---          -----

Revenues, external customers            $  782,084     $   81,169     $  863,253
Intersegment revenues                        7,430         12,707         20,137
Segment income                              12,348         11,160         23,508
Total assets                               573,573        115,136        688,709
Capital expenditures                        20,008          1,361         21,369

                                ----------------


     A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and total segment assets to total consolidated assets for the years ended April 29, 2000, May 1, 1999 and May 2, 1998 is as follows (in thousands of dollars):

                                                              2000           1999           1998
                                                              ----           ----           ----
Revenues

    Total segment revenue                                  $ 1,153,321    $ 1,027,375    $   883,390
    Revenue from exited activities                                --           48,684        243,160
    Elimination of intersegment revenue                        (15,716)       (17,506)       (22,028)
                                                           -----------    -----------    -----------
    Consolidated revenue                                   $ 1,137,605    $ 1,058,553    $ 1,104,522
                                                           ===========    ===========    ===========

Income Before Income Taxes

    Total segment income for reportable segments           $    68,993    $    56,072    $    23,508
    Segment income (loss) for sold operation (Sofsource)          --             (135)         1,990
    Interest revenue                                             2,195          1,392            274
    Interest expense                                            (5,373)        (9,480)       (12,593)
    Repositioning and related charges                             --         (127,362)       (13,684)
    Gain on sale of subsidiary                                    --           31,000           --
    Intersegment profit elimination                                158           (749)           776
                                                           -----------    -----------    -----------
    Consolidated income (loss) before income taxes         $    65,973    $   (49,262)   $       271
                                                           ===========    ===========    ===========

Assets

    Total segment assets                                   $   601,211    $   530,115    $   688,709
    Elimination of intercompany receivables
      and payables                                             (81,528)       (42,259)       (75,653)
                                                           -----------    -----------    -----------
    Total consolidated assets                              $   519,683    $   487,856    $   613,056
                                                           ===========    ===========    ===========



                               ------------------


     The following is revenue and long-lived asset information by geographic area as of and for the years ended April 29, 2000, May 1, 1999 and May 2, 1998:


                                                Revenues
                              -----------------------------------------

                                     2000         1999          1998
                                     ----         ----          ----

     United States               $  997,238   $  926,573   $   970,107
     Canada                          92,200       76,994        69,065
     Other foreign                   48,167       54,986        65,350
                                 ----------   ----------   -----------
                                 $1,137,605   $1,058,553   $ 1,104,522
                                 ==========   ==========   ===========



                                            Long-Lived Assets
                               ----------------------------------------

                                     2000         1999          1998
                                     ----         ----          ----

     United States                 $130,248     $107,103      $135,731
     Canada                           4,012        3,888         3,755
     Other foreign                    7,056        3,320         7,258
                                   --------     --------      --------
                                   $141,316     $114,311      $146,744
                                   ========     ========      ========



     Foreign revenue is based upon the country in which the legal subsidiary is domiciled. Revenue from no single foreign country other than Canada was material to the consolidated revenues of the Company.

     For the years ended April 29, 2000, May 1, 1999 and May 2, 1998, one customer accounted for approximately 35 percent, 31 percent and 33 percent of the Company's net sales, respectively, and a second customer accounted for approximately 42 percent, 39 percent and 32 percent of the Company's net sales, respectively. Approximately 98 percent, 96 percent and 95 percent of the combined revenues for these two customers are included in the H.E.R. segment for the years ended April 29, 2000, May 1, 1999 and May 2, 1998, respectively. Collectively, these customers accounted for approximately 63 percent, 66 percent and 45 percent of accounts receivable at April 29, 2000, May 1, 1999 and May 2, 1998, respectively.

                               ------------------

3.   Repositioning and Related Charges:

     On June 2, 1998 the Board of Directors approved a comprehensive strategic repositioning program designed to focus the Company on its core music distribution business. The repositioning program resulted in a $110 million charge to earnings in the first quarter of fiscal 1999, representing asset adjustments and cost accruals directly related to the repositioning program, other than those costs actually incurred and charged to earnings in fiscal 1998 and certain costs, totaling $17.4 million, that were expensed as incurred in the last three quarters of fiscal 1999. The repositioning activities, including employee severance programs, were completed during fiscal 1999.

     The repositioning program was in addition to the 1998 consolidation of the Albany, Atlanta and Baltimore distribution centers into the Indianapolis automated distribution center. The $13,684,000 repositioning and related charge recognized in the fourth quarter of fiscal 1998 included costs associated with the closing of the distribution centers, the abandonment of certain investments, as well as already incurred repositioning related costs.

     The $127.4 million (pre-tax) repositioning and related charge recognized in fiscal 1999 was comprised of adjustments of assets to net realizable value of $84.5 million, intangibles write-off of $13.0 million and other repositioning related costs of $29.9 million. Adjustments of assets to net realizable value included adjustments to reflect the estimated recovery amount of assets disposed of during fiscal 1999. The components of the provision were, principally, inventory of $31.6 million and property and equipment of $11.8 million, as well as certain adjustments to the carrying value of receivables of $27.2 million, payables of $4.1 million and investments of $9.2 million. Intangibles related to either businesses exited, or customers no longer serviced, are included in the intangibles write-off. Other repositioning related costs were principally employee severance costs of $3.8 million, advisory fees of $17.2 million, debt restructuring costs of $2.0 million and inventory handling costs of $2.0 million.

     The amount of each element of the overall repositioning charge was determined based upon estimated costs at the time, or the actual cost of assets compared to management estimates of recoverability. No adjustments were subsequently necessary to adjust the initial overall repositioning provision of $110 million.

     The repositioning program resulted in a reduction of approximately 1,000 positions (approximately 30% of the Company's total workforce at the time). This reduction occurred predominantly in the H.E.R. division. For the most part, the reductions were in the following areas: field sales representatives; distribution facility employees; and the corporate headquarters. Employee severance amounts were determined based upon an employee's length of service, salary grade level and compensation. Total employee severance paid in fiscal 2000 and fiscal 1999 in connection with the repositioning program was approximately $.3 million and $3.5 million, respectively.

                               ------------------

A reconciliation of the provisions for repositioning and related charges and the remaining liability balance follows (in thousands):


                                                                                 Other
                                         Adjustment of                       Repositioning
                                         Assets to Net                       Related Costs,        Accrued
                                          Realizable       Intangibles       Including Exit       Liability
                                             Value          Write-off            Costs             Account
                                         --------------    -----------       --------------      ----------
Amount provided during the
  fourth quarter ended May 2, 1998         $  10,208         $    --           $   3,476         $  13,684

Charges resulting from asset write-
  offs and cash expenditures                  (9,455)             --              (1,336)          (10,791)
                                           ---------         ---------         ---------         ---------

Remaining balance as of
  May 2, 1998                                    753              --               2,140             2,893

Amount provided during the first
  quarter ended August 1, 1998                84,500            13,000            12,500           110,000

Charges resulting from asset
  write-offs and cash expenditures           (85,253)          (13,334)          (14,075)         (112,662)

Reclassify residual intangibles
  write-off                                     --                 334              (334)             --
                                           ---------         ---------         ---------         ---------

Remaining balance as of
  May 1, 1999                              $    --           $    --                 231               231
                                           =========         =========

Charges resulting from cash
  expenditures                                                                      (231)             (231)
                                                                               ---------         ---------

Remaining balance as of
  April 29, 2000                                                               $    --           $    --
                                                                               =========         =========


The remaining liability balance as of May 1, 1999 and May 2, 1998 is included in accrued and other liabilities in the consolidated balance sheet.

                               ------------------

4. Pension Plan:


The Handleman Company Pension Plan's benefit obligation, plan assets, funded status, net periodic benefit cost and the amount which is recorded in the Company's consolidated balance sheet at April 29, 2000, May 1, 1999 and May 2, 1998 are as follows:

                                                                 2000             1999               1998
                                                                 ----             ----               ----

Change in projected benefit obligation:
     Benefit obligation at beginning of year                $ 24,341,000      $ 22,748,000      $ 18,158,000
     Service cost                                              1,069,000           981,000           887,000
     Interest cost                                             1,672,000         1,518,000         1,365,000
     Actuarial (gain)/loss                                    (3,174,000)          454,000         3,271,000
     Benefits paid                                            (1,322,000)       (1,360,000)         (933,000)
                                                            ------------      ------------      ------------
               Benefit obligation at end of year            $ 22,586,000      $ 24,341,000      $ 22,748,000
                                                            ------------      ------------      ------------

Change in plan assets:
     Fair value of plan assets at beginning of year         $ 20,373,000      $ 20,413,000      $ 16,492,000
     Actual return on plan assets                              1,385,000         1,422,000           639,000
     Net realized gain on the sale of assets                   1,295,000         1,462,000         1,163,000
     Unrealized appreciation (depreciation)                   (1,557,000)       (1,564,000)        2,692,000
     Company contribution                                           --                --             360,000
     Benefits paid                                            (1,322,000)       (1,360,000)         (933,000)
                                                            ------------      ------------      ------------
               Fair value of plan assets at end of year     $ 20,174,000      $ 20,373,000      $ 20,413,000
                                                            ------------      ------------      ------------

Funded status at end of year                                $ (2,412,000)     $ (3,968,000)     $ (2,335,000)
Unrecognized net (gain)/loss from past experience
    different from that assumed                               (1,095,000)        1,506,000           346,000
Unrecognized net gain from excess funding                       (371,000)         (490,000)         (609,000)
Unrecognized prior service cost                                  146,000           154,000           235,000
                                                            ------------      ------------      ------------
Accrued benefit cost included in
    accrued and other liabilities                           $ (3,732,000)     $ (2,798,000)     $ (2,363,000)
                                                            ============      ============      ============



Assumptions used in determining the actuarial present value of the projected benefit obligation included a weighted average discount rate of 7.75% for 2000, 6.75% for 1999 and 6.75% for 1998, and a rate of increase in future compensation levels of 5% for all years.

                                                                2000             1999              1998
                                                                ----             ----              ----
Components of net periodic benefit cost:
     Service cost                                           $ 1,069,000       $   981,000       $   887,000
     Interest cost                                            1,672,000         1,518,000         1,365,000
     Expected return on plan assets                          (1,696,000)       (1,701,000)       (1,381,000)
     Amortization of unrecognized transition
       asset, prior service cost and actuarial gain            (111,000)          (39,000)         (108,000)
                                                            -----------       -----------       -----------
             Net periodic benefit cost                      $   934,000       $   759,000       $   763,000
                                                            ===========       ===========       ===========


The expected long-term rate of return on assets was 8.5% for all years. Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee, as well as Handleman Company common stock valued at $888,000 at April 29, 2000, $1,040,000 at May 1, 1999 and $786,000 at May 2,
1998.

                            ------------------------

5.   Debt:

     The Company has an unsecured, $150,000,000 line of credit with a consortium of banks, which is scheduled to expire in September 2002. At April 29, 2000, borrowings available under the credit agreement, after $5,111,000 of outstanding letters of credit, were $144,889,000 of which no borrowings were outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR." As of April 29, 2000, the interest rate was 6.69%. The weighted average amount of borrowings outstanding under the credit agreement was $6,694,000, $32,494,000 and $56,612,000 for the years ended April 29, 2000, May 1, 1999 and May 2, 1998, respectively, and the weighted average interest rate under the credit agreement was 6.74% for the year ended April 29, 2000 and 6.8% for the years ended May 1, 1999 and May 2, 1998.

     In fiscal 1995, the Company entered into a $100,000,000 senior note agreement, as amended, with a group of insurance companies. The balance outstanding as of April 29, 2000 was $39,857,000 of which $14,571,000 is classified as a current liability. These notes bear interest at rates of 8.51% or 8.84%.

     Scheduled maturities for the senior note agreement are as follows:

                              2001               $14,571,000
                              2002                14,570,000
                              2003                 3,572,000
                              2004                 3,572,000
                              2005                 3,572,000
                                                 -----------
                                                 $39,857,000
                                                 ===========

     The senior note and the credit agreements contain certain restrictions and covenants, relating to, among others, interest coverage ratio, working capital, debt and net worth. As of April 29, 2000, the Company was in compliance with these various provisions.

     In fiscal 1999, a subsidiary entered into an $8,750,000 uncommitted credit facility with a certain bank. The Company has guaranteed repayment of amounts borrowed under the facility, and is required to maintain availability under its $150,000,000 line of credit to refinance any outstanding balances. As of April 29, 2000, $8,700,000 was outstanding and was classified as non-current debt. There were no borrowings under this credit facility during fiscal 1999. As of April 29, 2000, the interest rate was 9.0%.

     Interest expense for the years ended April 29, 2000, May 1, 1999 and May 2, 1998 was $5,373,000, $9,480,000 and $12,593,000, respectively. Interest paid for the years ended April 29, 2000, May 1, 1999 and May 2, 1998 was $5,039,000, $9,526,000 and $12,796,000, respectively.

                               ------------------

6.  Income Taxes:

The domestic and foreign components of income (loss) before income taxes and minority interest for the years ended April 29, 2000, May 1, 1999 and May 2, 1998 are as follows:

                                       2000              1999              1998
                                       ----              ----              ----

Domestic                           $ 63,372,000     $(44,121,000)     $ 12,378,000
Foreign                               2,601,000       (5,141,000)      (12,107,000)
                                   ------------     ------------      ------------

Income (loss) before income
   taxes and minority interest     $ 65,973,000     $(49,262,000)     $    271,000
                                   ============     ============      ============

Provisions for income taxes for the years ended April 29, 2000, May 1, 1999 and May 2, 1998 consist of the following:


                                       2000              1999              1998
                                       ----              ----              ----
Currently payable:
     Federal                       $ 19,749,000      $ (2,686,000)     $  1,995,000
     Foreign                          2,195,000           814,000           483,000
     State and other                  2,845,000          (392,000)          531,000

Deferred, net:
     Federal                          1,545,000       (12,180,000)          291,000
     Foreign                           (209,000)         (996,000)         (221,000)
     State and other                    130,000        (1,009,000)         (279,000)
                                   ------------      ------------      ------------
                                   $ 26,255,000      $(16,449,000)     $  2,800,000
                                   ============      ============      ============

The following table provides a reconciliation of the Company's resulting income tax to the statutory federal income tax:

                                       2000              1999              1998
                                       ----              ----              ----
Federal statutory tax              $ 23,092,000     $(17,241,000)     $     95,000
State and local income taxes          1,940,000         (911,000)          164,000
Effect of foreign losses with no
  tax benefit                         1,076,000        1,617,000         6,386,000
Write-off of intangible assets             --          1,914,000              --
Prior years' tax accruals no
  longer necessary                         --         (1,846,000)       (3,335,000)
Other                                   147,000           18,000          (510,000)
                                   ------------     ------------      ------------
           Resulting tax           $ 26,255,000     $(16,449,000)     $  2,800,000
                                   ============     ============      ============

                               ------------------


Items that gave rise to significant portions of the deferred tax accounts at April 29, 2000, May 1, 1999 and May 2, 1998 are as follows:


                                      April 29, 2000                     May 1, 1999                        May 2, 1998
                             ----------------------------------------------------------------------------------------------------
                               Deferred      Deferred Tax      Deferred Tax    Deferred Tax       Deferred Tax     Deferred Tax
                              Tax Assets      Liabilities         Assets        Liabilities          Assets         Liabilities
---------------------------------------------------------------------------------------------------------------------------------
Allowances                 $ 13,585,000      $  6,618,000      $ 13,615,000     $  8,783,000      $  9,294,000     $  5,919,000
Foreign carryforward
 losses including net
 temporary differences       10,600,000              --           8,300,000             --           7,700,000             --
Employee benefits             2,251,000            95,000         4,788,000             --           2,675,000          458,000
Property and equipment        2,802,000         6,075,000         8,327,000        6,656,000         1,759,000        7,875,000
Inventory                       271,000           374,000           366,000        1,587,000           474,000        2,223,000
Other                         1,531,000            83,000         1,734,000             --             588,000          325,000
                           ------------      ------------      ------------     ------------      ------------     ------------

                             31,040,000        13,245,000        37,130,000       17,026,000        22,490,000       16,800,000
Valuation allowance          (8,600,000)             --          (6,300,000)            --          (7,700,000)            --
                           ------------      ------------      ------------     ------------      ------------     ------------


Net                        $ 22,440,000      $ 13,245,000      $ 30,830,000     $ 17,026,000      $ 14,790,000     $ 16,800,000
                           ============      ============      ============     ============      ============     ============


The Company reinvests the majority of its undistributed Canadian earnings. Accordingly, the potential withholding tax of approximately $750,000 on these undistributed earnings has not been recorded as of April 29, 2000. The Company has net operating loss carryforwards in certain of its foreign subsidiaries for tax purposes of approximately $24,000,000 which expire predominantly in 2001 to 2008. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has valuation allowances related to its foreign net operating loss carryforwards.

Income taxes paid in 2000, 1999 and 1998 were approximately $26,311,000, $5,203,000 and $9,824,000, respectively.


7.    Property and Equipment:

      Property and equipment consists of the following:

                                            2000           1999              1998
                                            ----           ----              ----
Land                                  $  3,078,000     $  3,354,000     $  4,012,000
Buildings and improvements              17,126,000       16,227,000       20,544,000
Display fixtures                        52,362,000       45,486,000       89,954,000
Equipment, furniture and other          49,682,000       43,830,000       72,366,000
                                      ------------     ------------     ------------
                                       122,248,000      108,897,000      186,876,000
Less accumulated depreciation and
      amortization                      70,396,000       55,478,000      108,165,000
                                      ------------     ------------     ------------
                                      $ 51,852,000     $ 53,419,000     $ 78,711,000
                                      ============     ============     ============


                                -----------------

8.   Stock Plans:

     The Company's shareholders approved the adoption of the Handleman Company 1998 Performance Incentive Plan (the "Plan"), which authorizes the granting of stock options, stock appreciation rights and restricted stock. The maximum number of shares of stock which may be issued under the Plan is 1,500,000 shares. After deducting restricted stock, options and awards issued or granted under the Plan since adoption in September 1998, 1,042,800 shares of the Company's stock are available for use under the Plan as of April 29, 2000.

     During fiscal 2000, 49,970 shares of previously issued restricted stock vested with recipients, and 153,532 shares, net of forfeitures, remain to vest based upon pre-determined periods of continued employment. Compensation expense recorded in fiscal 2000 and fiscal 1999 related to the restricted stock awards was $526,000 and $1,293,000, respectively.

     Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation and Stock Option Committee of the Board of Directors, for the years ended May 2, 1998, May 1, 1999 and April 29, 2000 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

                                                              Weighted
                                              Number          Average
                                            of Shares          Price
                                         ---------------   --------------

Balance, May 3, 1997                        1,312,915      $   13.48
Granted                                       322,850           6.53
Repriced                                       66,575           6.95
Terminated, including repriced options       (277,171)         11.70
Exercised                                     (17,750)          6.55
                                           ----------      ---------

Balance, May 2, 1998                        1,407,419          10.24
Granted                                       292,100          12.06
Terminated                                   (278,919)         11.60
Exercised                                    (257,962)          9.61
                                           ----------      ---------

Balance, May 1, 1999                        1,162,638          10.53
Granted                                       450,200          11.30
Terminated                                    (88,597)         16.42
Exercised                                    (117,214)          8.89
                                           ----------      ---------

Balance April 29, 2000                      1,407,027      $   10.55
                                           ==========      =========

Number of shares exercisable
  at April 29, 2000                           601,163      $   11.29
                                           ==========      =========

                                -----------------


     The exercise price range of outstanding options as of May 2, 1998, May 1, 1999 and April 29, 2000 was $5.75-$21.83, $6.00-$21.83 and $6.00-$15.87,
     respectively. Approximately 69% of outstanding options as of April 29, 2000 had exercise prices of $10.00 per share or more. The average remaining exercise period for shares exercisable at April 29, 2000 was five years.

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in determining stock option compensation expense. The following table presents the proforma effects on the Company's earnings and earnings per share in fiscal years 2000, 1999 and 1998 had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," including amortization to expense the estimated fair value of the granted options over the options' vesting periods.

                                                            2000             1999             1998
                                                            ----             ----             ----
                 Net income (loss):
                       As reported                      $38,648,000      $(35,052,000)      $312,000
                       Proforma                          37,901,000       (35,655,000)      (162,000)
                 Earnings (loss) per share:
                       As reported  -  basic            $   1.31         $   (1.11)         $  .01
                                    -  diluted              1.30             (1.11)            .01

                       Proforma     -  basic                1.29             (1.13)             --
                                    -  diluted              1.28             (1.12)             --


     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for fiscal years 2000,
     1999 and 1998:


                                                            2000             1999             1998
                                                            ----             ----             ----

                 Expected life (in years)                    5.0              5.0              5.0
                 Risk free interest rate                    5.84%            5.57%            6.22%
                 Volatility                                42.17%           39.16%           34.31%
                 Dividend yield                             --               --               --

     The weighted average estimated fair value of stock options granted during fiscal years 2000, 1999 and 1998 was $5.16, $5.21 and $2.67, respectively.

                                -----------------


9.    Quarterly Financial Summary (unaudited):
      (amounts in thousands except per share data)

                                                               For the Three Months Ended
                                                               --------------------------

                                                    July 31,    Oct. 30,     Jan. 31,    April 29,
Fiscal Year 2000                                      1999        1999        2000         2000
----------------                                      ----        ----        ----         ----

Revenues                                           $226,357     $288,855     $343,246     $279,147
Income before income taxes
   and minority interest                              1,686       23,487       25,131       15,669
Net income                                              682       13,479       14,660        9,828
Earnings per share - basic and diluted                  .02          .45          .50          .35


                                                     Aug. 1,    Oct. 31,     Jan. 31,     May 1,
Fiscal Year 1999                                      1998        1998        1999         1999
----------------                                      ----        ----        ----         ----

Revenues                                           $221,877      289,565     $290,115     $256,996
Income (loss) before income taxes
   and minority interest                            (83,894)      11,550       10,153       12,929
Net income (loss)                                   (59,038)       6,085        5,628       12,273*
Earnings (loss) per share - basic and diluted         (1.86)         .19          .18          .39



  *The low effective tax rate in the fourth quarter of fiscal 1999 resulted from an increase in the estimated tax benefit to be realized on the full-year repositioning and related charges. See note 3 to the consolidated financial statements for further information regarding repositioning and related charges.

Item 9.                   DISAGREEMENTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES


Not applicable

PART III.

Item 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed on or before August 25, 2000 and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.



                             EXECUTIVE OFFICERS OF THE REGISTRANT

  NAME AND AGE                   OFFICE AND YEAR FIRST ELECTED
------------------------   ----------------------------------------------------------------------------------------

Stephen Strome       55    (1)    President (1990), Chief Executive Officer (1991) and Director (1989)
Peter J. Cline       53    (2)    Executive Vice President (1994) and Chief Operating Officer (2000),
Stephen Nadelberg    59    (3)    Senior Vice President/President of NCE (1997)
Leonard A. Brams     49    (4)    Senior Vice President/Finance, Chief Financial Officer and Secretary (1997)
Samuel Milicia       58    (5)    Senior Vice President/Music Purchasing, Handleman Entertainment Resources (1998)
Thomas C. Braum, Jr. 45    (6)    Vice President (1992) and Corporate Controller (1988)

    1. Stephen Strome has served as President since March 1990. On May 1, 1991, Mr. Strome was named Chief Executive Officer.

    2. Peter J. Cline was named Chief Operating Officer in May 2000, and has served as Executive Vice President/President of Handleman Entertainment Resources since joining the Company in April 1994.

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

    5. Samuel Milicia has served as Senior Vice President/Music Purchasing since January 1998. Mr. Milicia served as Vice President/Operations for Handleman Entertainment Resources since June 1990 and was elected to Senior Vice President in April 1996.

    6. Thomas C. Braum, Jr. has served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

Item 11.                     EXECUTIVE COMPENSATION

            Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed on or before August 25, 2000 and such information is incorporated herein by reference.

Item 12.                  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

            Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed on or before August 25, 2000 and such information is incorporated herein by reference.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed on or before August 25, 2000 and such information is incorporated herein by reference.



                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.     The following financial statements and supplementary data are filed as a part of this report under Item 8.:

                  Report of Independent Accountants

                  Consolidated Balance Sheet at April 29, 2000, May 1, 1999 and May 2, 1998

                  Consolidated Statement of Operations - Years Ended April 29, 2000, May 1, 1999 and May 2, 1998

                  Consolidated Statement of Shareholders' Equity - Years Ended April 29, 2000, May 1, 1999 and May 2, 1998

                  Consolidated Statement of Cash Flows - Years Ended April 29, 2000, May 1, 1999 and May 2, 1998

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

            S-K Item 601 (21) - Subsidiaries of the Registrant:

                    Handleman Company of Canada, Limited, an Ontario Corporation Hanley Advertising Company, a Michigan Corporation
                    Handleman de Mexico S.A. de C.V.
                    Rackjobbing Services, S.A. de C.V.
                    Michigan Property and Risk Management Company, a Michigan Corporation
                    North Coast Entertainment, Inc., a Michigan Corporation Anchor Bay Entertainment, Inc., a Michigan Corporation Sellthrough Entertainment, Inc., a Michigan Corporation North Coast Entertainment, Ltd., a Canadian Corporation Madacy Entertainment Group, Inc., a Michigan Corporation Mediaphon, GmbH, a German Corporation
                    Madacy Entertainment Group, Ltd., a Canadian Corporation American Sterling Corp., a Delaware Corporation
                    Handleman do Brasil Commercial Ltd.
                    Madacy Entertainment (U.K.) Limited
                    Bosco Music, Inc., a Michigan Corporation
                    HGV Video Productions, Inc., an Ontario Corporation
                    H.E.R. Internet Company, a Michigan Corporation
                    The itsy bitsy Entertainment Company, a Delaware Corporation Lifetime Entertainment Limited, a United Kingdom Corporation Lifetime Holding, Inc., a Michigan Corporation
                    Oasis Merchandisers Limited, a United Kingdom Corporation ABE R2 Communications, Inc., a California Corporation
                    ABE R2 Video Ltd., a California Limited Partnership
                    Anchor Bay International, Limited, a Private Limited (U.K.) Corporation
                    Anchor Bay Entertainment, GmbH, a German Corporation
                    A teeny weeny Production Company, a Delaware Corporation
                    The itsy bitsy Entertainment Company (Canada) Ltd., a Canadian Corporation
                    Eloise Production Company, a Delaware Corporation
                    TibECo Productions, Inc., a New York Corporation
                    The itsy bitsy Music Publishing Company, Inc., a New York Corporation
                    The itsy bitsy Melody Company, Inc., a New York Corporation HOORAY! Inc., a New York Corporation


            S-K Item 601 (23) - Consent of Independent Accountants: Filed with this report.

  (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Note: Exhibits, if any, attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

                        CONSENT OF INDEPENDENT ACCOUNTANTS







         We consent to the incorporation by reference in the Registration Statements of Handleman Company and subsidiaries on Form S-3 (File No. 33-42018) and Form S-8 (File Nos. 2-95421, 33-59100, 33-16637,
         33-69030, 333-69389 and 333-60205) of our report dated June 6, 2000 on our audits of the consolidated financial statements and financial statement schedule of Handleman Company and subsidiaries as of April 29, 2000, May 1, 1999, and May 2, 1998 and for the years then ended, which report is included in this Annual Report on Form 10-K.







                                        PricewaterhouseCoopers LLP




         Detroit, Michigan
         July 14, 2000

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED MAY 2, 1998, MAY 1, 1999 AND APRIL 29, 2000


              COLUMN A                       COLUMN B             COLUMN C             COLUMN D            COLUMN E
              --------                      ---------             --------             --------            --------


                                                                                     Deductions:
                                            Balance at           Additions:          Adjustments
                                            Beginning            Charged to          of, or Charge          Balance at
             Description                    of Period              Expense            to, Reserve         End of Period
             -----------                    ---------            ----------          --------------       -------------

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
                                           ===========          ===========          ===========          ===========

Year ended May 1, 1999:

     Accounts receivable,
     allowance for gross
     profit impact of estimated
     future returns                        $17,339,000          $ 7,260,000          $10,839,000          $13,760,000
                                           ===========          ===========          ===========          ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers               $ 5,341,000          $   875,000          $   269,000          $ 5,947,000
                                           ===========          ===========          ===========          ===========

Year ended April 29, 2000:

     Accounts receivable,
     allowance for gross
     profit impact of estimated
     future returns                        $13,760,000          $ 6,750,000          $ 3,127,000          $17,383,000
                                           ===========          ===========          ===========          ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers               $ 5,947,000          $ 1,515,000          $   476,000          $ 6,986,000
                                           ===========          ===========          ===========          ===========



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      HANDLEMAN COMPANY


DATE:                                                 BY: /s/ Stephen Strome
     ----------------------------------                  ----------------------------------------
                                                             Stephen Strome, President, Chief
                                                               Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Leonard A. Brams                                  /s/ Thomas C. Braum, Jr.
----------------------------------------              --------------------------------------------
Leonard A. Brams, Senior Vice President,              Thomas C. Braum, Jr., Vice President,
  Finance and Chief Financial Officer                   Corporate Controller
  (Principal Financial Officer)                         (Principal Accounting Officer)

----------------------------------------              --------------------------------------------
              DATE                                                  DATE



/s/ David Handleman                                   /s/ John M. Barth
----------------------------------------              --------------------------------------------
David Handleman, Director                             John M. Barth, Director
(Chairman of the Board)

----------------------------------------              --------------------------------------------
              DATE                                                  DATE



/s/ Elizabeth A. Chappell                             /s/ Richard H. Cummings
----------------------------------------              --------------------------------------------
Elizabeth A. Chappell, Director                       Richard H. Cummings, Director

----------------------------------------              --------------------------------------------
              DATE                                                  DATE



/s/ James B. Nicholson                                /s/ Lloyd E. Reuss
----------------------------------------              --------------------------------------------
James B. Nicholson, Director                          Lloyd E. Reuss, Director

----------------------------------------              --------------------------------------------
              DATE                                                     DATE



/s/ Alan E. Schwartz
----------------------------------------
Alan E. Schwartz, Director

----------------------------------------
              DATE
