Form 10-Q
period 2000-07-29
HANDLEMAN CO /MI/
filed 2000-09-12
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the 1st quarter ended July 29, 2000            Commission File Number 1-7923

                               Handleman Company

                        ______________________________

            (Exact name of registrant as specified in its charter)

           MICHIGAN                                       38-1242806

-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



500 KIRTS BOULEVARD TROY. MICHIGAN         48084-4142   Area Code 248 362-4400

----------------------------------         ----------   ----------------------

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


                           YES  X         NO  ___
                               ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                       DATE                SHARES OUTSTANDING
-----------------------------    -----------------     -------------------------

Common Stock - $.01 Par Value    September 6, 2000             27,713,153

                               HANDLEMAN COMPANY

                                     INDEX

                                                                 PAGE NUMBER
                                                               ---------------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income                               1

       Consolidated Balance Sheet                                     2

       Consolidated Statement of Shareholders' Equity                 3

       Consolidated Statement of Cash Flows                           4

       Notes to Consolidated Financial Statements                 5 - 7

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8 - 10


PART II - OTHER INFORMATION AND SIGNATURES                           11

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (amounts in thousands except per share data)



                                           Three Months (13 Weeks) Ended
                                      --------------------------------------

                                          July 29,               July 31,
                                            2000                   1999
                                       --------------        ----------------

Revenues                                  $231,435               $226,357

Costs and expenses:
  Direct product costs                     173,350                169,208

  Selling, general and
    administrative expenses                 54,248                 54,958

  Interest expense, net                        854                    505
                                       --------------        ----------------

     Income before income taxes
       and minority interest                 2,983                  1,686

Income tax expense                          (1,299)                  (807)

Minority interest                               58                   (197)
                                       --------------        ----------------


     Net income                           $  1,742               $    682
                                       ==============        ================


Net income per share
        -basic                            $   0.06               $   0.02
                                       ==============        ================
        -diluted                          $   0.06               $   0.02
                                       ==============        ================


Weighted average number of shares
   outstanding during the period
        -basic                              27,692                 30,705
                                       ==============        ================
        -diluted                            27,898                 31,033
                                       ==============        ================


   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                   (amounts in thousands except share data)

                                                                          July 29,
                                                                            2000          April 29,
                                                                        (Unaudited)          2000
                                                                       ------------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                                          $  5,810          $  27,510
    Accounts receivable, less allowance of $14,023 at
      July 29, 2000 and $17,383 at April 29, 2000, respectively,
      for the gross profit impact of estimated future returns           185,821            234,005
    Merchandise inventories                                             123,465            100,298
    Other current assets                                                 14,575             16,036
                                                                       ---------         -----------

                    Total current assets                                329,671            377,849
                                                                       ---------         -----------

Property and equipment:
    Land                                                                  3,079              3,078
    Buildings and improvements                                           19,363             19,352
    Display fixtures                                                     53,186             52,362
    Equipment, furniture and other                                       50,568             47,456
                                                                       ---------         -----------

                                                                        126,196            122,248
    Less accumulated depreciation and amortization                       74,438             70,396
                                                                       ---------         -----------

                                                                         51,758             51,852
                                                                       ---------         -----------

Other assets, net                                                        97,619             89,982
                                                                       ---------         -----------

                    Total assets                                       $479,048          $ 519,683
                                                                       =========         ===========

LIABILITIES
Current liabilities:
    Accounts payable                                                   $156,720          $ 202,339
    Debt, current portion                                                14,571             14,571
    Accrued and other liabilities                                        32,391             31,218
                                                                       ---------         -----------

                    Total current liabilities                           203,682            248,128
                                                                       ---------         -----------

Debt, non-current                                                        33,986             33,986
Other liabilities                                                        16,168             14,287

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                  --                 --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 27,707,000 and 27,691,000 shares
    issued at July 29, 2000 and April 29, 2000, respectively                277                277
Foreign currency translation adjustment                                  (6,466)            (6,449)
Unearned compensation                                                      (293)              (443)
Retained earnings                                                       231,694            229,897
                                                                       ---------         -----------

                    Total shareholders' equity                          225,212            223,282
                                                                       ---------         -----------

                    Total liabilities and shareholders' equity         $479,048          $ 519,683
                                                                       =========         ===========

 The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (amounts in thousands)

                                                  Three Months (13 Weeks) Ended July 29, 2000
                              -------------------------------------------------------------------------------------


                                   Common Stock
                              ------------------------      Foreign
                                                            Currency                                     Total
                               Shares                     Translation   Unearned       Retained      Shareholders'
                               Issued        Amount        Adjustment  Compensation    Earnings         Equity
                              ----------    ----------    -----------  -------------  ------------   --------------
April 29, 2000                   27,691          $277       ($6,449)         ($443)      $229,897         $223,282

Net income                                                                                  1,742            1,742

Adjustment for foreign
 currency translation                                           (17)                                           (17)
                                                                                                     --------------

Comprehensive income, net of tax                                                                             1,725
                                                                                                     --------------

Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans         16                                        150             55              205
                              ----------    ----------    ----------   ------------   ------------   --------------

July 29, 2000                    27,707          $277       ($6,466)         ($293)      $231,694         $225,212
                              ==========    ==========    ==========   ============   ============   ==============

     The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (amounts in thousands)

                                                                        Three Months (13 Weeks) Ended
                                                                      ------------------------------------

                                                                         July 29,            July 31,
                                                                           2000                1999
                                                                      ---------------     ----------------
Cash flows from operating activities:

     Net income                                                               $1,742                 $682
                                                                      ---------------     ----------------

     Adjustments to reconcile net income to net cash provided from (used by) operating activities:

       Depreciation                                                            4,903                3,765
       Amortization of acquisition costs                                         800                  696
       Recoupment of license advances                                            684                1,665
       (Increase) decrease in accounts receivable                             48,185               25,433
       (Increase) decrease in merchandise inventories                        (23,167)             (13,785)
       (Increase) decrease in other operating assets                            (929)                (353)
       Increase (decrease) in accounts payable                               (45,619)               7,256
       Increase (decrease) in other operating liabilities                      3,054               (2,862)
                                                                      ---------------     ----------------

         Total adjustments                                                   (12,089)              21,815
                                                                      ---------------     ----------------

            Net cash provided from (used by) operating activities            (10,347)              22,497
                                                                      ---------------     ----------------

Cash flows from investing activities:
     Additions to property and equipment                                      (4,267)              (4,753)
     Retirements of property and equipment                                        --                   61
     License advances and acquired rights                                     (7,274)              (1,446)
                                                                      ---------------     ----------------

            Net cash used by investing activities                            (11,541)              (6,138)
                                                                      ---------------     ----------------

Cash flows from financing activities:
     Issuances of debt                                                       254,600                   --
     Repayments of debt                                                     (254,600)                  --
     Repurchase of common stock                                                   --              (11,319)
     Other changes in shareholders' equity, net                                  188                 (723)
                                                                      ---------------     ----------------

            Net cash provided from (used by) financing activities                188              (12,042)
                                                                      ---------------     ----------------


            Net increase (decrease) in cash and cash equivalents             (21,700)               4,317

            Cash and cash equivalents at beginning of period                  27,510               27,405
                                                                      ---------------     ----------------

            Cash and cash equivalents at end of period                        $5,810              $31,722
                                                                      ===============     ================

     The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 29, 2000, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended July 29, 2000 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 29, 2000 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 29, 2000.

2. At each balance sheet date, management evaluates the carrying value and remaining estimated lives of long-lived assets, including intangible assets, for potential impairment by considering several factors, including management's plans for future operations, recent operating results, market trends and other economic factors relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets as determined on a discounted basis.

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement will be adopted in fiscal 2002. The Company does not believe the impact of SFAS 133 on reported earnings and financial position will be material.

4. The Company operates in two business segments: Handleman Entertainment Resources (H.E.R.) is responsible for music category management and distribution operations, and North Coast Entertainment (NCE) is responsible for the Company's proprietary operations, which include music, video and licensing operations.

     The accounting policies of the segments are the same as those described in
     Note 1, "Accounting Policies," contained in the Company's Form 10-K for the year ended April 29, 2000. Segment data includes intersegment revenues, as well as a charge allocating all corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest ("segment income").

     The tables below present information about reported segments for the three months ended July 29, 2000 and July 31, 1999 (in thousands of dollars):


          Three Months Ended July 29, 2000:             H.E.R.           NCE           Total
                                                    --------------  --------------  ------------
          Revenues, external customers                    $207,709       $ 23,726       $231,435
          Intersegment revenues                                 --            448            448
          Segment income (loss)                              5,993         (2,373)         3,620
          Segment assets                                   381,906        178,862        560,768
          Capital expenditures                               2,572          1,695          4,267

          Three Months Ended July 31, 1999:             H.E.R.           NCE          Total
                                                    --------------  -------------   ------------
          Revenues, external customers                    $199,965       $ 26,392       $226,357
          Intersegment revenues                                 --          2,186          2,186
          Segment income                                       261          2,116          2,377
          Segment assets                                   482,024        140,373        622,397
          Capital expenditures                               3,942            811          4,753

A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to total consolidated assets for the three months ended July 29, 2000 and July 31, 1999 is as follows (in thousands of dollars):

                                                                July 29, 2000       July 31, 1999
                                                                -------------       -------------
     Revenues
     --------
        Total segment revenues                                       $231,883           $ 228,543
        Elimination of intersegment revenue                              (448)             (2,186)
                                                                     --------           ---------
        Consolidated revenues                                        $231,435           $ 226,357
                                                                     ========           =========

     Income Before Income Taxes and Minority Interest
     ------------------------------------------------

        Total segment income for reportable segments                 $  3,620           $   2,377
        Interest revenue                                                  413                 705
        Interest expense                                               (1,267)             (1,210)
        Intersegment profit elimination                                   217                (186)
                                                                     --------           ---------
        Consolidated income before income taxes
         and minority interest                                       $  2,983           $   1,686
                                                                     ========           =========

     Assets
    -------

          Total segment assets                                       $560,768           $ 622,397
          Elimination of intercompany receivables
           and payables                                               (81,720)           (141,331)
                                                                     --------           ---------
          Total consolidated assets                                  $479,048           $ 481,066
                                                                     ========           =========

5. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                                                    Three Months Ended
                                                             ---------------------------------

                                                             July 29, 2000       July 31, 1999
                                                             -------------       -------------
     Weighted average shares during the period-basic             27,692              30,705

     Additional shares from assumed exercise of
        stock options                                               206                 328
                                                                 ------              ------

     Weighted average shares adjusted for assumed
        exercise of stock options-diluted                        27,898              31,033
                                                                 ======              ======

                               Handleman Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Revenues for the first quarter of fiscal 2001 which ended July 29, 2000, increased 2% to $231.4 million, from $226.4 million for the first quarter of fiscal 2000 which ended July 31, 1999. Net income for the first quarter of fiscal 2001 was $1.7 million or $.06 per diluted share, compared to $.7 million or $.02 per diluted share for the first quarter of fiscal 2000.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations in the United States, Canada, Mexico, Brazil and the United Kingdom. NCE encompasses the Company's proprietary operations, which include music, video and licensing operations.

H.E.R. net sales were $207.7 million for the first quarter of fiscal 2001, compared to net sales of $200.0 million for the first quarter of last year, an increase of 4%. This sales increase was primarily due to the inclusion of sales generated by Lifetime Entertainment Limited, which was acquired during the third quarter of the prior fiscal year.

NCE net sales were $24.2 million for the first quarter of fiscal 2001, compared to $28.6 million for the first quarter of fiscal 2000, a decrease of 15%. This sales decrease was primarily due to timing-related sales variances at the Madacy Entertainment business unit. Sales at the Anchor Bay and The itsy bitsy Entertainment Company ("TibECo") business units approximated last year's first quarter performance.

Direct product costs as a percentage of revenues was 74.9% for the first quarter ended July 29, 2000, compared to 74.8% for the first quarter ended July 31, 1999.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2001 were $54.2 million, compared to $55.0 million for the comparable prior year period.

Income before interest, income taxes and minority interest ("operating income") for the first quarter ended July 29, 2000 was $3.8 million, compared to $2.2 million for the first quarter ended July 31, 1999. H.E.R. operating income improved to $6.0 million for the first quarter of this year, from $.3 million for the first quarter of last year. This increase in operating income was primarily due to a decrease in SG&A expenses related to the implementation of the Company's Channel of Choice programs which was substantially completed in fiscal 2000. NCE experienced an operating loss of $2.4 million for the first quarter of this year, compared to operating income of $2.1 million for the comparable period last year. This decrease in operating income was due to the sales shortfall at Madacy Entertainment and increased SG&A expenses at TibECo, which continues to implement its strategy of transitioning into a full-line entertainment company. Management remains optimistic that NCE operating income for fiscal 2001 will approximate the fiscal 2000 operating income level.

Interest expense, net for the first quarter ended July 29, 2000 was $.9 million, compared to $.5 million for the first quarter ended July 31, 1999. This increase in interest expense, net was primarily due to the inclusion in the first quarter last year of interest income received from the Internal Revenue Service.

The Company's first quarter is traditionally its weakest quarter. The Company has historically generated the majority of its earnings in subsequent fiscal quarters. Management is optimistic regarding sales and earnings for the second quarter of fiscal 2001, and anticipates Company net sales to increase in the mid-single digits, as a percent, over the second quarter of last year. This is predicated on current projections for total music sales combined with known and anticipated releases by top artists. Management believes direct product costs and net income, as a percentage of revenues for the second quarter of fiscal 2001, will remain relatively level with the second quarter of fiscal 2000. On August 7, 2000, the Company announced that it was selected by the ASDA stores in the United Kingdom, a member of the Wal-Mart family, to be ASDA's category manager of music and video products effective February 1, 2001. The Company anticipates this new business will increase consolidated Company revenues by ten percent during the first full year of service.

Accounts receivable at July 29, 2000 were $185.8 million, compared to $234.0 million at April 29, 2000. This decrease in accounts receivable was principally due to the lower sales volume during the first quarter of fiscal 2001, compared to the fourth quarter of fiscal 2000.

Merchandise inventories increased to $123.5 million at July 29, 2000, from $100.3 million at April 29, 2000. This increase in merchandise inventories was primarily due to increased inventory purchases to support the higher sales level anticipated in the second quarter of fiscal 2001.

Other assets, net at July 29, 2000 totaled $97.6 million, compared to $90.0 million at April 29, 2000. This increase in other assets, net was mainly attributable to an increase in license advances at the Anchor Bay business unit.

Accounts payable at July 29, 2000 decreased to $156.7 million, from $202.3 million at April 29, 2000. This decrease in accounts payable was mainly due to the timing of payments to vendors.

In December 1999, the Board of Directors approved an authorization, that expires in December 2000, for the repurchase of up to $20 million of common stock. The Company did not purchase any common stock under this Board authorization during the first quarter of fiscal 2001. Under the current Board authorization, the Company can repurchase up to $6 million in additional shares of stock.

The Company continues to make progress relative to its internet strategy. The expansion of the Company's SKU selection to provide fulfillment for e-commerce is anticipated to be completed by the end of the second quarter of fiscal 2001. When completed, the Company's SKU count will total approximately 60,000, accommodate direct to consumer fulfillment, and in partnership with the Company's retail customers, will support in-store pickup of merchandise ordered electronically through the mass merchants. In addition, the Company expects to have its first generation kiosk available to test pilot in a select group of customer retail stores within the next 90 days. These kiosks will serve as the "music expert," providing a wide range of information on each title, including track information, music sampling and product availability. Through the kiosks, consumers will be able to order additional titles not found on the store shelves. The Company will integrate its new e-fulfillment options with its customers, allowing the consumer to have the product shipped to the consumer's home or to the retail store for pickup. During the third or fourth quarter of fiscal 2001, the Company anticipates the testing of manufacturing-on-demand through these kiosks.

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

                                              HANDLEMAN COMPANY



DATE:  September 11, 2000                      BY: /s/ Stephen Strome
       ----------------------                     ------------------------------
                                                          STEPHEN STROME
                                                          President and
                                                     Chief Executive Officer

DATE:  September 11, 2000                      BY: /s/ Leonard A. Brams
       ----------------------                     ------------------------------
                                                       LEONARD A. BRAMS
                                                  Senior Vice President, Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)