Form 10-Q
period 2000-10-28
HANDLEMAN CO /MI/
filed 2000-12-07
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the second quarter ended October 28, 2000      Commission File Number 1-7923


                                Handleman Company
             -------------------------------------------------------

             (Exact name of registrant as specified in its charter)


              MICHIGAN                                  38-1242806
     -----------------------------             -----------------------------

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)



   500 KIRTS BOULEVARD TROY, MICHIGAN     48084-4142     Area Code 248 362-4400
   ----------------------------------     ----------     ----------------------

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


                         YES      X           NO
                               --------             ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                      DATE                SHARES OUTSTANDING
-----------------------------    ----------------     --------------------------

Common Stock - $.01 Par Value    December 4, 2000             27,158,496

                                HANDLEMAN COMPANY





                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income                                   1

       Consolidated Balance Sheet                                         2

       Consolidated Statement of Shareholders' Equity                     3

       Consolidated Statement of Cash Flows                               4

       Notes to Consolidated Financial Statements                       5 - 8

       Management's Discussion and Analysis of Operations               9 - 11


PART II - OTHER INFORMATION AND SIGNATURES                                12

                                HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands except per share data)

                                Three Months (13 Weeks) Ended  Six Months (26 Weeks) Ended
                                -----------------------------  ---------------------------
                                    October 28,   October 30,   October 28,   October 30,
                                        2000          1999          2000          1999
                                     ---------     ---------     ---------     ---------
Revenues                             $ 297,593     $ 288,855     $ 529,028     $ 515,212

Costs and expenses:
  Direct product costs                 218,270       213,071       391,620       382,279

  Selling, general and
     administrative expenses            54,965        51,465       109,213       106,423

  Interest expense, net                    749           832         1,603         1,337
                                     ---------     ---------     ---------     ---------

     Income before income taxes
       and minority interest            23,609        23,487        26,592        25,173

Income tax expense                      (9,046)       (9,396)      (10,345)      (10,203)

Minority interest                         (421)         (612)         (363)         (810)
                                     ---------     ---------     ---------     ---------


     Net income                      $  14,142     $  13,479     $  15,884     $  14,160
                                     =========     =========     =========     =========


Net income per share :
     Basic                           $    0.51     $    0.45     $    0.57     $    0.47
                                     =========     =========     =========     =========

     Diluted                         $    0.51     $    0.45     $    0.57     $    0.46
                                     =========     =========     =========     =========


Weighted average number of shares
  outstanding during the period:
     Basic                              27,639        29,851        27,665        30,278
                                     =========     =========     =========     =========

     Diluted                            27,926        30,189        27,905        30,592
                                     =========     =========     =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                    (amounts in thousands except share data)

                                                                      October 28,
                                                                          2000        April 29,
                                                                      (Unaudited)       2000
                                                                       ---------     ---------
ASSETS
Current assets:
    Cash and cash equivalents                                          $   7,670     $  27,510
    Accounts receivable, less allowance of $15,151 at
      October 28, 2000 and $17,383 at April 29, 2000, respectively,
      for the gross profit impact of estimated future returns            248,701       234,005
    Merchandise inventories                                              145,564       100,298
    Other current assets                                                  13,457        16,036
                                                                       ---------     ---------

                    Total current assets                                 415,392       377,849
                                                                       ---------     ---------

Property and equipment:
    Land                                                                   1,877         3,078
    Buildings and improvements                                            16,558        19,352
    Display fixtures                                                      53,406        52,362
    Equipment, furniture and other                                        56,811        47,456
                                                                       ---------     ---------

                                                                         128,652       122,248
    Less accumulated depreciation and amortization                        76,838        70,396
                                                                       ---------     ---------

                    Property and equipment, net                           51,814        51,852
                                                                       ---------     ---------

Other assets, net                                                         98,480        89,982
                                                                       ---------     ---------

                    Total assets                                       $ 565,686     $ 519,683
                                                                       =========     =========

LIABILITIES
Current liabilities:
    Accounts payable                                                   $ 230,899     $ 202,339
    Debt, current portion                                                 14,571        14,571
    Accrued and other liabilities                                         39,328        31,218
                                                                       ---------     ---------

                    Total current liabilities                            284,798       248,128
                                                                       ---------     ---------

Debt, non-current                                                         33,986        33,986
Other liabilities                                                         12,700        14,287

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                   --            --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 27,364,000 and 27,691,000 shares
    issued at October 28, 2000 and April 29, 2000, respectively              274           277
Foreign currency translation adjustment                                   (7,774)       (6,449)
Unearned compensation                                                       (246)         (443)
Retained earnings                                                        241,948       229,897
                                                                       ---------     ---------

                    Total shareholders' equity                           234,202       223,282
                                                                       ---------     ---------

                    Total liabilities and shareholders' equity         $ 565,686     $ 519,683
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

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)

                                                  Six Months (26 Weeks) Ended October 28, 2000
                                    -------------------------------------------------------------------------
                                      Common Stock
                                    -----------------    Foreign
                                                         Currency                                  Total
                                     Shares             Translation     Unearned     Retained   Shareholders'
                                     Issued    Amount    Adjustment   Compensation   Earnings      Equity
                                    -------   -------   -----------   ------------   --------   -------------
April 29, 2000                       27,691      $277       ($6,449)         ($443)  $229,897        $223,282

Net income                                                                             15,884          15,884

Adjustment for foreign
 currency translation                                        (1,325)                                   (1,325)
                                                                                                -------------

Comprehensive income, net of tax                                                                       14,559
                                                                                                -------------

Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans             39                                    197        226             423

Common stock repurchased               (366)       (3)                                 (4,059)         (4,062)
                                    -------   -------   -----------   ------------   --------   -------------

October 28, 2000                     27,364      $274       ($7,774)         ($246)  $241,948        $234,202
                                    =======   ========  ===========   ============   ========   =============

                   The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                               Six Months (26 Weeks) Ended
                                                               ---------------------------
                                                                October 28,    October 30,
                                                                    2000          1999
                                                                 ---------     ---------
Cash flows from operating activities:

     Net income                                                  $  15,884     $  14,160
                                                                 ---------     ---------

     Adjustments to reconcile net income to net cash provided from (used by) operating activities:

        Depreciation                                                 8,222         7,521
        Amortization of acquisition costs                            1,889         1,704
        Recoupment of license advances                               5,800         4,106
        Increase in accounts receivable                            (14,695)      (49,442)
        Increase in merchandise inventories                        (45,266)      (37,857)
        (Increase) decrease in other operating assets                  571        (2,693)
        Increase in accounts payable                                28,560        82,790
        Increase in other operating liabilities                      6,523         4,312
                                                                 ---------     ---------

          Total adjustments                                         (8,396)       10,441
                                                                 ---------     ---------

             Net cash provided from operating activities             7,488        24,601
                                                                 ---------     ---------

Cash flows from investing activities:
     Additions to property and equipment                           (12,847)      (10,985)
     Retirements of property and equipment                           4,327           871
     License advances and acquired rights                          (13,844)      (22,415)
                                                                 ---------     ---------

             Net cash used by investing activities                 (22,364)      (32,529)
                                                                 ---------     ---------

Cash flows from financing activities:
     Issuances of debt                                             323,000       211,707
     Repayments of debt                                           (323,000)     (206,207)
     Repurchase of common stock                                     (4,062)      (25,306)
     Other changes in shareholders' equity, net                       (902)        1,032
                                                                 ---------     ---------

             Net cash used by financing activities                  (4,964)      (18,774)
                                                                 ---------     ---------


             Net decrease in cash and cash equivalents             (19,840)      (26,702)

             Cash and cash equivalents at beginning of period       27,510        27,405
                                                                 ---------     ---------

             Cash and cash equivalents at end of period          $   7,670     $     703
                                                                 =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 28, 2000, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended October 28, 2000 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 29, 2000 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 29, 2000.

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

         The accounting policies of the segments are the same as those described in Note 1, "Accounting Policies," contained in the Company's Form 10-K for the year ended April 29, 2000. Segment data includes intersegment revenues, as well as a charge allocating corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest ("segment income").

         The tables below present information about reported segments for the three months ended October 28, 2000 and October 30, 1999 (in thousands of dollars):

           Three Months Ended October 28, 2000:    H.E.R.      NCE       Total
                                                   ------      ---       -----

           Revenues, external customers           $255,154   $ 42,439   $297,593
           Intersegment revenues                        --      4,174      4,174
           Segment income                           17,853      6,300     24,153
           Capital expenditures                      8,334        246      8,580


           Three Months Ended October 30, 1999:    H.E.R.      NCE       Total
                                                   ------      ---       -----

           Revenues, external customers           $245,651   $ 43,204   $288,855
           Intersegment revenues                        --      3,463      3,463
           Segment income                           17,006      7,427     24,433
           Capital expenditures                      4,176      2,056      6,232


         A reconciliation of total segment revenues to consolidated revenues and total segment income to total consolidated income before income taxes and minority interest for the three months ended October 28, 2000 and October 30, 1999 is as follows (in thousands of dollars):

                                                         Oct. 28, 2000   Oct. 30, 1999
                                                         -------------   -------------
         Revenues
         --------

           Total segment revenues                          $ 301,767       $ 292,318
           Elimination of intersegment revenues               (4,174)         (3,463)
                                                           ---------       ---------
           Consolidated revenues                           $ 297,593       $ 288,855
                                                           =========       =========

         Income Before Income Taxes and Minority Interest
         ------------------------------------------------

           Total segment income for reportable segments    $  24,153       $  24,433
           Interest revenue                                      392             425
           Interest expense                                   (1,141)         (1,257)
           Unallocated corporate results                         205            (114)
                                                           ---------       ---------
           Consolidated income before income taxes
              and minority interest                        $  23,609       $  23,487
                                                           =========       =========

         The tables below present information about reported segments as of and for the six months ended October 28, 2000 and October 30, 1999 (in thousands of dollars):

           Six Months Ended October 28, 2000:    H.E.R.       NCE       Total
                                                 ------       ---       -----

           Revenues, external customers         $462,863    $ 66,165   $529,028
           Intersegment revenues                      --       4,622      4,622
           Segment income                         23,846       3,927     27,773
           Total assets                          461,346     191,071    652,417
           Capital expenditures                   10,906       1,941     12,847


           Six Months Ended October 30, 1999:    H.E.R.       NCE       Total
                                                 ------       ---       -----

           Revenues, external customers         $445,616    $ 69,596   $515,212
           Intersegment revenues                      --       5,649      5,649
           Segment income                         17,267       9,543     26,810
           Total assets                          447,178     185,697    632,875
           Capital expenditures                    8,118       2,867     10,985


         A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to total consolidated assets as of and for the six months ended October 28, 2000 and October 30, 1999 is as follows (in thousands of dollars):

                                                                 Oct. 28, 2000  Oct. 30, 1999
                                                                 -------------  -------------
           Revenues
           --------

               Total segment revenues                              $ 533,650      $ 520,861
               Elimination of intersegment revenues                   (4,622)        (5,649)
                                                                   ---------      ---------
               Consolidated revenues                               $ 529,028      $ 515,212
                                                                   =========      =========

           Income Before Income Taxes and Minority Interest
           ------------------------------------------------

               Total segment income for reportable segments        $  27,773      $  26,810
               Interest revenue                                          805          1,130
               Interest expense                                       (2,408)        (2,467)
               Unallocated corporate results                             422           (300)
                                                                   ---------      ---------
               Consolidated income before income taxes
                  and minority interest                            $  26,592      $  25,173
                                                                   =========      =========

                                                    Oct. 28, 2000  Oct. 30, 1999
                                                    -------------  -------------
           Assets

             Total segment assets                      $ 652,417     $ 632,875
             Elimination of intercompany receivables
               and payables                              (86,731)      (62,531)
                                                       ---------     ---------
             Total consolidated assets                 $ 565,686     $ 570,344
                                                       =========     =========


5. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                                       Three Months Ended    Six Months Ended
                                                       ------------------    ----------------
                                                       Oct. 28,  Oct. 30,   Oct. 28,  Oct. 30,
                                                         2000      1999       2000      1999
                                                        ------    ------     ------    ------
    Weighted average shares during the period-basic     27,639    29,851     27,665    30,278

    Additional shares from assumed exercise of
      stock options                                        287       338        240       314
                                                        ------    ------     ------    ------

    Weighted average shares adjusted for assumed
      exercise of stock options-diluted                 27,926    30,189     27,905    30,592
                                                        ======    ======     ======    ======

                                Handleman Company
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Revenues for the second quarter of fiscal 2001 which ended October 28, 2000 increased to $297.6 million, from $288.9 million for the second quarter of fiscal 2000 which ended October 30, 1999. Net income for the second quarter of fiscal 2001 was $14.1 million or $.51 per diluted share, compared to $13.5 million or $.45 per diluted share for the second quarter of fiscal 2000.

Revenues for the first six months of fiscal 2001 were $529.0 million, compared to $515.2 million for the first six months of fiscal 2000. Net income for the first six months of fiscal 2001 was $15.9 million or $.57 per diluted share, compared to $14.2 million or $.46 per diluted share for the comparable period of the prior fiscal year.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations in the United States, Canada, United Kingdom, Mexico and Brazil. NCE encompasses the Company's proprietary operations, which include music, video and licensing operations.

H.E.R. net sales were $255.2 million for the second quarter of fiscal 2001, compared to net sales of $245.6 million for the second quarter of fiscal 2000. This increase in net sales was primarily due to the inclusion of sales generated by Lifetime Entertainment Limited, which was acquired during the third quarter of the prior fiscal year. H.E.R. net sales for the first six months of this fiscal year were $462.9 million, compared to $445.6 million for the first six months of last fiscal year. This increase in net sales for the six-month period this year versus last year was principally due to sales generated by Lifetime Entertainment Limited, as mentioned above.

NCE net sales were $46.6 million for the second quarter of fiscal 2001, compared to $46.7 million for the second quarter of fiscal 2000. Net sales for the first six months of this year were $70.8 million, compared to $75.2 million for the first six months of last year. This decrease in net sales for the first six months of this year compared to last year was mainly due to lower sales at the Madacy Entertainment operating unit.

Direct product costs as a percentage of revenues was 73.3% for the second quarter ended October 28, 2000, compared to 73.8% for the second quarter ended October 30, 1999. This reduction in direct product costs as a percentage of revenues was principally due to a greater proportion of catalog sales versus sales of new music releases in the overall sales mix. Catalog sales have higher sales prices compared to sales prices of new music releases. Direct product costs as a percentage of revenues for the first six months of fiscal 2001 was 74.0%, compared to 74.2% for the comparable six-month period last year.

Consolidated selling, general and administrative ("SG&A") expenses were $55.0 million or 18.5% of revenues for the second quarter of this year, compared to $51.5 million or 17.8% of revenues for the second quarter of last year. SG&A expenses were higher this year principally due to costs associated with development of the Company's new e-business initiatives.

SG&A expenses for the first six months of fiscal 2001 were $109.2 million or 20.6% of revenues, compared to $106.4 million or 20.7% of revenues for the first six months of fiscal 2000.

Income before interest, income taxes and minority interest ("operating income") for the second quarter of this fiscal year was $24.4 million, compared to $24.3 million for the second quarter of last fiscal year. H.E.R. operating income increased to $17.9 million for the second quarter of this year, from $17.0 million for the second quarter of last year. NCE operating income was $6.3 million for the second quarter of fiscal 2001, compared to $7.4 million for the second quarter of fiscal 2000. The decline in NCE operating income resulted from the operating performance at The itsy bitsy Entertainment Company.

Operating income for the first six months of this fiscal year increased to $28.2 million, from $26.5 million for the first six months of last fiscal year. H.E.R. operating income improved 39% to $23.8 million for the first six months of fiscal 2001, from $17.1 million for the comparable prior year period. NCE operating income was $3.9 million for the first six months of this year, compared to $9.5 million for the first six months of last year. This decrease in operating income at NCE was primarily due to lower operating performance at The itsy bitsy Entertainment Company. For fiscal 2001, Management expects the combined operating results for NCE's Anchor Bay and Madacy Entertainment operating units to approximate their fiscal 2000 operating income levels.

Interest expense for the second quarter of fiscal 2001 was $.7 million, compared to $.8 million for the second quarter of fiscal 2000. Interest expense for the six months ended October 28, 2000 was $1.6 million, compared to $1.3 million for the six months ended October 30, 1999.

Accounts receivable increased to $248.7 million at October 28, 2000, from $234.0 million at April 29, 2000. This increase was primarily attributable to the increased sales volume in the second quarter of this year, compared to the fourth quarter of the prior year.

Merchandise inventories increased to $145.6 million at October 28, 2000, from $100.3 million at April 29, 2000. This increase was mainly due to increased inventory purchases in preparation for the upcoming holiday season.

Other assets, net at October 28, 2000 were $98.5 million, compared to $90.0 million at April 29, 2000. This increase was primarily due to additional license investments within NCE.

Accounts payable at October 28, 2000 were $230.9 million, compared to $202.3 million at April 29, 2000. This increase principally resulted from increased inventory purchases in the second quarter of fiscal 2001, compared to the fourth quarter of fiscal 2000 as mentioned above.

Accrued and other liabilities at October 28, 2000 were $39.3 million, compared to $31.2 million at April 29, 2000. This increase was primarily due to higher royalties payable within NCE.

During the second quarter of this year, the Company repurchased 365,500 shares of its stock at an average price of $11.11 per share. Since September 1997, the Company has repurchased approximately 20% of its outstanding shares (prior to initiating the stock repurchase programs) at a cost of $76 million. Under the current Board of Directors stock repurchase authorization which expires on December 13, 2000, the Company can repurchase up to $2 million in additional shares of stock.

The Company is cautiously optimistic regarding operating results for the next quarter and balance of this fiscal year based on the strength of new music releases that will be available this holiday season. The Company continues to make progress relative to its new e-business initiatives linked to its category management services. The expansion of the Company's SKU selection to provide fulfillment for e-commerce is anticipated to be completed by the end of calendar 2000. When completed, the Company's U.S. SKU count will total approximately 60,000, accommodate direct to consumer fulfillment in partnership with the Company's retail customers, and will support in-store pickup of merchandise ordered electronically. In addition, the Company expects to have its first generation, internet-based music kiosk available to test pilot in a select group of customer retail stores within the next 30 days. These kiosks will serve as the "music expert," providing a wide range of information on each title, including track information, music sampling and product availability. Through the kiosks, consumers will be able to order additional titles not found on the store shelves. The Company will integrate its new e-fulfillment options with its customers, allowing the consumer to have the product shipped to the consumer's home or to the retail store for pickup. During the third or fourth quarter of fiscal 2001, the Company anticipates the testing of manufacturing on demand through these kiosks. In addition, the Company has developed an application service provider (ASP) service to support ordering music product through customer web-sites.


                             * * * * * * * * * * * *


This document contains forward-looking statements that are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitations, conditions in the music industry, ability to enter into profitable agreements with customers in the new businesses outlined in the Company's strategic growth plan, securing funding or providing sufficient cash required to build and grow the new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, nature and extent of new product releases, retail environment, effects of electronic commerce, relationships with the Company's lenders, pricing and competitive pressures, certain global and regional economic conditions, and other factors discussed in the Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION

      Item 4. An Annual Meeting of Shareholders of Handleman Company was held on September 6, 2000. One item was voted on at the Annual Meeting. This item was the election of directors. The following individuals were elected as directors of the Company with each receiving at least 23,540,146 shares voted for election, while a maximum of 806,379 were withheld: Messrs. Stephen Strome, James B. Nicholson and Lloyd E. Reuss, each to hold office until the Annual Meeting of Shareholders in 2003 or until their successors are elected and qualified.


      Item 6.     Exhibits or Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter.


SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HANDLEMAN COMPANY



DATE:  December 7, 2000                     BY:        /s/ Stephen Strome
       -------------------                      --------------------------------

                                                        STEPHEN STROME
                                                         President and
                                                    Chief Executive Officer



DATE:  December 7, 2000                     BY:       /s/ Leonard A. Brams
       -------------------                      --------------------------------

                                                       LEONARD A. BRAMS
                                                Senior Vice President, Finance
                                                 and  Chief Financial Officer
                                                 (Principal Financial Officer)