Form 10-Q
period 2001-01-31
HANDLEMAN CO /MI/
filed 2001-03-15
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the third quarter ended January 31, 2001     Commission File Number 1-7923


                               Handleman Company
                   -----------------------------------------


            (Exact name of registrant as specified in its charter)


         MICHIGAN                                         38-1242806
---------------------------                      --------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



500 KIRTS BOULEVARD TROY, MICHIGAN    48084-4142      Area Code 248 362-4400
----------------------------------    ----------    --------------------------
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


                           YES    X        NO
                                ------        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                      DATE              SHARES OUTSTANDING
-----------------------------   ----------------   --------------------------

Common Stock - $.01 Par Value    March 2, 2001             26,932,117

                               HANDLEMAN COMPANY

                                     INDEX

                                                                PAGE NUMBER
                                                               --------------
PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income                              1

       Consolidated Balance Sheet                                    2

       Consolidated Statement of Shareholders' Equity                3

       Consolidated Statement of Cash Flows                          4

       Notes to Consolidated Financial Statements                  5 - 8

       Management's Discussion and Analysis of Operations          9 - 12


PART II - OTHER INFORMATION AND SIGNATURES                          13

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (amounts in thousands except per share data)

                                          Three Months (13 Weeks) Ended   Nine Months (39 Weeks) Ended
                                          ----------------------------    ----------------------------

                                          January 31,     January 31,     January 31,     January 31,
                                             2001            2000            2001            2000
                                          ------------    ------------    ------------    ------------
Revenues                                     $348,974        $343,246        $878,002        $858,458

Costs and expenses:
  Direct product costs                        266,836         262,652         658,456         644,931

  Selling, general and
     administrative expenses                   58,518          54,375         167,731         160,798

  Interest expense, net                           336           1,088           1,939           2,425
                                          -----------     -----------     -----------     -----------

     Income before income taxes
       and minority interest                   23,284          25,131          49,876          50,304

Income tax expense                             (6,646)        (10,175)        (16,991)        (20,378)

Minority interest                                (382)           (296)           (745)         (1,106)
                                          -----------     -----------     -----------     -----------

     Net income                              $ 16,256        $ 14,660        $ 32,140        $ 28,820
                                          ===========     ===========     ===========     ===========


Net income per share:
     Basic                                   $   0.60        $   0.50        $   1.17        $   0.97
                                          ===========     ===========     ===========     ===========

     Diluted                                 $   0.60        $   0.50        $   1.16        $   0.95
                                          ===========     ===========     ===========     ===========


Weighted average number of shares
outstanding during the period:

     Basic                                     27,149          29,034          27,493          29,863
                                          ===========     ===========     ===========     ===========

     Diluted                                   27,214          29,383          27,649          30,186
                                          ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
                   (amounts in thousands except share data)

                                                                                  January 31,
                                                                                      2001             April 29,
                                                                                  (Unaudited)             2000
                                                                                ----------------    ----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 18,980                $ 27,510
    Accounts receivable, less allowance of $13,245 at
      January 31, 2001 and $17,383 at April 29, 2000, respectively,
      for the gross profit impact of estimated future returns                       226,780                 234,005
    Merchandise inventories                                                         112,903                 100,298
    Other current assets                                                             13,862                  16,036
                                                                                ------------            -----------


                    Total current assets                                            372,525                 377,849

Property and equipment:
    Land                                                                              1,233                   3,078
    Buildings and improvements                                                       17,038                  19,352
    Display fixtures                                                                 35,337                  52,362
    Equipment, furniture and other                                                   58,306                  47,456
                                                                                ------------            -----------

                                                                                    111,914                 122,248
    Less accumulated depreciation                                                    58,834                  70,396
                                                                                ------------            -----------

                    Property and equipment, net                                      53,080                  51,852

Other assets, net                                                                    97,323                  89,982
                                                                                ------------            -----------

                    Total assets                                                   $522,928                $519,683
                                                                                ============            ===========

LIABILITIES
Current liabilities:
    Accounts payable                                                               $161,973                $202,339
    Debt, current portion                                                            14,571                  14,571
    Accrued and other liabilities                                                    34,970                  31,218
                                                                                ------------            -----------

                    Total current liabilities                                       211,514                 248,128

Debt, non-current                                                                    47,986                  33,986
Other liabilities                                                                    15,219                  14,287

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                              --                      --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 26,987,000 and 27,691,000 shares
    issued at January 31, 2001 and April 29, 2000, respectively                         270                     277
Foreign currency translation adjustment                                              (7,154)                 (6,449)
Unearned compensation                                                                  (147)                   (443)
Retained earnings                                                                   255,240                 229,897
                                                                                ------------            -----------

                    Total shareholders' equity                                      248,209                 223,282
                                                                                ------------            -----------

                    Total liabilities and shareholders' equity                     $522,928                $519,683
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

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (amounts in thousands)

                                                          Nine Months (39 Weeks) Ended January 31, 2001
                                       --------------------------------------------------------------------------------

                                               Common Stock
                                       ----------------------------     Foreign
                                                                       Currency                                           Total
                                          Shares                      Translation       Unearned          Retained     Shareholders'
                                          Issued         Amount       Adjustment      Compensation        Earnings        Equity
                                       ------------   ------------   -------------   --------------      -----------   ------------
April 29, 2000                               27,691           $277         ($6,449)           ($443)        $229,897       $223,282

Net income                                                                                                    32,140         32,140

Adjustment for foreign
 currency translation                                                         (705)                                            (705)
                                                                                                                         ----------

Comprehensive income, net of tax                                                                                             31,435
                                                                                                                         ----------

Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans                     38                                             296              220            516

Common stock repurchased                       (742)            (7)                                           (7,017)        (7,024)
                                       ------------   ------------   -------------   --------------      -----------   ------------

January 31, 2001                             26,987           $270         ($7,154)           ($147)        $255,240       $248,209
                                       ============   ============   =============   ==============      ===========   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (amounts in thousands)


                                                                                    Nine Months (39 Weeks) Ended
                                                                          -----------------------------------------------

                                                                              January 31,                January 31,
                                                                                 2001                       2000
                                                                          --------------------       -------------------
Cash flows from operating activities:

    Net income                                                                     $   32,140                  $  28,820
                                                                          -------------------        -------------------

    Adjustments to reconcile net income to net cash provided from operating activities:

      Depreciation                                                                     11,939                     11,615
      Amortization of acquisition costs                                                 3,269                      2,820
      Recoupment of license advances                                                    9,197                      8,488
      (Increase) decrease in accounts receivable                                        7,225                    (13,257)
      Increase in merchandise inventories                                             (12,605)                    (8,994)
      (Increase) decrease in other operating assets                                      (405)                     3,667
      Increase (decrease) in accounts payable                                         (40,366)                    23,614
      Increase in other operating liabilities                                           4,685                      5,307
                                                                          -------------------        -------------------

         Total adjustments                                                            (17,061)                    33,260
                                                                          -------------------        -------------------

            Net cash provided from operating activities                                15,079                     62,080
                                                                          -------------------        -------------------


Cash flows from investing activities:
      Additions to property and equipment                                             (19,112)                   (15,546)
      Retirements of property and equipment                                             5,458                        777
      License advances and acquired rights                                            (16,742)                   (27,987)
      Cash investment in Lifetime Entertainment Limited                                    --                     (6,432)
                                                                          -------------------        -------------------

            Net cash used by investing activities                                     (30,396)                   (49,188)
                                                                          -------------------        -------------------

Cash flows from financing activities:
      Issuances of debt                                                               498,475                    881,321
      Repayments of debt                                                             (484,475)                  (886,821)
      Repurchase of common stock                                                       (7,024)                   (34,843)
      Other changes in shareholders' equity, net                                         (189)                     1,735
                                                                          -------------------        -------------------

            Net cash provided from (used by) financing activities                       6,787                    (38,608)
                                                                          -------------------        -------------------


            Net decrease in cash and cash equivalents                                  (8,530)                   (25,716)

            Cash and cash equivalents at beginning of period                           27,510                     27,405
                                                                          -------------------        -------------------

            Cash and cash equivalents at end of period                             $   18,980                  $   1,689
                                                                          ===================        ===================


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2001, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 2001 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 29, 2000 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 29, 2000.

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

     The tables below present information about reported segments for the three months ended January 31, 2001 and January 31, 2000 (in thousands of dollars):

     Three Months Ended January 31, 2001:         H.E.R.        NCE       Total
                                                  ------        ---       -----
     Revenues, external customers                $314,446    $ 34,528   $348,974
     Intersegment revenues                             --       4,306      4,306
     Segment income                                20,958       2,531     23,489
     Capital expenditures                           5,490         775      6,265


     Three Months Ended January 31, 2000:         H.E.R.        NCE       Total
                                                  ------        ---       -----

     Revenues, external customers                $312,144    $ 31,102   $343,246
     Intersegment revenues                             --       4,306      4,306
     Segment income                                22,708       3,180     25,888
     Capital expenditures                           2,696       1,865      4,561



     A reconciliation of total segment revenues to consolidated revenues and total segment income to total consolidated income before income taxes and minority interest for the three months ended January 31, 2001 and January 31, 2000 is as follows (in thousands of dollars):


                                                   Jan. 31, 2001   Jan. 31, 2000
                                                   -------------   -------------
     Revenues
     --------

       Total segment revenues                          $353,280       $347,552
       Elimination of intersegment revenues              (4,306)        (4,306)
                                                       --------       --------
       Consolidated revenues                           $348,974       $343,246
                                                       ========       ========

     Income Before Income Taxes and Minority Interest
     ------------------------------------------------

       Total segment income for reportable segments     $23,489        $25,888
       Interest revenue                                     715            435
       Interest expense                                  (1,051)        (1,523)
       Unallocated corporate income (costs)                 131            331
                                                       --------       --------
       Consolidated income before income taxes
           and minority interest                        $23,284        $25,131
                                                       ========       ========

The tables below present information about reported segments as of and for the nine months ended January 31, 2001 and January 31, 2000 (in thousands of dollars):

Nine Months Ended January 31, 2001:             H.E.R.        NCE         Total
                                              --------     --------     --------

Revenues, external customers                  $777,309     $100,693     $878,002
Intersegment revenues                               --        8,928        8,928
Segment income                                  44,804        6,458       51,262
Total assets                                   422,867      189,918      612,785
Capital expenditures                            16,396        2,716       19,112


Nine Months Ended January 31, 2000:             H.E.R.        NCE         Total
                                              --------     --------     --------

Revenues, external customers                  $757,760     $100,698     $858,458
Intersegment revenues                               --        9,955        9,955
Segment income                                  39,975       12,723       52,698
Total assets                                   401,795      177,319      579,114
Capital expenditures                            10,814        4,732       15,546


A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to total consolidated assets as of and for the nine months ended January 31, 2001 and January 31, 2000 is as follows (in thousands of dollars):

                                                  Jan. 31, 2001    Jan. 31, 2000
                                                  -------------    -------------
Revenues
--------

    Total segment revenues                          $ 886,930       $ 868,413
    Elimination of intersegment revenues               (8,928)         (9,955)
                                                    ---------       ---------
    Consolidated revenues                           $ 878,002       $ 858,458
                                                    =========       =========

Income Before Income Taxes and Minority Interest
------------------------------------------------

    Total segment income for reportable segments    $  51,262       $  52,698
    Interest revenue                                    1,520           1,565
    Interest expense                                   (3,459)         (3,990)
    Unallocated corporate income (costs)                  553              31
                                                    ---------       ---------
    Consolidated income before income taxes
       and minority interest                        $  49,876       $  50,304
                                                    =========       =========

                                               Jan. 31, 2001      Jan. 31, 2000
                                               -------------      -------------
     Assets
     ------
       Total segment assets                       $ 612,785         $ 579,114
       Elimination of intercompany receivables
         and payables                               (89,857)          (61,864)
                                                  ---------         ---------
       Total consolidated assets                  $ 522,928         $ 517,250
                                                  =========         =========


5. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                           Three Months Ended  Nine Months Ended
                                           ------------------  -----------------

                                           Jan. 31,  Jan. 31,  Jan. 31, Jan. 31,
                                             2001      2000      2001     2000
                                             ----      ----      ----     -----

 Weighted average shares during the
 period-basic                                27,149   29,034    27,493   29,863


 Additional shares from assumed exercise
 of stock options                                65      349       156      323
                                             ------   ------    ------   ------
 Weighted average shares adjusted for
 assumed exercise of stock options-diluted   27,214   29,383    27,649   30,186
                                             ======   ======    ======   ======

                               Handleman Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Revenues for the third quarter of fiscal 2001, which ended January 31, 2001, increased to $349.0 million, from $343.2 million for the third quarter of fiscal 2000, which ended January 31, 2000. Net income for the third quarter of fiscal 2001 was $16.3 million or $.60 per diluted share, compared to $14.7 million or $.50 per diluted share for the third quarter of fiscal 2000.

Revenues for the first nine months of fiscal 2001 were $878.0 million, compared to $858.5 million for the first nine months of fiscal 2000. Net income for the nine-month period this year was $32.1 million or $1.16 per diluted share, compared to $28.8 million or $.95 per diluted share for the comparable nine-month period last year.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations in the United States, Canada, United Kingdom, Mexico and Brazil. NCE encompasses the Company's proprietary operations, which include music, video and licensing operations.

H.E.R. net sales were $314.4 million for the third quarter of this year, compared to $312.1 million for the third quarter of last year. H.E.R. net sales for the nine months ended January 31, 2001 increased to $777.3 million from $757.8 million for the nine months ended January 31, 2000. This increase in net sales for the nine-month period this year versus last year was principally due to increased sales within the United Kingdom.

NCE net sales were $38.8 million for the third quarter of fiscal 2001, compared to $35.4 million for the third quarter of fiscal 2000. The increased sales volume in the third quarter of this year versus last year was driven by higher sales at the Anchor Bay Entertainment operating unit. Net sales at NCE for the first nine months of this year were $109.6 million, compared to $110.7 million for the first nine months of last year.

Consolidated direct product costs as a percentage of consolidated revenues was 76.5% for the third quarter of both this year and last year, and for the nine months ended January 31, 2001 was 75.0%, compared to 75.1% for the nine months ended January 31, 2000.

Consolidated selling, general and administrative ("SG&A") expenses were $58.5 million or 16.8% of consolidated revenues for the third quarter of fiscal 2001, compared to $54.4 million or 15.8% of consolidated revenues for the third quarter of fiscal 2000. SG&A expenses this year were impacted by $3.4 million of incremental costs incurred to implement the Company's Channel of Choice strategy in the United Kingdom and develop the Company's e-business initiatives. The Company expects costs associated with these activities to continue in the fourth quarter of this year; however, there will be revenues generated in the fourth quarter from these investments, particularly in the United Kingdom.

Consolidated SG&A expenses for the first nine months of this year were $167.7 million or 19.1% of consolidated revenues, compared to $160.8 million or 18.7% of consolidated revenues for the comparable nine-month period last year. This increase in SG&A expenses was primarily a result of the incremental costs associated with the implementation of the Company's Channel of Choice strategy and e-business initiatives, as mentioned above.

Income before interest, income taxes and minority interest ("operating income") for the third quarter of fiscal 2001 was $23.6 million, compared to $26.2 million for the third quarter of fiscal 2000. H.E.R. operating income was $21.0 million for the third quarter of this year, compared to $22.7 million for the third quarter of last year. Operating income at H.E.R. was impacted by the $3.4 million of incremental costs associated with the implementation of the Company's Channel of Choice strategy in the United Kingdom and the development of the Company's e-business initiatives. NCE operating income was $2.5 million for the third quarter of fiscal 2001, compared to $3.2 million for the third quarter of fiscal 2000. This decrease at NCE was due to lower operating results this year versus last year at the Madacy Entertainment and The itsy bitsy Entertainment Company operating units, while operating income at Anchor Bay Entertainment improved over last year.

Operating income for the first nine months of this year was $51.8 million, compared to $52.7 million for the first nine months of last year. H.E.R. operating income increased to $44.8 million for the first nine months of fiscal 2001 from $40.0 million for the comparable prior year period. This increase in H.E.R. operating income was mainly due to increased sales volume. NCE operating income was $6.5 million for the first nine months of this year, compared to $12.7 million for the first nine months of last year. This decrease in operating income at NCE was primarily due to lower operating results at the Madacy Entertainment and The itsy bitsy Entertainment Company operating units. The Company expects that NCE operating income for fiscal 2001 will be less than its operating income for fiscal 2000.

During the third quarter of this year, the Company recognized tax benefits resulting from tax planning initiatives. The effective income tax rate for the third quarter was 28.5%, compared to 40.5% for the same period last year. The Company expects the effective tax rate in the fourth quarter of this year to be in line with the fiscal 2001 nine-month rate of 34.1%.

Interest expense for the third quarter of fiscal 2001 was $.3 million, compared to $1.1 million for the third quarter of fiscal 2000. Interest expense for the nine months ended January 31, 2001 decreased to $1.9 million from $2.4 million for the nine months ended January 31, 2000. This decrease in interest expense for both the quarter and nine-month period was attributable to lower borrowing levels.

Accounts receivable decreased to $226.8 million at January 31, 2001 from $234.0 million at April 29, 2000. This decrease was mainly due to the Company's on-going collection efforts.

Merchandise inventories increased to $112.9 million at January 31, 2001 from $100.3 million at April 29, 2000. This increase was primarily due to the seasonality of product returns from customers.

Other assets, net at January 31, 2001 was $97.3 million, compared to $90.0 million at April 29, 2000. This increase was principally due to additional license investments within NCE.

Accounts payable at January 31, 2001 was $162.0 million, compared to $202.3 million at April 29, 2000. This decrease was primarily due to the timing of vendor payments relating to inventory purchases made during the holiday season.

Debt, non-current at January 31, 2001 was $48.0 million, compared to $34.0 million at April 29, 2000. This increase was mainly due to higher borrowing levels during the third quarter of fiscal 2001 versus the fourth quarter of fiscal 2000.

During the third quarter of this year, the Company repurchased 376,080 shares of its stock at an average price of $7.88 per share. Included in the shares purchased during the quarter were 115,000 shares repurchased as part of the 10% share repurchase program announced in December 2000. The Company has repurchased 741,580 shares of its stock during the nine-month period ending January 31, 2001 at an average price of $9.47 per share. Since September 1997, the Company has repurchased approximately 22% of its outstanding shares (prior to initiating the stock repurchase programs) at a cost of $79 million. As of January 31, 2001, the Company had 26,987,450 shares outstanding, compared to 28,469,324 shares outstanding as of January 31, 2000.

The Company continued its international expansion with the commencement of category management, distribution and service to a discount retailer in the United Kingdom beginning February 1, 2001. The Company anticipates, going forward, that Handleman UK Limited will generate an additional $100 million of sales on an annual basis. In addition, the Company has made progress in the implementation of its e-business initiatives linked to its category management services. The expansion of the Company's SKU selection to provide fulfillment for e-commerce is anticipated to be completed by the fourth quarter of fiscal 2001. When completed, the Company's U.S. SKU count will total approximately 60,000, and accommodate direct to consumer fulfillment in partnership with the Company's retail customers, or support in-store pickup of merchandise ordered electronically. The Company installed its first generation, internet-based music kiosks in a pilot group of customer retail stores during the third quarter of this year. These kiosks will serve as the "music expert," providing a wide range of information on each title, including track information, music sampling and product availability. Through the kiosks, consumers will be able to order additional titles not found on the store shelves. The Company will integrate its e-fulfillment options with its customers, allowing the consumer to have the product shipped to the consumer's home or to the retail store for pickup. During the fourth quarter of fiscal 2001, the Company anticipates the testing of manufacturing on demand through these kiosks. In addition, the Company has developed an application service provider ("ASP") service to support ordering music product through customer web sites.

                             * * * * * * * * * * * *


This document contains forward-looking statements that are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including, without limitations, conditions in the music industry, ability to enter into profitable agreements with customers in the new businesses outlined in the Company's strategic growth plan, securing funding or providing sufficient cash required to build and grow the new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, nature and extent of new product releases, retail environment, effects of electronic commerce, relationships with the Company's lenders, pricing and competitive pressures, certain global and regional economic conditions, and other factors discussed in this Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION

      Item 6.   Exhibits or Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter.

SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HANDLEMAN COMPANY



DATE: March 15, 2001                    BY:      /s/ Stephen Strome
      ------------------------              --------------------------------

                                                 STEPHEN STROME
                                                  Chairman and
                                                 Chief Executive Officer

DATE: March 15, 2001                    BY:      /s/ Leonard A. Brams
      ------------------------              --------------------------------

                                                    LEONARD A. BRAMS
                                                Senior Vice President, Finance
                                                 and  Chief Financial Officer
                                                 (Principal Financial Officer)