Form 10-K
period 2001-04-28
HANDLEMAN CO /MI/
filed 2001-07-24
CIK 314727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2001         Commission File No. 1-7923

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
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


    Title of each class                   Name of each exchange which registered
----------------------------              --------------------------------------
COMMON STOCK $.01 PAR VALUE                        NEW YORK STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               -----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              YES  X     NO_____
                                 -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of June 29, 2001 was $424,813,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 29, 2001 was 26,682,285.

Item 14(a) 3. on page 40 describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                    PART 1

Item 1.                            BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the "Company" or "Handleman" or "Registrant"), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

DESCRIPTION OF BUSINESS:
------------------------

Handleman Company is comprised of two operating segments: Handleman Entertainment Resources (H.E.R.) and North Coast Entertainment (NCE).

H.E.R. is a category manager and distributor of prerecorded music to mass merchants in the United States, United Kingdom, Canada, Mexico and Brazil. As a category manager, H.E.R. manages a broad assortment of titles required to optimize sales in retail stores and provides direct-to-store shipments, marketing of the selections, in-store merchandising and product exchange.

NCE has three companies in its portfolio. Anchor Bay Entertainment, an independent home video label, markets a collection of titles that range from horror to exercise to children's classics. Madacy Entertainment, an independent record label, markets music and video products with a catalog spanning all genres. The itsy bitsy Entertainment Company is a provider of early childhood entertainment, both on and off the screen, for the youngest of children and their caregivers.

The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, "Accounting Policies." Segment data includes intersegment revenues, as well as a charge allocating all corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest.

See Note 2 of Notes to Consolidated Financial Statements for additional information regarding segment activities.

The following table sets forth net sales, and the percentage contribution to consolidated revenues, for the Company's two business segments for the fiscal years ended April 28, 2001 ("Fiscal 2001"), April 29, 2000 ("Fiscal 2000") and May 1, 1999 ("Fiscal 1999").

                                                                                       Years Ended
                                                                              (dollar amounts in millions)
                                                      --------------------------------------------------------------------------
                                                           April 28, 2001             April 29, 2000              May 1, 1999
                                                             (52 weeks)                 (52 weeks)                (52 weeks)
                                                      ---------------------       --------------------      --------------------
Handleman Entertainment Resources                             $1,064.0                   $1,011.3                  $  888.4
% of Total                                                        89.2                       88.9                      83.9

North Coast Entertainment                                        142.7                      142.0                     139.0
% of Total                                                        12.0                       12.5                      13.1

Eliminations, principally NCE sales to H.E.R.,
   net of corporate rental income                                (13.7)                     (15.7)                    (17.5)
% of Total                                                        (1.2)                      (1.4)                     (1.6)

Exited activities/(1)/                                              --                         --                      48.7
% of Total                                                                                                              4.6
                                                              --------                   --------                  --------

TOTAL                                                         $1,193.0                   $1,137.6                  $1,058.6
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


                       Handleman Entertainment Resources
                       ---------------------------------


As category manager and distributor of pre-recorded music, H.E.R. manages the selection, acquisition, delivery, display and return of music product for unrelated mass merchant chain stores. The following discussion pertains to these category management activities of H.E.R. which comprises approximately 89% of the Company's sales.

The Company's vendors and customers use the services of H.E.R. for a variety of reasons:

 .    Music is a local and national business requiring that products selected for each individual store meet the demand of consumers who frequent each store.

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

 .    Direct store shipment - the Company bypasses mass merchant distribution centers and ships directly to thousands of retail locations.

 .    Numerous small quantity shipments - to tailor each store inventory to changing consumer demand in each store, the Company must make frequent shipments of less than case lot quantities to each store.

The Company distributes throughout vast geographic regions and adapts selections to local tastes via a coordination of national and local purchasing responsibility, both monitored by inventory control programs. In fiscal 2001, approximately 93% of H.E.R.'s sales were in the U.S. and Canada.

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

Since the public's taste for the products the Company supplies is broad and varied, H.E.R. is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company's exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-salable product purchases exceed vendor return limitations. Vendors offer a variety of return programs, ranging from 100% returns to zero return allowance. Other vendors offer incentive and penalty arrangements to restrict returns. Accordingly, the Company may possess in its inventories non-salable product that can only be returned to vendors with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendor's return policies.

H.E.R. generally does not have distribution contracts with manufacturers or suppliers; consequently, its relationships with them may be discontinued at any time by such manufacturers or suppliers, or by H.E.R.


Customers
---------

The customers of H.E.R. utilize H.E.R.'s services for a variety of reasons. Products must be selected from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, cassettes) and different payment and return arrangements. In addition, mass merchants utilize category managers due to the complexity of managing the numerous SKUs required per department, the variability of salable items among individual stores of a mass merchant chain, the wide array of programs offered by the multitude of vendors, the "hits" nature of the business and the high risk of inventory obsolescence. By utilizing H.E.R., customers avoid substantially all of the risks inherent in product selection and the risk of inventory obsolescence.

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

Advertising: H.E.R. supplies point-of-purchase materials and assists customers in preparing radio, television and print advertisements.

Fixturing: H.E.R. provides specially designed fixtures that emphasize product visibility and accessibility.

Freight:  H.E.R. coordinates delivery of product to each store.

Product Exchange: H.E.R. protects its continuing customers against product markdowns by offering the privilege of exchanging slower-selling product for newer product.

The nature of the Company's business lends itself to computerized ordering, distribution and store inventory management techniques. The Company is able to tailor the inventories of individual stores to reflect the customer profile of each store and to adjust inventory levels, product mix and selections according to seasonal and current selling trends.

Using proprietary processes and systems to forecast consumer demand, Handleman determines the selections to be offered in its customers' retail stores, and ships these selections to the stores from one of its distribution centers. Slow-selling items are removed from the stores by the Company and are recycled for redistribution to other stores, or for return to the manufacturers. Returns from customer stores occur for a variety of reasons, including new releases which did not achieve their expected sales potential, advertised product to be returned after the promotion has ended, regularly scheduled realignment pick-ups and customer directed returns. The Company (for financial reporting purposes) reduces gross sales and direct product costs for estimated future returns at the time the merchandise is shipped to customer stores.

During the fiscal year ended April 28, 2001, one customer, Wal-Mart, accounted for approximately 44% of the Company's consolidated sales, while a second customer, Kmart, accounted for approximately 35%. Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance of, or a significant unfavorable change in, the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales and earnings.


Operations
----------

H.E.R. distributes products from facilities in the U.S., Canada, Mexico and the United Kingdom. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers' stores and the importance of timely delivery of new releases. Due to the nature of the music business, display of new releases close to authorized "street dates" is an important driver of both retail sales and customer satisfaction.

Within its facilities, H.E.R. operates return centers, including use of automated return processing equipment in the United States and Canada, to expedite the processing of customer returns. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled from returns from other stores.

H.E.R. has implemented high-technology automated distribution equipment in Indianapolis, Indiana; Sparks, Nevada; and Toronto, Canada; and is in the process of implementing automated distribution equipment in Warrington, United Kingdom.

H.E.R. also utilizes a proprietary inventory management system ("PRISM"). PRISM automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. PRISM also provides the basis to develop title specific billing to allow the Company to better serve its customers.

Other Developments
------------------

On February 1, 2001, the Company began category management, distribution and service to 241 ASDA stores in the United Kingdom. The Company anticipates, going forward, that Handleman UK will add over $100 million to sales on an annual basis.

In November 2000, H.E.R. launched Handleman Online ("HOL") to enhance its position in music category management by extending its capabilities to internet driven markets. HOL provides both traditional and online retailers with an array of e-commerce related products and services. HOL offers customers outsourced inventory management and shipment of entertainment related products to consumer's homes or to their local stores. Handleman Online also offers an outsourced online webstore solution branded for each retailer that can either be offered as a stand-alone webstore or transparently integrated into the retailer's existing online environment. In addition, HOL offers its kiosk products to enhance in-store shopping with preview capabilities as well as allowing consumers to purchase from a deeper catalog of music titles. HOL revenues in fiscal 2001 were not material, nor are such revenues anticipated to be material in fiscal 2002. The Company, however, will continue to invest in HOL in fiscal 2002 to position itself for future opportunities within internet driven markets.


                           North Coast Entertainment
                           -------------------------

NCE, a subsidiary of Handleman Company, includes the Company's proprietary product operations. NCE is the umbrella company for subsidiaries which acquire exclusive licensing and distribution rights for home entertainment properties including music and video products. Such items are manufactured and then distributed directly to distributors or retailers. In fiscal 2001, approximately 99% of NCE's sales were in the U.S. and Canada. Many NCE products are categorized as budget, with many retailing for under $10. Such products are designed to provide high margins to the retailer at prices that generate impulse sales.

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

NCE's current portfolio is comprised of the following entities:

 .    Anchor Bay Entertainment ("ABE") is an independent home video label. In addition to acquiring films for home entertainment distribution, ABE markets a wide variety of products including the award-winning children's series, Thomas the Tank Engine. Thomas has been a member of the ABE family for nearly a decade. ABE also has a solid stable of fitness products including the chart-topping Crunch series and most recently, the popular Yoga for Dummies based on the successful For Dummies book franchise. ABE is
                                              -----------
     perhaps most noted for being one of the best marketers within the horror genre and has the rights for Halloween and The Evil Dead series.

 .    Madacy Entertainment Group ("Madacy") is an independent recording label which markets a range of music and video products with a catalog spanning all genres. Madacy is the largest independently distributed label in North America for the fifth consecutive year as published by Billboard Magazine.
                                                            ------------------
     It provides licensing services and distributes music, video, DVD and customer entertainment premiums through its offices located in North America and Europe. Madacy operates nine market-driven divisions namely Madacy Special Products, Madacy Special Markets, Madacy Label Group, Madacy Kids, Madacy Latino, Madacy Christian, Madacy Entertainment Interactive, Madacy Sports Music and Madacy Home Video. The Madacy Label Group, launched in 1999, distributes albums for other labels and produces music for its own labels including Relentless Records (Contemporary Rock and Pop), Relentless Nashville (Country), Bongo Boy Records (World Music, Reggae) and Suite 102 Music (Easy Listening, Jazz). Madacy Entertainment Group provides a variety of marketing services to their clients including the creation and production of advertising, custom packaging, manufacturing of audio, video and DVD, the development of promotional campaigns, branding consultancy, strategic media buying and planning, field marketing, sports marketing and internet marketing.

 .    The itsy bitsy Entertainment Company ("TibECo"), is a provider of early childhood entertainment, both on and off the screen, for the youngest of children and their caregivers. TibECo holds exclusive rights to license a number of popular entertainment properties including Teletubbies, created by Ragdoll Ltd., and the classic children's brand, Eloise. TibECo consists of an on-screen division responsible for producing, selling and distributing its media products as well as an off-screen division, which oversees its licensing, marketing, retail and promotion efforts. In addition, TibECo includes a consumer products division, which creates and distributes its own children's merchandise under the Hooray! brand name.

NCE's management will continue to focus on growing the business through licensing, acquiring or producing new products, as well as via new markets, new customers, geographical growth, growth within the home entertainment category and selective acquisitions and joint ventures.


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

The Company's sales and earnings are of a seasonal nature. Note 9, Quarterly Financial Summary (unaudited), on page 37 under Item 8, discloses quarterly results which indicate the seasonality of the Company's business.

The Company has approximately 2,700 employees. As of April 28, 2001, none were unionized.

Item 2.                          PROPERTIES


As of April 28, 2001, the Company's H.E.R. segment occupied leased warehouses located in Indianapolis, Indiana; Reno, Nevada; Toronto, Ontario; Warrington, United Kingdom and Mexico City, Mexico. H.E.R. also occupies nine leased satellite sales offices located in the states of Maryland, Michigan, Missouri, California, Georgia, Illinois and New York, as well as the Canadian provinces of Alberta and Quebec. The vacant Company-owned warehouse in Tampa, Florida, which has a net book value of approximately $2.0 million, is in the process of being sold. Sale proceeds are estimated to approximate net book value.

The Company's NCE unit leases one warehouse located in Quebec, Canada. NCE also occupies leased office space within the United States in the states of Michigan, California, New Jersey, New York, Tennessee and Minnesota, as well as in Canada, Germany and the United Kingdom.

The Company owns its 130,000 square feet corporate office building located in Troy, Michigan, of which approximately 31,000 square feet are leased to an outside lessee.


Item 3.                        LEGAL PROCEEDINGS


There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and for which the outcome would not be material to future results of operations, financial position and cash flows.


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



Below is a summary of the market price of the Company's common stock:

                                     Fiscal Year Ended

                 ------------------------------------------------------------
                        April 28, 2001                  April 29, 2000

     Quarter         Low             High            Low             High
     -------     ------------------------------------------------------------

     First          $8.75          $12.88          $10.75           $14.50

     Second          9.81           13.44            9.38            16.38

     Third           6.44           10.75            9.75            17.00

     Fourth          8.57           11.60            8.50            12.88


As of June 29, 2001, the Company had 3,120 shareholders of record.


The Company has not declared or paid dividends during the two fiscal years presented herein.

Item 6.
                            SELECTED FINANCIAL DATA
                               HANDLEMAN COMPANY
                               FIVE-YEAR REVIEW
            (amounts in thousands except per share data and ratios)

                                                  2001     %        2000   %         1999     %        1998    %        1997   %
                                                  ----     -        ----   -         ----     -        ----    -        ----   -
SUMMARY OF OPERATIONS:

Revenues                                       $1,192,979 100.0 $1,137,605 100.0  $1,058,553 100.0 $1,104,522 100.0 $1,181,037 100.0
Gross profit, after direct product costs          296,170  24.8    288,776  25.4     266,870  25.2    270,052  24.4    274,258  23.2
Selling, general & administrative expenses        224,406  18.8    219,625  19.3     211,682  20.0    243,778  22.1    250,286  21.2
Depreciation and amortization:  included in
  selling, general & administrative expenses       20,949   1.8     20,109   1.8      20,488   1.9     32,733   3.0     35,330   3.0
Repositioning and related charges                      --               --            96,362   9.1     13,684   1.2         --
Interest expense, net                               2,632    .2      3,178    .3       8,088    .8     12,319   1.1     10,967    .9
Income (loss) before income taxes
  and  minority interest                           69,132   5.8     65,973   5.8     (49,262)   *         271   *       13,005   1.1
Income tax expense (benefit)                       26,379   2.2     26,255   2.3     (16,449)   *       2,800    .3      4,909    .4
Net income (loss)                                  42,031   3.5     38,648   3.4     (35,052)   *         312   *        5,352    .5
Dividends                                              --               --                --               --               --
Weighted average number of shares outstanding
                                    --  basic      27,318           29,425            31,568           32,868           33,481
                                    --  diluted    27,458           29,692            31,818           32,886           33,500

PER SHARE DATA:

Earnings (loss) per share--basic               $     1.54      $      1.31        $    (1.11)      $      .01       $      .16
                         --diluted                   1.53             1.30             (1.11)             .01              .16

BALANCE SHEET DATA:

Merchandise inventories                        $  113,348      $   100,298        $  102,589       $  187,173       $  188,215
Total assets                                      590,667          519,683           487,856          613,056          667,886
Debt, current                                      14,571           14,571            18,571           18,571           15,000
Debt, non-current                                  53,014           33,986            39,857          114,768          135,520
Working capital                                   162,867          129,721           152,721          246,916          260,936
Shareholders' equity                              253,228          223,282           225,686          273,807          283,653

FINANCIAL RATIOS:

Working capital ratio
 (Current assets/current liabilities)                 1.6              1.5               1.7              2.1              2.1
Inventory turns
 (Direct product costs/average
  inventories throughout year)                        6.8              6.6               5.5              3.9              4.1
Debt to total capitalization ratio
 (Debt, non-current/debt, non-current plus
  shareholders' equity)                              17.3%            13.2%             15.0%            29.5%            32.3%
Return on assets (Net income/average assets)          7.6%             7.7%                *                *               .8%
Return on beginning shareholders' equity
 (Net income/beginning shareholders' equity)         18.8 %           17.1%                *               .1%             1.9%


       *  - Not meaningful
      **  - Amount for fiscal 1999 is net of $31,000 gain on sale of subsidiary.


      Note: The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 2001, 2000, 1999 and 1998 consisted of 52 weeks, whereas fiscal 1997 consisted of 53 weeks. Management believes the inclusion of one additional week in fiscal 1997 did not have a material effect on results of operations for fiscal 1997.

Item 7.                   Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations, principally in North America and the United Kingdom. NCE encompasses the Company's proprietary operations, which include music and video products, as well as licensing operations. All references herein to NCE exclude Sofsource, which was sold during the first quarter of fiscal 1999. Business segment sales discussed herein include intercompany sales which are eliminated in consolidation.

The following table sets forth net sales, and the percentage contribution to consolidated revenues, for the Company's two business segments for the fiscal years ended April 28, 2001, April 29, 2000 and May 1, 1999.

                                                                                          Year Ended
                                                                                 (dollar amounts in millions)
                                                       ----------------------------------------------------------------------------
                                                             April 28, 2001              April 29, 2000               May 1, 1999
                                                               (52 weeks)                  (52 weeks)                  (52 weeks)
                                                       -----------------------       --------------------       -------------------
Handleman Entertainment Resources                               $1,064.0                    $1,011.3                    $  888.4
% of Total                                                          89.2                        88.9                        83.9

North Coast Entertainment                                          142.7                       142.0                       139.0
% of Total                                                          12.0                        12.5                        13.1

Eliminations, principally NCE sales to H.E.R.,
   net of corporate rental income                                  (13.7)                      (15.7)                      (17.5)
% of Total                                                          (1.2)                       (1.4)                       (1.6)

Exited Activities /(1)/                                               --                          --                        48.7
% of Total                                                                                                                   4.6
                                                                --------                    --------                    --------

TOTAL                                                           $1,193.0                    $1,137.6                    $1,058.6
                                                                ========                    ========                    ========



/(1)/ Exited activities represent, within H.E.R., sales of the exited video, book and software product lines and sales in Argentina where the operations were sold in the fourth quarter of fiscal 1999, and, within NCE, sales at Sofsource which was sold during the first quarter of fiscal 1999.

Comparison of Fiscal 2001 with Fiscal 2000
------------------------------------------

For the fiscal year ended April 28, 2001 ("fiscal 2001"), revenues increased 5% to $1.19 billion from $1.14 billion for the fiscal year ended April 29, 2000 ("fiscal 2000"). Net income for fiscal 2001 was $42.0 million or $1.53 per diluted share, compared to net income of $38.6 million or $1.30 per diluted share for fiscal 2000.

H.E.R. net sales increased 5% to $1.06 billion for fiscal 2001 from $1.01 billion for fiscal 2000. Over 60% of the increase in net sales was attributable to H.E.R.'s United Kingdom ("UK") operations where the Company gained the ASDA chain as a new customer in February 2001, and substantially all of the remaining increase was attributable to improved sales in the United States throughout the year.

NCE net sales for fiscal 2001 were $142.7 million, essentially the same as $142.0 million for fiscal 2000. Increased sales of approximately $12.5 million in the Anchor Bay Entertainment unit were offset by sales declines at the Madacy Entertainment Group and The itsy bitsy Entertainment Company ("TibECo") units.

Direct product costs as a percentage of revenues was 75.2% for the year ended April 28, 2001, compared to 74.6% for the year ended April 29, 2000. The slight increase was due to higher costs as a percentage of revenues within the NCE segment.

Selling, general and administrative ("SG&A") expenses for fiscal 2001 were $224.4 million or 18.8% of revenues, compared to $219.6 million or 19.3% of revenues for fiscal 2000. SG&A expenses at NCE approximated prior year levels, whereas H.E.R. expenses increased due to the increase in H.E.R. sales; however, as a percentage of sales, SG&A expenses at H.E.R. declined year over year.

Income before interest, income taxes and minority interest ("operating income") for fiscal 2001 increased to $71.8 million from $69.2 million in fiscal 2000. H.E.R. operating income rose 21% to $66.1 million in fiscal 2001 from $54.8 million in fiscal 2000. The increase in H.E.R. operating income was primarily attributable to North American operations. NCE operating income was $4.3 million in fiscal 2001, compared with $14.2 million in fiscal 2000. This decrease was due to a higher operating loss at TibECo, as well as reduced operating income at Madacy Entertainment Group. The Company's expectation is that NCE operating income will improve in fiscal 2002 to levels more comparable to fiscal 2000 operating income.

Net interest expense was $2.6 million for fiscal 2001, compared to $3.2 million for fiscal 2000. The decrease in interest expense was attributable to lower borrowing levels.

Minority interest recognized in the statement of income represents the minority shareholders' portion of the income or loss for less than wholly-owned subsidiaries. Minority interest expense was $.7 million for fiscal 2001, compared to $1.1 million for fiscal 2000.

The effective income tax rate for fiscal 2001 of 38.2% was lower than the fiscal 2000 tax rate of 39.8%. The decrease in the rate from last year was primarily due to tax benefits resulting from tax planning initiatives. The effective rate for fiscal 2001 was higher than expected due to higher losses at TibECo where no tax benefit on these losses was recognized because TibECo was an unconsolidated subsidiary for income tax purposes for fiscal 2001. The Company expects its effective tax rate for fiscal 2002 to approximate its rate for fiscal 2001.

Accounts receivable, net was $265.3 million at April 28, 2001, compared to $234.0 million at April 29, 2000. This increase was due to the higher sales level in the fourth quarter of fiscal 2001, compared to the fourth quarter of fiscal 2000.

Other assets, net was $101.8 million at April 28, 2001, compared to $90.0 million at April 29, 2000. This increase was primarily attributable to the cost of license advances and acquired rights.

The increase in other current liabilities to $44.8 million at April 28, 2001 from $31.2 million at April 29, 2000 was chiefly due to increases in accrued royalties and the timing of income tax payments.

Debt, non-current was $53.0 million at April 28, 2001, compared to $34.0 million at April 29, 2000. This change was caused by additional borrowings under the Company's revolving line of credit and the inclusion of the Handleman UK revolving line of credit borrowings.

During fiscal 2001, the Company repurchased 1,230,880 shares of its common stock at a cost of $12 million, leaving 26,540,000 shares outstanding as of April 28, 2001. The current stock repurchase program was approved by the Board of Directors in December 2000 and allows the Company to repurchase up to 10% of its outstanding common stock as of that date. Under the current authorization, which has no expiration date, the Company can repurchase in fiscal year 2002 or later approximately 2,100,000 additional shares.


Comparison of Fiscal 2000 with Fiscal 1999
------------------------------------------

For the fiscal year ended April 29, 2000 ("fiscal 2000"), revenues increased 7% to $1.14 billion from $1.06 billion for the fiscal year ended May 1, 1999 ("fiscal 1999"). This increase in revenues was primarily the result of increased music sales at H.E.R. Fiscal 1999 revenues included $48.7 million attributable to product lines and activities exited pursuant to the repositioning program discussed later herein.

Net income for fiscal 2000 was $38.6 million or $1.30 per diluted share, compared to a net loss of $(35.1) million or $(1.11) per share for fiscal 1999. The Company's fiscal 1999 results included pre-tax repositioning and related charges of $127.4 million and a pre-tax gain on the sale of a subsidiary (Sofsource) of $31 million.

H.E.R. net sales increased 14% to $1.01 billion for fiscal 2000 from $888.4 million for fiscal 1999. This increase in net sales was principally due to strong music sales by H.E.R.'s customers. Management believes this was mainly due to the Company's mass merchant customers outperforming, in regards to music sales, other music retailers as a group, as well as exceeding the overall music industry growth rate.

NCE net sales for fiscal 2000 were $142.0 million, compared to $139.0 million for fiscal 1999.

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

                                                            Fiscal Year Ended
                                            --------------------------------------------------
                                             April 29, 2000
                                              As Reported       May 1, 1999      May 1, 1999
                                              and Proforma      As Reported       Proforma
                                              ------------      -----------       --------

         Revenues                               $1,137.6         $1,058.6         $1,058.6
         Direct product costs                      848.8            791.7            823.3
         Repositioning and related costs              --            127.4             95.8
         Direct product costs as a
          percentage of revenues                    74.6%            74.8%            77.8%


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

Income before interest, income taxes, minority interest, repositioning and related charges and gain on sale of subsidiary ("operating income") for fiscal 2000 increased to $69.2 million from $55.2 million for fiscal 1999. H.E.R. operating income increased 52% to $54.8 million for fiscal 2000 from $36.1 million for fiscal 1999. This increase was attributable to the higher sales level. NCE operating income was $14.2 million for fiscal 2000, compared to $20.0 million for fiscal 1999. The decrease in NCE operating income was principally related to increased SG&A expenses.

Net interest expense for fiscal 2000 was $3.2 million, compared to $8.1 million for fiscal 1999. This decrease in net interest expense was attributable to lower borrowing levels.

Minority interest recognized in the statement of income represents the minority shareholders' portion of the income or loss for less than wholly-owned subsidiaries. Minority interest expense was $1.1 million for fiscal 2000, compared to $2.2 million for fiscal 1999.

Accounts receivable, net was $234.0 million at April 29, 2000, compared to $218.0 million at May 1, 1999. This increase was primarily due to the higher level of sales in the fourth quarter of fiscal 2000, compared to the fourth quarter of fiscal 1999.

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

Other liabilities were $14.3 million at April 29, 2000, compared to $5.5 million at May 1, 1999. This increase was primarily the result of an increase in deferred revenues, which related to cash received for future revenue recognition on certain new investments at TibECo.


The following comments relate to the Company's repositioning program.

On June 2, 1998, the Company's Board of Directors approved a repositioning program designed to focus the Company on its core music distribution business. The major components of the program were:

 .      Exit the H.E.R. video, book and software distribution and service operations;
 .      Reduce the number of customers serviced in the music distribution business within H.E.R.; and
 .      Sell Sofsource, the Company's software publishing subsidiary.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at April 28, 2001 was $162.9 million, compared to $129.7 million at April 29, 2000. The working capital ratio was 1.6 to 1 at April 28, 2001, compared to 1.5 to 1 at April 29, 2000.

Property and equipment consist primarily of display fixtures, computer hardware and software, warehouse equipment and facilities. The Company also acquires or licenses video and music products which it markets. Purchases of these assets are expected to be funded primarily by cash flow from operations.

The Company has an unsecured, five-year, $150,000,000 credit agreement, as amended, with a consortium of banks that expires in September 2002. $25,000,000 was outstanding under the credit agreement as of April 28, 2001. The Company also has $25,285,000 outstanding as of April 28, 2001 under a senior note agreement with a group of insurance companies, of which $14,571,000 matures in fiscal 2002. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the senior notes, including scheduled maturities.

Two subsidiary companies have uncommitted credit facilities with certain banks. The Company has guaranteed repayment of amounts borrowed under each facility and is required to maintain availability under its $150,000,000 unsecured credit agreement in an amount equal to total borrowings under the guaranteed lines of credit. As of April 28, 2001, TibECo had $8,700,000 outstanding on its $8,750,000 facility and the Company's UK subsidiary had $8,600,000 outstanding on its $11,500,000 facility.

Net cash provided from operating activities included in the Consolidated Statement of Cash Flows decreased to $43,893,000 for fiscal 2001 from $107,476,000 for fiscal 2000. This decrease was attributable to an increase during fiscal 2001 in the investment in working capital.

Net cash used by investing activities was $44,718,000 for fiscal 2001, compared to net cash used by investing activities of $56,448,000 for fiscal 2000.

Net cash provided from financing activities was $6,943,000 for 2001, compared to $50,923,000 used by financing activities for fiscal 2000. This change was principally due to fewer shares of common stock being repurchased in fiscal 2001 compared to fiscal 2000, and additional borrowings under the Company's revolving credit agreements in fiscal 2001.

Management believes that the credit agreement, and the senior note agreement, will provide sufficient amounts to fund day-to-day operations and higher peak seasonal demands. For further information, reference should be made to Note 5 of Notes to Consolidated Financial Statements.


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

                                *  *  *  *  *  *


Information in this document contains forward-looking statements that are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including, without limitation, conditions in the music industry, ability to enter into profitable agreements with customers in the new businesses outlined in the Company's strategic growth plan, securing funding or providing sufficient cash required to build and grow the new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, effects of electronic commerce, relationships with the Company's lenders, pricing and competitive pressures, certain global and regional economic conditions, and other factors discussed in this Form 10-K and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Accountants

Consolidated Balance Sheet at April 28, 2001, April 29, 2000 and May 1, 1999

Consolidated Statement of Income - Years Ended April 28, 2001, April 29, 2000 and May 1, 1999

Consolidated Statement of Shareholders' Equity - Years Ended April 28, 2001, April 29, 2000 and May 1, 1999

Consolidated Statement of Cash Flows - Years Ended April 28, 2001, April 29, 2000 and May 1, 1999

Notes to Consolidated Financial Statements

                       Report of Independent Accountants



  To the Board of Directors and Shareholders of Handleman Company:


  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Handleman Company and subsidiaries (the "Company") at April 28, 2001, April 29, 2000 and May 1, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 14(a) 2 of this Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



  PricewaterhouseCoopers LLP



  Detroit, Michigan
  June 5, 2001

                               HANDLEMAN COMPANY
                          CONSOLIDATED BALANCE SHEET
          YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999
                   (amounts in thousands except share data)
                   ----------------------------------------

ASSETS                                                                    2001                  2000               1999
------                                                                    ----                  ----               ----
Current assets:
   Cash and cash equivalents                                         $       33,628       $        27,510     $       27,405
   Accounts receivable, less allowance of $16,336
      in 2001, $17,383 in 2000 and $13,760 in 1999
      for gross profit impact of estimated future returns                   265,280               234,005            217,968
   Merchandise inventories                                                  113,348               100,298            102,589
   Other current assets                                                      19,720                16,036             21,560
                                                                     ---------------      ---------------    ----------------
      Total current assets                                                  431,976               377,849            369,522
Property and equipment, net                                                  56,887                51,852             53,419
Other assets, net                                                           101,804                89,982             64,915
                                                                     ---------------      ----------------   ----------------
      Total assets                                                   $      590,667       $       519,683     $      487,856
                                                                     ===============      ================   ================

LIABILITIES
-----------

Current liabilities:
   Accounts payable                                                  $      209,766       $       202,339     $      156,300
   Debt, current portion                                                     14,571                14,571             18,571
   Accrued and other liabilities                                             44,772                31,218             41,930
                                                                     ---------------      ----------------    ---------------
      Total current liabilities                                             269,109               248,128            216,801
Debt, non-current                                                            53,014                33,986             39,857
Other liabilities                                                            15,316                14,287              5,512

SHAREHOLDERS' EQUITY
--------------------

Preferred stock, par value $1.00; 1,000,000
   shares authorized; none issued                                                --                    --                 --
Common stock, $.01 par value; 60,000,000
   shares authorized: 26,540,000, 27,691,000
   and 31,049,000 shares issued in 2001, 2000 and
   1999, respectively                                                           265                   277                310
Paid-in capital                                                                  --                    --              6,828
Foreign currency translation adjustment                                      (7,479)               (6,449)            (5,220)
Unearned compensation                                                           (63)                 (443)            (1,557)
Retained earnings                                                           260,505               229,897            225,325
                                                                     ---------------      ----------------    ---------------
      Total shareholders' equity                                            253,228               223,282            225,686
                                                                     ---------------      ----------------    ---------------
      Total liabilities and shareholders' equity                     $      590,667       $       519,683     $      487,856
                                                                     ===============      ================    ===============


   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
          YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999
                 (amounts in thousands except per share data)
                 --------------------------------------------

                                                                     2001                  2000               1999
                                                                     ----                  ----               -----
Revenues                                                         $   1,192,979        $   1,137,605       $   1,058,553

Costs and expenses:

  Direct product costs                                                 896,809              848,829             791,683
  Selling, general and administrative expenses                         224,406              219,625             211,682
  Interest expense, net                                                  2,632                3,178               8,088
  Repositioning and related charges                                         --                   --             127,362

Gain on sale of subsidiary                                                  --                   --             (31,000)
                                                                 --------------       --------------      --------------
     Income (loss) before income taxes
        and minority interest                                           69,132               65,973             (49,262)

Income tax (expense) benefit                                           (26,379)             (26,255)             16,449

Minority interest                                                         (722)              (1,070)             (2,239)
                                                                 --------------       --------------      --------------

     Net income (loss)                                           $      42,031        $      38,648       $     (35,052)
                                                                 ==============       ==============      ==============
Earnings (loss) per common share
     Basic                                                       $        1.54        $        1.31       $       (1.11)
                                                                 ==============       ==============      ==============
     Diluted                                                              1.53                 1.30               (1.11)
                                                                 ==============       ==============      ==============
Weighted average number of common shares
 outstanding during the year
     Basic                                                              27,318               29,425              31,568
                                                                 ==============       ==============      ==============
     Diluted                                                            27,458               29,692              31,818
                                                                 ==============       ==============      ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999
                            (amounts in thousands)
                            ----------------------


                                                    Common Stock                  Foreign                              Total
                                                 -------------------             Currency    Unearned                  Share-
                                                  Shares              Paid-In   Translation   Compen-    Retained     holders'
                                                  Issued     Amount   Capital   Adjustment    sation     Earnings      Equity
                                                 --------   -------- --------- ------------- ---------  ----------  ------------
May 2, 1998                                        31,977    $  320  $  20,710  $  (7,600)   $     --   $ 260,377    $  273,807


Net loss                                                                                                  (35,052)      (35,052)
Adjustment for foreign currency translation                                         2,380                                 2,380
                                                                                                                     ----------
Comprehensive loss, net of tax                                                                                          (32,672)
                                                                                                                     ----------
Common stock issuances, net of forfeitures,
   in connection with employee benefit plans          368         4      4,290                 (1,557)                    2,737
Common stock repurchased                           (1,742)      (18)   (20,991)                                         (21,009)
Additional investment in The itsy bitsy
   Entertainment Company, Inc.                        446         4      2,819                                            2,823
                                                  -------    ------  ---------  ---------    --------   ---------    ----------

May 1, 1999                                        31,049       310      6,828     (5,220)     (1,557)    225,325       225,686


Net income                                                                                                 38,648        38,648
Adjustment for foreign currency translation                                        (1,229)                               (1,229)
                                                                                                                     ----------
                                                                                                                         37,419
Comprehensive income, net of tax                                                                                     ----------

Common stock issuances, net of forfeitures,
   in connection with employee benefit plans          181         2      1,559                  1,114        (515)        2,160
Common stock repurchased                           (3,539)      (35)    (8,387)                           (33,561)      (41,983)
                                                  -------    ------  ---------  ---------    --------   ---------    ----------

April 29, 2000                                     27,691       277         --     (6,449)       (443)    229,897       223,282


Net income                                                                                                 42,031        42,031
Adjustment for foreign currency translation                                        (1,030)                               (1,030)
                                                                                                                     ----------
Comprehensive income, net of tax                                                                                         41,001
                                                                                                                     ----------
Common stock issuances, net of forfeitures,
   in connection with employee benefit plans           80                                         380         620         1,000
Common stock repurchased                           (1,231)      (12)                                      (12,043)      (12,055)
                                                  -------    ------  ---------  ---------    --------   ---------    ----------

April 28, 2001                                     26,540    $  265         --  $  (7,479)   $    (63)  $ 260,505    $  253,228
                                                  =======    ======  =========  =========    ========   =========    ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                               HANDLEMAN COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
          YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999
                            (amounts in thousands)
                             --------------------

                                                                             2001                  2000                 1999
                                                                             ----                  ----                 ----
Cash flows from operating activities:
     Net income (loss)                                                    $     42,031          $     38,648          $    (35,052)
                                                                          ------------          ------------          ------------
     Adjustments to reconcile net income (loss) to
          net cash provided from operating activities:
     Depreciation                                                               16,004                15,962                16,526
     Amortization of acquisition costs                                           4,945                 4,147                 3,962
     Recoupment of license advances                                             12,992                10,793                 9,478
     Loss on disposal of property and equipment                                    844                 1,008                   590
     Repositioning charge                                                           --                    --               110,000
     Gain on sale of subsidiary                                                     --                    --               (31,000)
     Loss on sale of book business                                                  --                    --                 1,291
     (Increase) decrease in accounts receivable                                (31,275)               (8,424)               12,101
     (Increase) decrease in merchandise inventories                            (13,050)                5,817                79,285
     (Increase) decrease in other operating assets                             (10,608)                5,682                (2,787)
     Increase (decrease) in accounts payable                                     7,427                36,113               (20,795)
     Increase (decrease) in other operating liabilities                         14,583                (2,270)              (68,634)
                                                                          ------------          ------------          ------------
          Total adjustments                                                      1,862                68,828               110,017
                                                                          ------------          ------------          ------------
          Net cash provided from operating activities                           43,893               107,476                74,965
                                                                          ------------          ------------          ------------

Cash flows from investing activities:
     Additions to property and equipment                                       (26,503)              (20,335)              (17,054)
     Proceeds from disposition of property and equipment                         4,750                   361                 4,742
     License advances and acquired rights                                      (22,965)              (30,042)              (13,561)
     Cash investment in Lifetime Entertainment Limited                              --                (6,432)                   --
     Cash investment in The itsy bitsy Entertainment
           Company, Inc.                                                            --                    --                (4,754)
     Proceeds from sale of subsidiary                                               --                    --                45,000
     Proceeds from sale of book business and other                                  --                    --                 3,308
                                                                          ------------          ------------          ------------
          Net cash provided from (used by) investing activities                (44,718)              (56,448)               17,681
                                                                          ------------          ------------          ------------

Cash flows from financing activities:
     Issuances of debt                                                       1,262,171             1,363,621             2,142,705
     Repayments of debt                                                     (1,243,143)           (1,373,492)           (2,217,616)
     Repurchase of common stock                                                (12,055)              (41,983)              (21,009)
     Other changes in shareholders' equity, net                                    (30)                  931                 5,117
                                                                          ------------          ------------          ------------
          Net cash provided from (used by) financing activities                  6,943               (50,923)              (90,803)
                                                                          ------------          ------------          ------------

Net increase in cash and cash equivalents                                        6,118                   105                 1,843
Cash and cash equivalents at beginning of year                                  27,510                27,405                25,562
                                                                          ------------          ------------          ------------
Cash and cash equivalents at end of year                                  $     33,628          $     27,510          $     27,405
                                                                          ============          ============          ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ________________


1. Accounting Policies:
   --------------------

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

   The Company's fiscal year ends on the Saturday closest to April 30th. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks.

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. Minority interest recognized in the statement of income represents the minority shareholders' portion of the income (loss) for less than wholly-owned subsidiaries. The minority interest share of the net assets of these subsidiaries of $4,187,000, $5,000,000 and $5,244,000 as of April 28, 2001, April 29, 2000 and May 1,
   1999, respectively, is included in other liabilities in the accompanying consolidated balance sheet. The Company does not have any material equity investments other than in companies in which they have voting control.

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

   Foreign Currency Translation

   The Company utilizes the policies outlined in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," to convert the balance sheet and operations of its foreign subsidiaries to United States dollars. Net transaction gains (losses) included in the statement of income were $(123,000), $383,000 and $(162,000) for the years ended April 28, 2001,
   April 29, 2000 and May 1, 1999, respectively.

   Recognition of Revenue and Future Returns

   Revenues are recognized upon shipment of the merchandise. The Company reduces gross sales and direct product costs for estimated future returns at the time the merchandise is sold. Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission regarding revenue recognition did not have an impact on the Company's revenue recognition policy when the Bulletin became effective in fiscal 2001.

                               ________________

  Inventory Valuation

  Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $11,086,000, $11,178,000 and $10,980,000 were incurred during the years ended April 28, 2001, April 29, 2000 and May 1, 1999, respectively. Merchandise inventories as of April 28, 2001, April 29, 2000 and May 1, 1999 included $855,000, $843,000 and $892,000, respectively, of such costs.

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

  Depreciation

  Depreciation is computed using primarily the straight-line method based on the following estimated useful lives:

              Display fixtures                    5 years
              Computer hardware and software      3-5 years
              Equipment, furniture and other      3-10 years
              Buildings and improvements          10-40 years

  License Advances and Acquired Rights

  The Company, principally in its proprietary product business, acquires video and audio licenses or rights giving it the exclusive privilege to manufacture and distribute such products. The cost of license advances and acquired rights are included in other assets in the consolidated balance sheet and are amortized based upon the sales volume method over a period which is the lesser of the term of the agreement or the products' estimated useful life. The effective lives of the licenses and rights tend to range from three to five years. As of April 28, 2001, April 29, 2000 and May 1, 1999, licenses and acquired rights, net of amortization, amounted to $74,181,000, $61,390,000 and $31,654,000, respectively.

  Intangible Assets

  Intangible assets consist primarily of the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Such amounts included in other assets in the consolidated balance sheet as of April 28, 2001, April 29, 2000 and May 1, 1999 are $19,719,000, $24,575,000 and
  $24,624,000, which are net of amortization of $15,756,000, $10,900,000 and
  $7,894,000, respectively. These assets are amortized using the straight-line method over periods ranging from four to 15 years. As of April 28, 2001, the weighted average period remaining to be amortized is approximately six years.

                               ________________

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

   Financial Instruments

   The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under Statement of Financial Accounting Standards No. 107. The Company estimates that fair values generally approximated carrying values at April 28, 2001, April 29, 2000 and May 1, 1999. Fair values have been determined through information obtained from market sources and management estimates.

   Earnings Per Share

   For computing diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share," additional weighted average shares attributable to outstanding stock options were 140,000, 267,000 and 250,000 for the years ended April 28, 2001, April 29, 2000 and May 1, 1999, respectively.

   Reclassifications

   The 2000 and 1999 Consolidated Statement of Cash Flows have been conformed to the presentation adopted in 2001.

2. Segment Information:
   --------------------

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

                               ________________

The tables below present information about reported segments for the years ended April 28, 2001, April 29, 2000 and May 1, 1999 (in thousands of dollars):

             Fiscal 2001:                              H.E.R.          NCE             Total
                                                       ------          ---             -----
             Revenues, external customers           $1,064,003       $128,887       $1,192,890
             Intersegment revenues                          --         13,840           13,840
             Segment income                             66,123          4,271           70,394
             Total assets                              498,109        186,084          684,193
             Capital expenditures                       22,011          4,492           26,503

              Fiscal 2000:                             H.E.R.          NCE             Total
                                                       ------          ----            -----
              Revenues, external customers          $1,011,323       $126,282       $1,137,605
              Intersegment revenues                         --         15,716           15,716
              Segment income                            54,811         14,182           68,993
              Total assets                             425,743        175,468          601,211
              Capital expenditures                      14,016          6,319           20,335

              Fiscal 1999:                             H.E.R.          NCE             Total
                                                       ------          ---             -----
              Revenues, external customers          $  884,670       $124,560       $1,009,230
              Intersegment revenues                      3,737         14,408           18,145
              Segment income                            36,099         19,973           56,072
              Total assets                             377,869        152,246          530,115
              Capital expenditures                      13,004          4,050           17,054

                               ________________


A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and total segment assets to total consolidated assets for the years ended April 28, 2001, April 29, 2000 and May 1, 1999 is as follows (in thousands of dollars):


                                                                      2001             2000             1999
                                                                      ----             ----             ----
        Revenues
        --------

           Total segment revenues                                  $1,206,730       $1,153,321       $1,027,375
           Revenues from exited activities                                 --               --           48,684
           Corporate rental income                                         89               --               --
           Elimination of intersegment revenues                       (13,840)         (15,716)         (17,506)
                                                                   ----------       ----------       ----------
           Consolidated revenues                                   $1,192,979       $1,137,605       $1,058,553
                                                                   ==========       ==========       ==========

        Income Before Income Taxes
        --------------------------

           Total segment income for reportable segments            $   70,394       $   68,993       $   56,072
           Segment loss for sold operation (Sofsource)                     --               --             (135)
           Interest revenue                                             1,844            2,195            1,392
           Interest expense                                            (4,476)          (5,373)          (9,480)
           Repositioning and related charges                               --               --         (127,362)
           Gain on sale of subsidiary                                      --               --           31,000
           Unallocated corporate (costs) income                         1,370              158             (749)
                                                                   ----------       ----------       ----------
           Consolidated income (loss) before income taxes          $   69,132       $   65,973       $  (49,262)
                                                                   ==========       ==========       ==========

        Assets
        ------

           Total segment assets                                    $  684,193       $  601,211       $  530,115
           Elimination of intercompany receivables
            and payables                                              (93,526)         (81,528)         (42,259)
                                                                   ----------       ----------       ----------
           Total consolidated assets                               $  590,667       $  519,683       $  487,856
                                                                   ==========       ==========       ==========

                              __________________


The following is revenue and long-lived asset information by geographic area as of and for the years ended April 28, 2001, April 29, 2000 and May 1, 1999:

                                                         Revenues
                                ----------------------------------------------------------

                                           2001                   2000             1999
                                           ----                   ----             ----
United States                           $1,030,120             $  997,238       $  926,573
Canada                                      85,712                 92,200           76,994
Other foreign                               77,147                 48,167           54,986
                                        ----------             ----------       ----------
                                        $1,192,979             $1,137,605       $1,058,553
                                        ==========             ==========       ==========

                                                     Long-Lived Assets
                                ----------------------------------------------------------

                                           2001                   2000              1999
                                           ----                   ----              ----
United States                           $  143,248             $  130,248       $  107,103
Canada                                       3,866                  4,012            3,888
Other foreign                                9,002                  7,056            3,320
                                        ----------             ----------       ----------
                                        $  156,116             $  141,316       $  114,311
                                        ==========             ==========       ==========


Foreign revenue is based upon the country in which the legal subsidiary is domiciled. Revenue from no single foreign country other than Canada was material to the consolidated revenues of the Company.

For the years ended April 28, 2001, April 29, 2000 and May 1, 1999, one customer accounted for approximately 35 percent, 35 percent and 31 percent of the Company's revenues, respectively, and a second customer accounted for approximately 44 percent, 42 percent and 39 percent of the Company's revenues, respectively. Approximately 98 percent, 98 percent and 96 percent of the combined revenues for these two customers are included in the H.E.R. segment for the years ended April 28, 2001, April 29, 2000 and May 1, 1999, respectively. Collectively, these customers accounted for approximately 74 percent, 63 percent and 66 percent of accounts receivable at April 28, 2001, April 29, 2000 and May 1, 1999, respectively.

                              __________________

3.  Repositioning and Related Charges:
    ----------------------------------

    On June 2, 1998 the Board of Directors approved a repositioning program designed to focus the Company on its core music distribution business. The repositioning program resulted in a $110 million charge to earnings in the first quarter of fiscal 1999 representing asset adjustments and cost accruals directly related to the repositioning program, other than certain costs totaling $17.4 million that were required to be expensed as incurred in the last three quarters of fiscal 1999. The repositioning activities, including employee severance programs, were completed during fiscal 1999.

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

                              __________________

A reconciliation of the provisions for repositioning and related charges and the remaining liability balance follows (in thousands):

                                                                                   Other
                                        Adjustment of                          Repositioning
                                        Assets to Net                         Related Costs,        Accrued
                                         Realizable         Intangibles       Including Exit       Liability
                                            Value            Write-off             Costs            Account
                                       --------------     --------------     ----------------     -------------
Amount provided during the
 first quarter ended August 1, 1998         $ 84,500           $ 13,000             $ 12,500         $ 110,000

Charges in fiscal 1999 resulting
 from asset write-offs and cash
 expenditures                                (84,500)           (13,334)             (11,935)         (109,769)


Reclassify residual intangibles
 write-off                                        --                334                 (334)               --
                                            ---------          ---------            ---------        ----------

Remaining balance as of
 May 1, 1999                                $     --           $     --                  231               231
                                            =========          =========

Charges in fiscal 2000 resulting
 from cash expenditures                                                                 (231)             (231)
                                                                                    ---------        ----------

Remaining balance as of
 April 29, 2000                                                                     $     --         $      --
                                                                                    =========        ==========



The remaining liability balance as of May 1, 1999 is included in accrued and other liabilities in the consolidated balance sheet.

                              __________________
4.  Pension Plan:
    -------------

The Company has two principal retirement plans which cover substantially all full-time U.S. employees. The benefit obligation, plan assets, funded status, net periodic benefit cost and the amount which is recorded in the Company's consolidated balance sheet at April 28, 2001, April 29, 2000 and May 1, 1999 for these plans are as follows:

                                                                    2001             2000             1999
                                                                    ----             ----             ----
Change in projected benefit obligation:
     Benefit obligation at beginning of year                  $  24,684,000     $ 26,553,000     $ 24,291,000
     Service cost                                                 1,148,000        1,206,000        1,109,000
     Interest cost                                                2,159,000        1,820,000        1,650,000
     Amendments                                                   1,263,000               --               --
     Actuarial (gain)/loss                                        5,229,000       (3,555,000)         879,000
     Benefits paid                                               (1,009,000)      (1,340,000)      (1,376,000)
                                                              -------------     ------------     ------------
               Benefit obligation at end of year              $  33,474,000     $ 24,684,000     $ 26,553,000
                                                              =============     ============     ============


Change in plan assets:
     Fair value of plan assets at beginning of year           $  20,174,000     $ 20,373,000     $ 20,413,000
     Actual return on plan assets                                   113,000        1,385,000        1,422,000
     Net realized gain on the sale of assets                      1,117,000        1,295,000        1,462,000
     Unrealized depreciation                                     (1,125,000)      (1,556,000)      (1,564,000)
     Company contribution                                         1,160,000           17,000           16,000
     Benefits paid                                               (1,009,000)      (1,340,000)      (1,376,000)
                                                              -------------     ------------     ------------
               Fair value of plan assets at end of year       $  20,430,000     $ 20,174,000     $ 20,373,000
                                                              =============     ============     ============


Funded status at end of year                                  $ (13,044,000)    $ (4,510,000)    $ (6,180,000)
Unrecognized net (gain)/loss from past experience
     different from that assumed                                  5,834,000         (982,000)       2,039,000
Unrecognized net gain from excess funding                          (252,000)        (371,000)        (490,000)
Unrecognized prior service cost                                   1,705,000          644,000          708,000
                                                              -------------     ------------     ------------
 Accrued benefit cost included in
     other liabilities                                        $  (5,757,000)    $ (5,219,000)    $ (3,923,000)
                                                              =============     ============     ============


Assumptions used in determining the actuarial present value of the projected benefit obligation included a weighted average discount rate of 7.25% for 2001, 7.75% for 2000 and 6.75% for 1999, and a rate of increase in future compensation levels of 5% for all years.

                                                                    2001             2000             1999
                                                                    ----             ----             ----
Components of net periodic benefit cost:
     Service cost                                               $ 1,148,000       $ 1,206,000     $ 1,109,000
     Interest cost                                                2,159,000         1,820,000       1,650,000
     Expected return on plan assets                              (1,744,000)       (1,696,000)     (1,701,000)
     Amortization of unrecognized transition
        asset, prior service cost and actuarial gain                135,000           (16,000)         65,000
                                                              -------------     -------------    ------------
               Net periodic benefit cost                        $ 1,698,000       $ 1,314,000     $ 1,123,000
                                                              =============     =============    ============

The expected long-term rate of return on assets was 8.5% for all years. Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee, as well as Handleman Company common stock valued at $835,000 at April 28, 2001, $888,000 at April 29, 2000 and $1,040,000 at May
1, 1999.

                              __________________

5. Debt:
   -----

   The Company has an unsecured, $150,000,000 line of credit with a consortium of banks, which is scheduled to expire in September 2002. At April 28, 2001, borrowings available under the credit agreement were $99,639,000, after $5,111,000 of outstanding letters of credit, borrowings of $25,000,000 outstanding at that date, and approximately $20,250,000 required to be available for guaranteed lines of credit as discussed below. The Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR." As of April 28, 2001, the interest rate was 5.5%. The weighted average amount of borrowings outstanding under the credit agreement was $5,430,000, $6,694,000 and $32,494,000 for the years ended April 28,
   2001, April 29, 2000 and May 1, 1999, respectively, and the weighted average interest rate under the credit agreement was 6.85% for the year ended April 28, 2001, 6.74% for the year ended April 29, 2000 and 6.8% for the year ended May 1, 1999.

   In fiscal 1995, the Company entered into a $100,000,000 senior note agreement, as amended, with a group of insurance companies. These notes bear interest at rates of 8.51% or 8.84%. Scheduled maturities for the senior note agreement as of April 28, 2001 are as follows:

                     2002               $14,571,000
                     2003                 3,572,000
                     2004                 3,571,000
                     2005                 3,571,000
                                        -----------
                                        $25,285,000
                                        ===========




   The senior note and the credit agreements contain certain restrictions and covenants, relating to, among others, interest coverage ratio, working capital, debt and net worth. As of April 28, 2001, the Company was in compliance with these various provisions.

   In fiscal 1999, a subsidiary entered into an $8,750,000 credit facility. As of April 28, 2001, the interest rate was 7.0% and $8,700,000 was outstanding and was classified as non-current debt. In fiscal 2001, a second subsidiary entered into an (Pounds)8,000,000 credit facility (approximately $11,500,000 U.S.) with a certain bank. As of April 28, 2001, the interest rate was 6.6% and $8,600,000 was outstanding and was classified as non-current debt. The Company has guaranteed repayment of amounts borrowed under each of these facilities, and is required to maintain availability under its $150,000,000 line of credit to refinance any outstanding balances.

   Interest expense for the years ended April 28, 2001, April 29, 2000 and May 1, 1999 was $4,527,000, $5,373,000 and $9,480,000, respectively. Interest paid for the years ended April 28, 2001, April 29, 2000 and May 1, 1999 was $4,462,000, $5,039,000 and $9,526,000, respectively.

                               _________________

6.    Income Taxes:
      -------------

The domestic and foreign components of income (loss) before income taxes and minority interest for the years ended April 28, 2001, April 29, 2000 and May 1, 1999 are as follows:

                                                2001          2000          1999
                                             -----------   -----------  ------------

Domestic                                     $73,389,000   $63,372,000  $(44,121,000)
Foreign                                       (4,257,000)    2,601,000    (5,141,000)
                                             -----------   -----------  ------------
Income (loss) before income
   taxes and minority interest               $69,132,000   $65,973,000  $(49,262,000)
                                             ===========   ===========  ============

Provisions for income taxes for the years ended April 28, 2001, April 29, 2000 and May 1, 1999 consist of the following:

                                                2001          2000           1999
                                            -----------   -----------   ------------
Currently payable:
     Federal                                $24,528,000   $19,749,000   $ (2,686,000)
     Foreign                                  1,985,000     2,195,000        814,000
     State and other                          3,780,000     2,845,000       (392,000)

Deferred, net:
     Federal                                 (1,145,000)    1,545,000    (12,180,000)
     Foreign                                 (2,758,000)     (209,000)      (996,000)
     State and other                            (11,000)      130,000     (1,009,000)
                                            -----------   -----------   ------------
                                            $26,379,000   $26,255,000   $(16,449,000)
                                            ===========   ===========   ============


The following table provides a reconciliation of the Company's resulting income tax to the statutory federal income tax:

                                                2001          2000          1999
                                             -----------   -----------  ------------
Federal statutory tax                        $24,197,000   $23,092,000  $(17,241,000)
State and local income taxes                   2,273,000     1,940,000      (911,000)
Effect of foreign operations                  (5,344,000)    1,076,000     1,617,000
Effect of domestic operating loss with
  no tax benefit                               4,485,000            --            --
Write-off of intangible assets                        --            --     1,914,000
Prior years' tax accruals no longer
  necessary                                           --            --    (1,846,000)
Other                                            768,000       147,000        18,000
                                             -----------   -----------  ------------
           Resulting tax                     $26,379,000   $26,255,000  $(16,449,000)
                                             ===========   ===========  ============

                              __________________


Items that gave rise to significant portions of the deferred tax accounts at April 28, 2001, April 29, 2000 and May 1, 1999 are as follows:

                                         April 28, 2001             April 29, 2000                May 1, 1999
                                  -----------------------------------------------------------------------------------
                                    Deferred Tax Deferred Tax  Deferred Tax  Deferred Tax   Deferred Tax  Deferred Tax
                                       Assets    Liabilities      Assets     Liabilities       Assets     Liabilities
    -----------------------------------------------------------------------------------------------------------------
      Allowances                  $ 14,146,000   $ 5,202,000  $13,585,000   $ 6,618,000   $13,615,000    $ 8,783,000
      Carryforward losses           14,594,000            --   10,600,000            --     8,300,000             --
      Employee benefits              4,795,000        56,000    2,251,000        95,000     4,788,000             --
      Property and equipment         1,163,000     5,666,000    2,802,000     6,075,000     8,327,000      6,656,000
      Inventory                        178,000       538,000      271,000       374,000       366,000      1,587,000
      Other                          3,710,000       347,000    1,531,000        83,000     1,734,000             --
                                  ------------   -----------  -----------   -----------   -----------    -----------

                                    38,586,000    11,809,000   31,040,000    13,245,000    37,130,000     17,026,000
      Valuation allowance          (11,600,000)           --   (8,600,000)           --    (6,300,000)            --
                                  ------------   -----------  -----------   -----------   -----------    -----------

      Net                         $ 26,986,000   $11,809,000  $22,440,000   $13,245,000   $30,830,000    $17,026,000
                                  ============   ===========  ===========   ===========   ===========    ===========



The Company has net operating and capital loss carryforwards for tax purposes of approximately $42,000,000 which expire at various times from 2002 through 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has valuation allowance recognized related to approximately $33,000,000 of its loss carryforwards.

Income taxes paid in 2001, 2000 and 1999 were approximately $26,867,000, $26,311,000 and $5,203,000, respectively.


7.    Property and Equipment:
      -----------------------

      Property and equipment consists of the following:

                                                       2001                2000             1999
                                                   ------------        ------------     ------------
      Land                                         $  1,233,000        $  3,078,000     $  3,354,000
      Buildings and improvements                     14,621,000          17,126,000       16,227,000
      Display fixtures                               34,627,000          52,362,000       45,486,000
      Computer hardware and software                 34,110,000          22,475,000       12,607,000
      Equipment, furniture and other                 34,192,000          27,207,000       31,223,000
                                                   ------------        ------------     ------------
                                                    118,783,000         122,248,000      108,897,000

      Less accumulated depreciation                  61,896,000          70,396,000       55,478,000
                                                   ------------        ------------     ------------
                                                   $ 56,887,000        $ 51,852,000     $ 53,419,000
                                                   ============        ============     ============


                               _________________

8.   Stock Plans:
     ------------

     The Company's shareholders approved the adoption of the Handleman Company 1998 Performance Incentive Plan (the "Plan"), which authorizes the granting of stock options, stock appreciation rights and restricted stock. The maximum number of shares of stock which may be issued under the Plan is 1,500,000 shares. After deducting restricted stock, options and awards issued or granted under the Plan since adoption in September 1998, 550,206 shares of the Company's stock are available for use under the Plan as of April 28, 2001.

     During fiscal 2001, 70,294 shares of previously issued restricted stock vested with recipients, and 92,672 shares, net of forfeitures, remain to vest based upon pre-determined periods of continued service. Compensation expense recorded in fiscal 2001 and fiscal 2000 related to the restricted stock awards was $448,000 and $579,000, respectively.

     Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation and Stock Option Committee of the Board of Directors, for the years ended May 1, 1999, April 29, 2000 and April 28, 2001, is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

                                                       Number               Weighted
                                                     of Shares            Average Price
                                                   --------------       ---------------
         Balance, May 2, 1998                        1,407,419              $10.24

         Granted                                       292,100               12.06
         Terminated                                   (278,919)              11.60
         Exercised                                    (257,962)               9.61
                                                    ----------              ------

         Balance, May 1, 1999                        1,162,638               10.53

         Granted                                       450,200               11.30
         Terminated                                    (88,597)              16.42
         Exercised                                    (117,214)               8.89
                                                    -----------             ------

         Balance April 29, 2000                      1,407,027               10.55

         Granted                                       499,594               10.31
         Terminated                                   (171,899)              12.39
         Exercised                                     (55,069)               6.96
                                                    ----------              ------

         Balance April 28, 2001                      1,679,653              $10.42
                                                    ==========              ======

         Number of shares exercisable
          at April 28, 2001                            851,614              $10.59
                                                    ==========              ======

                                ______________


The exercise price range of outstanding options as of May 1, 1999, April 29, 2000 and April 28, 2001 was $6.00-$21.83, $6.00-$15.87 and $6.00-$16.75,
respectively. Approximately 77% of outstanding options as of April 28, 2001 had exercise prices of $10.00 per share or more. The average remaining exercise period for shares exercisable at April 28, 2001 was six years.

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in determining stock option compensation expense. The following table presents the proforma effects on the Company's earnings and earnings per share in fiscal years 2001, 2000 and 1999 had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," including amortization to expense the estimated fair value of the granted options over the options' vesting periods.

                                                  2001            2000           1999
                                               -----------     -----------    ------------
            Net income (loss):
                As reported                    $42,031,000     $38,648,000    $(35,052,000)
                Proforma                        41,189,000      37,901,000     (35,655,000)
            Earnings (loss) per share:
                As reported  -  basic          $      1.54     $      1.31    $      (1.11)
                             -  diluted               1.53            1.30           (1.11)
                Proforma     -  basic                 1.51            1.29           (1.13)
                             -  diluted               1.50            1.28           (1.12)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for fiscal years 2001, 2000 and 1999:

                                                2001       2000        1999
                                                ----       ----        ----
             Expected life (in years)            5.0        5.0         5.0
             Risk free interest rate            6.25%      5.84%       5.57%
             Volatility                        42.60%     42.17%      39.16%
             Dividend yield                       --         --          --

The weighted average estimated fair value of stock options granted during fiscal years 2001, 2000 and 1999 was $4.80, $5.16 and $5.21, respectively.

                               _________________

9.   Quarterly Financial Summary (unaudited):
     ----------------------------------------
     (amounts in thousands except per share data)

                                                                For the Three Months Ended
                                                                --------------------------

                                                      July 29,      Oct. 28,     Jan. 31,     April 28,
      Fiscal Year 2001                                  2000          2000         2001         2001
      ----------------                                  ----          ----         ----         ----
      Revenues                                        $231,435      $297,593     $348,974      $314,977
      Income before income taxes
         and minority interest                           2,983        23,609       23,284        19,256
      Net income                                         1,742        14,142       16,256         9,891
      Earnings per share - basic and diluted               .06           .51          .60           .37

                                                      July 31,      Oct. 30,     Jan. 31,     April 29,
      Fiscal Year 2000                                  1999          1999         2000         2000
      ----------------                                  ----          ----         ----         ----
      Revenues                                        $226,357      $288,855     $343,246     $279,147
      Income before income taxes
         and minority interest                           1,686        23,487       25,131       15,669
      Net income                                           682        13,479       14,660        9,828
      Earnings per share - basic and diluted               .02           .45          .50          .35



     The high effective tax rate in the fourth quarter of fiscal 2001 resulted from losses at a certain subsidiary where no tax benefit on these losses was recognized because the subsidiary was unconsolidated for tax purposes in fiscal 2001.

Item 9.                 DISAGREEMENTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

Not applicable

                                   PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed on or before August 24, 2001 and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

                                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Name and Age                     Office and Year First Elected
------------------------    ------------------------------------------------------------------------------------
Stephen Strome        56      (1)  Chairman (2001), Chief Executive Officer (1991) and Director (1989)
Peter J. Cline        54      (2)  President (2001) and Chief Operating Officer (2000)
Leonard A. Brams      50      (3)  Senior Vice President/Finance, Chief Financial Officer and Secretary (1997)
Stephen Nadelberg     60      (4)  Senior Vice President/President of NCE (1997)
Geraldo Lopez         41      (5)  Senior Vice President/General Manager, Customer Teams
                                     and Consumer Marketing (2000)
Thomas C. Braum, Jr.  46      (6)  Vice President (1992) and Corporate Controller (1988)

  1. Stephen Strome was named Chairman on January 12, 2001. Mr. Strome has served as Chief Executive Officer since May 1991. Prior to his appointment as Chairman, Mr. Strome served as President since March 1990.

  2. Peter J. Cline was named President on January 12, 2001. Mr. Cline has served as Chief Operating Officer since May 2000, and as Executive Vice President/President of Handleman Entertainment Resources since joining the Company in April 1994.

  3. Leonard A. Brams has served as Senior Vice President/Finance, Chief Financial Officer and Secretary since joining the Company in June 1997. Prior to joining the Company, Mr. Brams was Vice President/Administration and Chief Financial Officer for Talon LLC from 1995 until 1997, and Vice President Finance of United Technologies Automotive from 1990 until 1994.

  4. Stephen Nadelberg has served as Senior Vice President/President of North Coast Entertainment since joining the Company in February 1997. Prior to joining the Company, Mr. Nadelberg was employed from 1974 to 1996 by Allied Domecq Spirits & Wines, parent company of Hiram Walker, Inc., where he held various positions, most recently as Vice President and General Manager of global product development.

  5. Geraldo Lopez has served as Senior Vice President/General Manager of Customer Teams and Consumer Marketing since joining the Company in May 2000. Prior to joining the Company, Mr. Lopez was President of the International Division and Senior Vice President/General Manager of Southwest Brands of International Home Foods from 1997 until 2000, and held various positions with Frito Lay from 1991 through 1997, most recently as Vice President of the St. Louis/Tulsa market.

  6. Thomas C. Braum, Jr. has served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

Item 11.                    EXECUTIVE COMPENSATION

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed on or before August 24, 2001 and such information is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed on or before August 24, 2001 and such information is incorporated herein by reference.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed on or before August 24, 2001 and such information is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements and supplementary data are filed as a part of this report under Item 8.:

          Report of Independent Accountants

          Consolidated Balance Sheet at April 28, 2001, April 29, 2000 and May 1, 1999

          Consolidated Statement of Income - Years Ended April 28, 2001, April 29, 2000 and May 1, 1999

          Consolidated Statement of Shareholders' Equity - Years Ended April 28, 2001, April 29, 2000 and May 1, 1999

          Consolidated Statement of Cash Flows - Years Ended April 28, 2001, April 29, 2000 and May 1, 1999

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


3.    Exhibits as required by Item 601 of Regulation S-K.

             S-K Item 601 (3)

             The Registrant's Restated Articles of Incorporation dated June 30, 1989 were filed with the Form 10-K dated May 1, 1993, and are incorporated herein by reference. The Registrant's Bylaws adopted March 7, 1990, as amended June 16, 1993 and December 6, 1995, and further amended January 12, 2001, are filed as Exhibit A to this Form 10-K.

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

       S-K Item 601 (21) - Subsidiaries of the Registrant:

          ABE R2 Communications, Inc., a California Corporation
          ABE R2 Video, Ltd., a California Limited Partnership
          American Sterling Corp., a Delaware Corporation
          Anchor Bay Entertainment, GmbH, a German Limited Liability Company Anchor Bay Entertainment, Inc., a Michigan Corporation
          Anchor Bay Entertainment UK Limited, a United Kingdom Corporation Anchor Bay International, Limited, a Private Limited (U.K.)
            Corporation
          A teeny weeny Production Company, a Delaware Corporation
          Bosco Music, Inc., a Michigan Corporation
          Click 2 the Music, LLC, a Michigan Limited Liability Company
          Eloise Production Company, a Delaware Corporation
          Global Entertainment Utility, LLC, a Michigan Limited Liability
            Company
          Handleman Canada, Inc., a Canadian Corporation
          Handleman Category Management Company, a Michigan Corporation Handleman Company of Canada, Limited, an Ontario Corporation Handleman de Mexico S.A. de C.V.
          Handleman do Brasil Commercial Ltda.
          Handleman Distribution Company, a Michigan Corporation
          Handleman Entertainment Resources, L.L.C., a Michigan LLC
          Handleman Online, Inc., a Michigan Corporation
          Handleman Ontario Ltd., a British Virgin Islands Corporation Handleman Real Estate, LLC, a Michigan LLC
          Handleman UK Limited, a United Kingdom Corporation
          Hanley Advertising Company, a Michigan Corporation
          HCCL , LP, a Canadian Limited Partnership
          HGV Video Productions, Inc., an Ontario Corporation
          HOORAY! Inc., a New York Corporation
          Lifetime Entertainment Limited, a United Kingdom Corporation
          Lifetime Holding, Inc., a Michigan Corporation
          Madacy Enterprises USA, Inc., a Delaware Corporation
          Madacy Entertainment Group, Inc., a Michigan Corporation
          Madacy Entertainment Group, Ltd., a Canadian Corporation
          Madacy Entertainment (U.K.) Limited, a United Kingdom Corporation Madacy Music Publishing, Inc., a Canadian Corporation
          Maryart Marketing, Inc., a Canadian Corporation
          Mediaphon, GmbH, a German Limited Liability Company
          Michigan Property and Risk Management Company, a Michigan Corporation North Coast Entertainment, Inc., a Michigan Corporation
          North Coast Entertainment, Ltd., a Canadian Corporation
          Oasis Merchandisers Limited, a United Kingdom Corporation
          Rackjobbing Services, S.A. de C.V.
          Sellthrough Entertainment, Inc., a Michigan Corporation
          The itsy bitsy Entertainment Company, a Delaware Corporation
          The itsy bitsy Entertainment Company (Canada) Ltd., a Canadian
            Corporation
          The itsy bitsy Entertainment Holding Company, a Michigan Corporation The itsy bitsy Melody Company, Inc., a New York Corporation
          The itsy bitsy Music Publishing Company, Inc., a New York Corporation TibECo Productions, Inc., a New York Corporation

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

                      CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of Handleman Company and subsidiaries on Form S-3 (File No. 33-42018) and Form S-8 (File Nos. 2-95421, 33-59100, 33-16637, 33-69030, 333-69389 and 333-60205) of
our report dated June 5, 2001 on our audits of the consolidated financial statements and financial statement schedule of Handleman Company and subsidiaries as of April 28, 2001, April 29, 2000 and May 1, 1999, and for the years then ended, which report is included in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP


Detroit, Michigan
July 13, 2001

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED MAY 1, 1999, APRIL 29, 2000 AND APRIL 28, 2001

            COLUMN A                          COLUMN B            COLUMN C              COLUMN D             COLUMN E
            --------                          --------            --------              --------             --------


                                                                                       Deductions:
                                             Balance at          Additions:            Adjustments
                                             Beginning           Charged to           of, or Charge         Balance at
           Description                       of Period            Expense              to, Reserve         End of Period
           -----------                       ---------           ----------           -------------        -------------
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
                                             ===========         ===========           ===========           ===========

Year ended April 28, 2001:

     Accounts receivable,
     allowance for gross
     profit impact of estimated
     future returns                          $17,383,000         $ 9,788,000           $10,835,000           $16,336,000
                                             ===========         ===========           ===========           ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers                 $ 6,986,000         $   895,000           $ 2,510,000           $ 5,371,000
                                             ===========         ===========           ===========           ===========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HANDLEMAN COMPANY


DATE:   July 24, 2001                       BY: /s/ Stephen Strome
      -----------------------------------       --------------------------------
                                                Stephen Strome, Chairman of the
                                                 Board, Chief Executive Officer
                                                 and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Leonard A. Brams                        /s/ Thomas C. Braum, Jr.
-----------------------------------------   ------------------------------------
Leonard A. Brams, Senior Vice President,    Thomas C. Braum, Jr., Vice
 Finance and Chief Financial Officer         President, Corporate Controller
 (Principal Financial Officer)               (Principal Accounting Officer)

  July 24, 2001                               July 24, 2001
-----------------------------------------   ------------------------------------
       DATE                                        DATE



/s/ David Handleman                         /s/ John M. Barth
-----------------------------------------   ------------------------------------
David Handleman, Director                   John M. Barth, Director

  July 24, 2001                               July 24, 2001
-----------------------------------------   ------------------------------------
       DATE                                        DATE



/s/ Elizabeth A. Chappell                   /s/ Richard H. Cummings
-----------------------------------------   ------------------------------------
Elizabeth A. Chappell, Director             Richard H. Cummings, Director

  July 24, 2001                               July 24, 2001
-----------------------------------------   ------------------------------------
       DATE                                        DATE



/s/ James B. Nicholson                      /s/ Lloyd E. Reuss
-----------------------------------------   ------------------------------------
James B. Nicholson, Director                Lloyd E. Reuss, Director

  July 24, 2001                               July 24, 2001
-----------------------------------------   ------------------------------------
       DATE                                        DATE



/s/ Alan E. Schwartz
-----------------------------------------
Alan E. Schwartz, Director

  July 24, 2001
-----------------------------------------
       DATE