Form 10-Q
period 2001-07-28
HANDLEMAN CO /MI/
filed 2001-09-12
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the first quarter ended July 28, 2001          Commission File Number 1-7923


                                Handleman Company

                      -------------------------------------

             (Exact name of registrant as specified in its charter)


           MICHIGAN                                   38-1242806

------------------------------------          ------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


500 KIRTS BOULEVARD TROY, MICHIGAN               48084-4142                Area Code 248 362-4400

-------------------------------------------    --------------      -----------------------------------

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

                            YES     X            NO _______
                                 -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                            DATE                      SHARES OUTSTANDING

-----------------------------       ---------------------    -----------------------------------

Common Stock - $.01 Par Value         September 5, 2001                    26,817,966

                                HANDLEMAN COMPANY



                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income                                    1

       Consolidated Balance Sheet                                          2

       Consolidated Statement of Shareholders' Equity                      3

       Consolidated Statement of Cash Flows                                4

       Notes to Consolidated Financial Statements                         5-7

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              8-10


PART II - OTHER INFORMATION AND SIGNATURES                                11

                                HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands except per share data)


                                                  Three Months (13 Weeks) Ended
                                                  -----------------------------

                                                    July 28,         July 29,
                                                      2001             2000
                                                  -----------      -----------

Revenues                                            $ 261,115        $ 231,435

Costs and expenses:
  Direct product costs                                200,483          173,350

  Selling, general and
    administrative expenses                            54,165           54,248

  Interest expense, net                                   896              854
                                                 ------------      -----------

     Income before income taxes
       and minority interest                            5,571            2,983

Income tax expense                                     (3,620)          (1,299)

Minority interest                                          87               58
                                                 ------------      -----------


     Net income                                     $   2,038        $   1,742
                                                 ============      ===========

Net income per share
        Basic                                       $    0.08        $    0.06
                                                 ============      ===========
        Diluted                                     $    0.08        $    0.06
                                                 ============      ===========


Weighted average number of shares
   outstanding during the period
        Basic                                          26,618           27,692
                                                 ============      ===========

        Diluted                                        26,841           27,898
                                                 ============      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                    (amounts in thousands except share data)

                                                                         July 28,
                                                                          2001            April 28,
                                                                       (Unaudited)           2001
                                                                       -----------       -----------
ASSETS
Current assets:
    Cash and cash equivalents                                           $   1,842         $  33,628
    Accounts receivable, less allowance of $ 14,527 at July 28,
      2001 and $16,336 at April 28, 2001, respectively, for the
      gross profit impact of estimated future returns                     269,331           265,280
    Merchandise inventories                                               154,030           113,348
    Other current assets                                                   15,095            19,720
                                                                        ---------         ---------

                    Total current assets                                  440,298           431,976
                                                                        ---------         ---------
Property and equipment:
    Land                                                                    1,233             1,233
    Buildings and improvements                                             14,665            14,621
    Display fixtures                                                       36,570            34,627
    Equipment, furniture and other                                         68,882            68,302
                                                                        ---------         ---------

                                                                          121,350           118,783
    Less accumulated depreciation                                          66,256            61,896
                                                                        ---------         ---------

                                                                           55,094            56,887
                                                                        ---------         ---------
Other assets, net                                                         102,760           101,804
                                                                        ---------         ---------

                    Total assets                                        $ 598,152         $ 590,667
                                                                        =========         =========

LIABILITIES
Current liabilities:
    Accounts payable                                                    $ 197,791         $ 209,766
    Debt, current portion                                                  14,571            14,571
    Accrued and other liabilities                                          28,510            44,772
                                                                        ---------         ---------

                    Total current liabilities                             240,872           269,109
                                                                        ---------         ---------

Debt, non-current                                                          82,662            53,014
Other liabilities                                                          17,184            15,316

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized;
    none issued                                                                --                --
Common stock, $.01 par value; 60,000,000 shares authorized;
    26,688,000 and 26,540,000 shares issued at July 28, 2001 and
    April 28, 2001, respectively                                              267               265
Foreign currency translation adjustment                                    (7,183)           (7,479)
Unearned compensation                                                         (13)              (63)
Retained earnings                                                         264,363           260,505
                                                                        ---------         ---------

                    Total shareholders' equity                            257,434           253,228
                                                                        ---------         ---------

                    Total liabilities and shareholders' equity          $ 598,152         $ 590,667
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

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)

                                                        Three Months (13 Weeks) Ended July 28, 2001
                                  ---------------------------------------------------------------------------------------


                                       Common Stock
                                  --------------------------        Foreign
                                                                   Currency                                     Total
                                       Shares                     Translation    Unearned       Retained     Shareholders'
                                       Issued        Amount       Adjustment   Compensation     Earnings        Equity
                                  ------------      --------      ----------   ------------     ---------     -----------
April 28, 2001                          26,540      $    265        ($ 7,479)         ($ 63)    $ 260,505     $   253,228


Net income                                                                                          2,038           2,038

Adjustment for foreign
 currency translation                                                    296                                          296
                                                                                                              -----------
Comprehensive income, net of tax                                                                                    2,334
                                                                                                              -----------

Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans               148             2                             50           663             715


Tax benefit from exercise
 of stock options                                                                                   1,157           1,157

                                  ------------      --------      ----------   ------------     ---------     -----------

July 28, 2001                           26,688      $    267        ($ 7,183)         ($ 13)    $ 264,363     $   257,434
                                  ============      ========      ==========   ============     =========     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                        Three Months (13 Weeks) Ended
                                                                        -----------------------------

                                                                           July 28,        July 29,
                                                                             2001           2000
                                                                         -----------    -----------
Cash flows from operating activities:

     Net income                                                          $     2,038    $     1,742
                                                                         -----------    -----------


     Adjustments to reconcile net income to net cash used by operating activities:

        Depreciation                                                           4,327          4,052
        Amortization of acquisition costs                                        863            800
        Recoupment of license advances                                         2,408          1,535
        Loss on disposal of property and equipment                                78            310
        (Increase) decrease in accounts receivable                            (4,051)        48,185
        (Increase) decrease in merchandise inventories                       (40,682)       (23,167)
        (Increase) decrease in other operating assets                          3,383         (1,239)
        Increase (decrease) in accounts payable                              (11,975)       (45,619)
        Increase (decrease) in other operating liabilities                   (13,237)         3,054
                                                                         -----------    -----------

          Total adjustments                                                  (58,886)       (12,089)
                                                                         -----------    -----------
             Net cash used by operating activities                           (56,848)       (10,347)
                                                                         -----------    -----------


Cash flows from investing activities:
     Additions to property and equipment                                      (2,648)        (4,267)
     Proceeds from disposition of property and equipment                          37             --
     License advances and acquired rights                                     (2,986)        (7,274)
                                                                         -----------    -----------

             Net cash used by investing activities                            (5,597)       (11,541)
                                                                         -----------    -----------

Cash flows from financing activities:
     Issuances of debt                                                     1,419,759        254,600
     Repayments of debt                                                   (1,390,111)      (254,600)
     Other changes in shareholders' equity, net                                1,011            188
                                                                         -----------    -----------

             Net cash provided from financing activities                      30,659            188
                                                                         -----------    -----------

             Net decrease in cash and cash equivalents                       (31,786)       (21,700)

             Cash and cash equivalents at beginning of period                 33,628         27,510
                                                                         -----------    -----------

             Cash and cash equivalents at end of period                  $     1,842    $     5,810
                                                                         ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 28, 2001, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended July 28, 2001 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 28, 2001 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 28, 2001.

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

3. Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting and provides criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement which is required for fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). The Company is currently evaluating the impact of the statements and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

4. The Company operates in two business segments: Handleman Entertainment Resources ("H.E.R.") is responsible for music category management and distribution operations, and North Coast Entertainment ("NCE") is responsible for the Company's proprietary operations, which include music, video and licensing operations.

          The accounting policies of the segments are the same as those described in Note 1, "Accounting Policies," contained in the Company's Form 10-K for the year ended April 28, 2001. Segment data includes intersegment revenues, as well as a charge allocating corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest ("segment income").

The tables below present information about reported segments for the three months ended July 28, 2001 and July 29, 2000 (in thousands of dollars):

           Three Months Ended July 28, 2001:                          H.E.R.           NCE           Total
                                                                      ------           ---           -----

           Revenues, external customers                              $239,442       $ 21,584       $261,026
           Intersegment revenues                                        --             3,823          3,823
           Segment income                                              10,243         (4,043)         6,200
           Total assets                                               518,714        178,266        696,980
           Capital expenditures                                         1,737            911          2,648


           Three Months Ended July 29, 2000:                          H.E.R.           NCE           Total
                                                                      ------           ---           -----

           Revenues, external customers                              $207,709       $ 23,726       $231,435
           Intersegment revenues                                        --               448            448
           Segment income                                               5,993         (2,373)         3,620
           Total assets                                               381,906        179,862        560,768
           Capital expenditures                                         2,572          1,695          4,267

A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to consolidated assets as of and for the three months ended July 28, 2001 and July 29, 2000 is as follows (in thousands of dollars):

                                                                                 July 28, 2001       July 29, 2000
                                                                                 -------------       -------------
           Revenues
           --------
               Total segment revenues                                              $264,849             $231,883
               Corporate rental income                                                   89                --
               Elimination of intersegment revenues                                  (3,823)                (448)
                                                                                   --------             --------
               Consolidated revenues                                               $261,115             $231,435
                                                                                   ========             ========

           Income Before Income Taxes and Minority Interest
           ------------------------------------------------
               Total segment income for reportable segments                        $  6,200             $  3,620
               Interest revenue                                                         386                  413
               Interest expense                                                      (1,282)              (1,267)
               Unallocated corporate income                                             267                  217
                                                                                   --------             --------
               Consolidated income before income taxes
                  and minority interest                                            $  5,571             $  2,983
                                                                                   ========             ========

           Assets
           ------
               Total segment assets                                                $696,980             $560,768
               Elimination of intercompany receivables
                 and payables                                                       (98,828)             (81,720)
                                                                                   --------             --------
               Total consolidated assets                                           $598,152             $479,048
                                                                                   ========             ========


5. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                 July 28, 2001       July 29, 2000
                                                                                 -------------       -------------

           Weighted average shares during the period-basic                          26,618               27,692
           Additional shares from assumed exercise
             of stock options                                                          223                  206
                                                                                    ------               ------
           Weighted average shares adjusted for assumed
             exercise of stock options-diluted                                      26,841               27,898
                                                                                    ======               ======

                                Handleman Company
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Revenues for the first quarter of fiscal 2002 which ended July 28, 2001, increased 13% to $261.1 million from $231.4 million for the first quarter of fiscal 2001 which ended July 29, 2000. Net income for the first quarter of fiscal 2002 was $2.0 million, or $.08 per diluted share, compared to $1.7 million or $.06 per diluted share for the first quarter of fiscal 2001.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations in the United States, Canada, United Kingdom, Mexico and Brazil. NCE encompasses the Company's proprietary operations which include music, video and licensing operations.

H.E.R. net sales were $239.4 million for the first quarter of fiscal 2002, compared to $207.7 million for the first quarter of fiscal 2001, an increase of 15%. The increase in H.E.R. net sales for the first quarter of this year was generated by Handleman UK Limited which accounted for approximately 60% of the sales increase due to the commencement of category management, distribution and service to a new customer within the United Kingdom, and by H.E.R. United States operations which accounted for approximately 40% of the sales increase primarily due to new releases by top artists shipped during the first quarter of this year.

NCE net sales for the first quarter of this year were $25.4 million, compared to $24.2 million for the first quarter of last year, an increase of 5%. The higher net sales level this year was primarily due to the Madacy operating unit; net sales at the Anchor Bay Entertainment operating unit were up slightly over the prior year, while net sales at The itsy bitsy Entertainment Company ("TibECo") were lower versus the prior year.

Consolidated direct product costs as a percentage of revenues was 76.8% for the first quarter of fiscal 2002, compared to 74.9% for the first quarter of fiscal 2001. Consolidated direct product costs as a percentage of revenues this year was more in line with consolidated direct product costs as a percentage of revenues achieved during the last half of fiscal 2001.

Selling, general and administrative ("SG&A") expenses were $54.2 million for the first quarter of both this year and last year, in spite of the 13% increase in the Company's revenues, primarily due to an ongoing focus on expense control.

Income before interest, income taxes and minority interest ("operating income") for the first quarter ended July 28, 2001 was $6.5 million, compared to $3.8 million for the first quarter ended July 29, 2000. H.E.R. operating income increased 70% to $10.2 million for the first quarter of this year from $6.0 million for the comparable prior year period. The increase in H.E.R. operating income was primarily due to greater sales within the United States. NCE experienced an operating loss of $4.0 million for the first quarter of fiscal 2002, compared to an operating loss of $2.4 million for the first quarter of fiscal 2001. The increase in the NCE operating loss was due to a higher operating loss at TibECo, caused by several one-time costs incurred in the first quarter of this year. During the latter part of the first quarter of fiscal 2002, the Company took a more active role in managing the day-to-day operations at TibECo and has implemented certain expense controls.

The effective income tax rate for the first quarter of fiscal 2002 was 65.0%, compared to 43.5% for the first quarter of fiscal 2001. The higher rate this year was due to increased losses at TibECo, for which the Company could not recognize any tax benefit. The Company has recently restructured its TibECo shareholder agreement, and beginning with the second quarter of fiscal 2002, TibECo results will be included in the Company's tax return. Accordingly, the Company will be able to recognize a tax benefit in the event of future operating losses at TibECo.

On August 8, 2001, the Company replaced its $150 million revolving credit facility with an unsecured $170 million line of credit, arranged with a consortium of banks. This new agreement expires in August 2004. Management believes that with this new credit facility and with cash provided from operations, the Company will have sufficient liquidity to fund day-to-day operations including seasonal increases in inventory levels.

The Company's first quarter is traditionally its weakest quarter. The Company has historically generated the majority of its earnings in subsequent fiscal quarters. Management expects net sales for the second quarter of fiscal 2002 to increase in the low "teens," as a percent, over the second quarter of last year. This is predicated upon increased sales expected at Handleman UK Limited and current new releases by top artists scheduled for the second quarter of this year, but tempered by current expectations of overall music industry sales. Management believes direct product costs as a percentage of revenues will be similar to that achieved in the first quarter of this year. Management also expects a continuation of modest improvements in SG&A expenses as a percentage of revenues, on a quarter-to-quarter basis, during the remainder of fiscal 2002. The Company estimates the overall effective tax rate for the second quarter of fiscal 2002 to be in the 38% range. As a result of these above mentioned expectations, combined with less optimistic expectations for the overall music market, management anticipates net income will increase in the mid-to-upper single digits, as a percent, over the second quarter of last year.

Merchandise inventories at July 28, 2001 was $154.0 million, compared to $113.3 million at April 28, 2001. The increase in merchandise inventories was primarily due to increased inventory purchases to support the higher sales level anticipated in the second quarter of fiscal 2002.

Accounts payable at July 28, 2001 totaled $197.8 million, compared to $209.8 million at April 28, 2001. The decrease in accounts payable was chiefly due to the timing of payments to vendors.

Accrued and other liabilities decreased to $28.5 million at July 28, 2001 from $44.8 million at April 28, 2001. The decrease in accrued and other liabilities was primarily attributable to the timing of payments related to income taxes payable, accrued royalties and accrued bonuses.

Debt, non-current at July 28, 2001 was $82.7 million, compared to $53.0 million at April 28, 2001. The increase in debt, non-current was primarily due to the investment in working capital required to support the Company's growth.

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

                                              HANDLEMAN COMPANY



DATE:  September 11, 2001                     BY:   /s/ Stephen Strome
       ------------------                        -------------------------------

                                                         STEPHEN STROME
                                                       Chairman and Chief
                                                       Executive Officer



DATE:  September 11, 2001                     BY:   /s/ Thomas C. Braum, Jr.
       ------------------                        -------------------------------

                                                      THOMAS C. BRAUM, JR.
                                                     Senior Vice President,
                                                     Chief Financial Officer
                                                      (Principal Financial
                                                            Officer)