Form 10-Q
period 2001-10-27
HANDLEMAN CO /MI/
filed 2001-12-10
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the second quarter ended October 27, 2001     Commission File Number 1-7923


                                Handleman Company

             -------------------------------------------------------

             (Exact name of registrant as specified in its charter)


            MICHIGAN                                   38-1242806

--------------------------------          ------------------------------------

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


500 KIRTS BOULEVARD TROY, MICHIGAN   48084-4142      Area Code 248 362-4400

----------------------------------   ----------  -------------------------------

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

                        YES      X            NO
                              --------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                            DATE           SHARES OUTSTANDING

-----------------------------       -----------------   ----------------------

Common Stock - $.01 Par Value       November 30, 2001         26,691,265

                                HANDLEMAN COMPANY

                                      INDEX

                                                                   PAGE NUMBER
                                                                   -----------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income                                1

       Consolidated Balance Sheet                                      2

       Consolidated Statement of Shareholders' Equity                  3

       Consolidated Statement of Cash Flows                            4

       Notes to Consolidated Financial Statements                    5 - 8

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9 - 12


PART II - OTHER INFORMATION AND SIGNATURES                             13

                                HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands except per share data)

                                         Three Months               Six Months
                                       (13 Weeks) Ended          (26 Weeks) Ended
                                   ------------------------  -------------------------
                                   October 27,  October 28,  October 27,   October 28,
                                      2001         2000         2001          2000
                                   -----------  -----------  -----------   -----------
Revenues                            $ 355,223    $ 297,593    $ 616,338    $ 529,028

Costs and expenses:
  Direct product costs                268,753      218,270      469,236      391,620

  Selling, general and
     administrative expenses           60,585       54,965      114,750      109,213

  Interest expense, net                 1,298          749        2,194        1,603
                                    ---------    ---------    ---------    ---------

     Income before income taxes
       and minority interest           24,587       23,609       30,158       26,592

Income tax expense                     (8,948)      (9,046)     (12,568)     (10,345)

Minority interest                         106         (421)         193         (363)
                                    ---------    ---------    ---------    ---------


     Net income                     $  15,745    $  14,142    $  17,783    $  15,884
                                    =========    =========    =========    =========


Net income per share
     Basic                          $    0.59    $    0.51    $    0.67    $    0.57
                                    =========    =========    =========    =========
     Diluted                        $    0.58    $    0.51    $    0.66    $    0.57
                                    =========    =========    =========    =========


Weighted average number of shares
   outstanding during the period
     Basic                             26,707       27,639       26,663       27,665
                                    =========    =========    =========    =========
     Diluted                           26,948       27,926       26,834       27,905
                                    =========    =========    =========    =========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                    (amounts in thousands except share data)

                                                                       October 27,
                                                                          2001          April 28,
                                                                       (Unaudited)        2001
                                                                       -----------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                                           $  12,531      $  33,628
    Accounts receivable, less allowance of $16,183 at
      October 27, 2001 and $16,336 at April 28, 2001, respectively,
      for the gross profit impact of estimated future returns             373,031        265,280
    Merchandise inventories                                               180,241        113,348
    Other current assets                                                   17,646         19,720
                                                                        ---------      ---------

                    Total current assets                                  583,449        431,976
                                                                        ---------      ---------
Property and equipment:
    Land                                                                    1,233          1,233
    Buildings and improvements                                             14,681         14,621
    Display fixtures                                                       45,192         34,627
    Equipment, furniture and other                                         73,413         68,302
                                                                        ---------      ---------

                                                                          134,519        118,783
    Less accumulated depreciation                                          70,720         61,896
                                                                        ---------      ---------

                                                                           63,799         56,887
                                                                        ---------      ---------

Other assets, net                                                         101,093        101,804
                                                                        ---------      ---------

                    Total assets                                        $ 748,341      $ 590,667
                                                                        =========      =========

LIABILITIES
Current liabilities:
    Accounts payable                                                    $ 272,443      $ 209,766
    Debt, current portion                                                  14,571         14,571
    Accrued and other liabilities                                          36,583         44,772
                                                                        ---------      ---------

                    Total current liabilities                             323,597        269,109
                                                                        ---------      ---------

Debt, non-current                                                         141,661         53,014
Other liabilities                                                          11,686         15,316

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                  --             --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 26,669,000 and 26,540,000 shares
    issued at October 27, 2001 and April 28, 2001, respectively               267            265
Foreign currency translation adjustment                                    (7,579)        (7,479)
Unearned compensation                                                      (2,094)           (63)
Retained earnings                                                         280,803        260,505
                                                                        ---------      ---------

                    Total shareholders' equity                            271,397        253,228
                                                                        ---------      ---------

                    Total liabilities and shareholders' equity          $ 748,341      $ 590,667
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

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)

                                                        Six Months (26 Weeks) Ended October 27, 2001
                                       -------------------------------------------------------------------------------

                                          Common Stock            Foreign
                                       --------------------      Currency                                   Total
                                       Shares                   Translation    Unearned      Retained    Shareholders'
                                       Issued       Amount       Adjustment  Compensation    Earnings       Equity
                                       ------      --------     -----------  --------------  --------    -------------
April 28, 2001                         26,540      $    265      ($ 7,479)     ($    63)     $260,505      $253,228

Net income                                                                                     17,783        17,783

Adjustment for foreign
 currency translation                                                (100)                                     (100)
                                                                                                          ---------

Comprehensive income, net of tax                                                                             17,683
                                                                                                          ---------
Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans              355             4                      (2,031)        4,239         2,212

Common stock repurchased                 (226)           (2)                                   (2,881)       (2,883)

Tax benefit from exercise
 of stock options                                                                               1,157         1,157
                                     --------      --------      --------      --------      --------      --------

October 27, 2001                       26,669      $    267      ($ 7,579)     ($ 2,094)     $280,803      $271,397
                                     ========      ========      ========      ========      ========      ========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                    Six Months (26 Weeks) Ended
                                                                    ----------------------------
                                                                     October 27,    October 28,
                                                                        2001           2000
                                                                     -----------    -----------
Cash flows from operating activities:

     Net income                                                      $    17,783    $    15,884
                                                                     -----------    -----------
     Adjustments to reconcile net income to net cash (used
        by) provided from operating activities:

        Depreciation                                                       9,071          8,222
        Amortization of acquisition costs                                  2,057          1,889
        Recoupment of license advances                                     7,888          5,800
        Loss on disposal of property and equipment                           807            901
        Tax benefit from exercise of stock options                         1,157           --
        Increase in accounts receivable                                 (107,751)       (14,695)
        Increase in merchandise inventories                              (66,893)       (45,266)
        Decrease in other operating assets                                 4,037            234
        Increase in accounts payable                                      62,677         28,560
        Increase (decrease) in other operating liabilities               (11,818)         6,523
                                                                     -----------    -----------

          Total adjustments                                              (98,768)        (7,832)
                                                                     -----------    -----------
             Net cash (used by) provided from operating activities       (80,985)         8,052
                                                                     -----------    -----------
Cash flows from investing activities:
     Additions to property and equipment                                 (16,827)       (12,847)
     Proceeds from disposition of property and equipment                      37          3,763
     License advances and acquired rights                                (11,197)       (13,844)
                                                                     -----------    -----------

             Net cash used by investing activities                       (27,987)       (22,928)
                                                                     -----------    -----------
Cash flows from financing activities:
     Issuances of debt                                                 2,760,885        323,000
     Repayments of debt                                               (2,672,239)      (323,000)
     Repurchase of common stock                                           (2,883)        (4,062)
     Other changes in shareholders' equity, net                            2,112           (902)
                                                                     -----------    -----------

             Net cash provided from (used by) financing activities        87,875         (4,964)
                                                                     -----------    -----------

             Net decrease in cash and cash equivalents                   (21,097)       (19,840)

             Cash and cash equivalents at beginning of period             33,628         27,510
                                                                     -----------    -----------

             Cash and cash equivalents at end of period              $    12,531    $     7,670
                                                                     ===========    ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 27, 2001, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended October 27, 2001 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 28, 2001 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 28, 2001.

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

3. Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting and provides criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement which is required for fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). The Company is currently evaluating the impact of the statements and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the Financial Accounting Standards Board. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This standard applies to long-lived assets other than goodwill. It describes a probability-weighted cash flow estimation approach to deal with recovery of the carrying amount of long-lived assets such as property, plant and equipment. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company has not yet determined the impact, if any, that this Statement will have on its consolidated financial position or results of operations.

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

     The tables below present information about reported segments for the three months ended October 27, 2001 and October 28, 2000 (in thousands of dollars):

          Three Months Ended October 27, 2001:   H.E.R.     NCE       Total
                                                 ------     ---       -----

          Revenues, external customers          $315,589  $39,546   $355,135
          Intersegment revenues                     --      6,493      6,493
          Segment income                          23,037    2,581     25,618
          Capital expenditures                    12,971    1,208     14,179


          Three Months Ended October 28, 2000:   H.E.R.     NCE       Total
                                                 ------     ---       -----

          Revenues, external customers          $255,154  $42,439   $297,593
          Intersegment revenues                     --      4,174      4,174
          Segment income                          17,853    6,300     24,153
          Capital expenditures                     8,334      246      8,580


     A reconciliation of total segment revenues to consolidated revenues and total segment income to total consolidated income before income taxes and minority interest, for the three months ended October 27, 2001 and October 28, 2000 is as follows (in thousands of dollars):

                                                      October 27,  October 28,
                                                          2001        2000
                                                      -----------  -----------
     Revenues
     --------

         Total segment revenues                         $361,628     $301,767
         Corporate rental income                              88         --
         Elimination of intersegment revenues             (6,493)      (4,174)
                                                        --------     --------
         Consolidated revenues                          $355,223     $297,593
                                                        ========     ========

     Income Before Income Taxes and Minority Interest
     ------------------------------------------------

         Total segment income for reportable segments   $ 25,618     $ 24,153
         Interest revenue                                    257          392
         Interest expense                                 (1,555)      (1,141)
         Unallocated corporate income                        267          205
                                                        --------     --------
         Consolidated income before income taxes
           and minority interest                        $ 24,587     $ 23,609
                                                        ========     ========

     The tables below present information about reported segments as of and for the six months ended October 27, 2001 and October 28, 2000 (in thousands of dollars):

          Six Months Ended October 27, 2001:     H.E.R.     NCE       Total
                                                 ------     ---       -----

          Revenues, external customers          $555,031  $61,130   $616,161
          Intersegment revenues                     --     10,316     10,316
          Segment income (loss)                   33,280   (1,462)    31,818
          Total assets                           658,569  190,327    848,896
          Capital expenditures                    14,708    2,119     16,827


          Six Months Ended October 28, 2000:     H.E.R.     NCE      Total
                                                 ------     ---      -----

          Revenues, external customers          $462,863  $66,165   $529,028
          Intersegment revenues                     --      4,622      4,622
          Segment income                          23,846    3,927     27,773
          Total assets                           461,346  191,071    652,417
          Capital expenditures                    10,906    1,941     12,847


     A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to total consolidated assets as of and for the six months ended October 27, 2001 and October 28, 2000 is as follows (in thousands of dollars):

                                                      October 27, October 28,
                                                         2001        2000
                                                      ----------- -----------
     Revenues
     --------

       Total segment revenues                           $ 626,477  $533,650
       Corporate rental income                                177      --
       Elimination of intersegment revenues               (10,316)   (4,622)
                                                        ---------  --------
       Consolidated revenues                            $ 616,338  $529,028
                                                        =========  ========

     Income Before Income Taxes and Minority Interest
     ------------------------------------------------

       Total segment income for reportable segments     $  31,818  $ 27,773
       Interest revenue                                       643       805
       Interest expense                                    (2,837)   (2,408)
       Unallocated corporate income                           534       422
                                                        ---------  --------
       Consolidated income before income taxes
         and minority interest                          $  30,158  $ 26,592
                                                        =========  ========

     Assets
     ------

       Total segment assets                             $ 848,896  $652,417
       Elimination of intercompany receivables
         and payables                                    (100,555)  (86,731)
                                                        ---------  --------
       Total consolidated assets                        $ 748,341  $565,686
                                                        =========  ========


5. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                     Three Months Ended    Six Months Ended
                                     ------------------   ------------------
                                     Oct. 27,  Oct. 28,   Oct. 27,  Oct. 28,
                                       2001      2000       2001      2000
                                     --------  --------   --------  --------

     Weighted average shares
       during the period-basic        26,707    27,639      26,663   27,665

     Additional shares from
       assumed exercise of
       stock options                     241       287         171      240
                                      ------    ------      ------   ------

     Weighted average shares
       adjusted for assumed
       exercise of stock
       options-diluted                26,948    27,926      26,834   27,905
                                      ======    ======      ======   ======

                                Handleman Company
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Revenues for the second quarter of fiscal 2002, which ended October 27, 2001, increased 19% to $355.2 million from $297.6 million for the second quarter of fiscal 2001, which ended October 28, 2000. Net income for the second quarter of fiscal 2002 was $15.7 million or $.58 per diluted share, compared to $14.1 million or $.51 per diluted share for the second quarter of fiscal 2001.

Revenues for the first six months of fiscal 2002 increased 17% to $616.3 million from $529.0 million for the first six months of fiscal 2001. Net income for the first six months of this year was $17.8 million or $.66 per diluted share, compared to $15.9 million or $.57 per diluted share for the comparable period of the prior year.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations principally in North America and the United Kingdom. NCE encompasses the Company's proprietary operations which include music, video and licensing operations.

H.E.R. net sales were $315.6 million for the second quarter of fiscal 2002, compared to $255.2 million for the second quarter of fiscal 2001, an increase of 24%. This increase in net sales was due to higher sales volume in the United States and the United Kingdom. Increased sales within H.E.R. United States operations, which accounted for approximately 59% of the total sales increase, was principally due to higher sales to key accounts; increased sales at Handleman UK Limited accounted for approximately 41% of the total sales increase and was mainly due to the commencement of category management, distribution and service to a new customer within the United Kingdom.

H.E.R. net sales for the first six months of this year increased 20% to $555.0 million from $462.9 million for the first six months of last year. This increase in net sales for the six-month period was attributable to higher sales volume by H.E.R. United States operations, which accounted for approximately 53% of the total sales increase, with the remaining 47% of the total sales increase primarily attributable to higher sales volume at Handleman UK Limited.

NCE net sales for the second quarter of fiscal 2002 were $46.0 million, down slightly from $46.6 million for the second quarter of fiscal 2001. NCE net sales for the first six months of this year totaled $71.4 million, compared to $70.8 million for the first six months of last year.

Consolidated direct product costs as a percentage of revenues was 75.7% for the second quarter ended October 27, 2001, compared to 73.3% for the second quarter ended October 28, 2000. Consolidated direct product costs, as a percentage of revenues was 76.1% for the first six months of fiscal 2002, compared to 74.0% for the first six months of fiscal 2001. Direct product costs as a percentage of revenues, for both the second quarter and six-month period this year, were consistent with the direct product costs percentages achieved in the first quarter of this year, as well as the last half of fiscal 2001.

Consolidated selling, general and administrative ("SG&A") expenses were $60.6 million or 17.1% of revenues for the second quarter of fiscal 2002, compared to $55.0 million or 18.5% of revenues for the second quarter of fiscal 2001. Despite a 19% increase in Company revenues in the second quarter of this year versus last year, SG&A expenses during this period only increased 10%, primarily due to the Company's ongoing focus on expense control. Consolidated SG&A expenses for the first six months of this year were $114.8 million or 18.6% of revenues, compared to $109.2 million or 20.6% of revenues for the first six months of last year.

Income before interest, income taxes and minority interest ("operating income") for the second quarter of fiscal 2002 was $25.9 million, compared to $24.4 million for the second quarter of fiscal 2001. Operating income for the first six months of fiscal 2002 was $32.4 million, compared to $28.2 million for the first six months of fiscal 2001.

H.E.R. operating income increased 28% to $23.0 million for the second quarter of this year from $17.9 million for the second quarter of last year. H.E.R. operating income increased to $33.3 million for the first six months of this year from $23.8 million for the comparable six-month period last year. These increases in H.E.R. operating income were primarily due to greater sales within the United States. NCE operating income was $2.6 million for the second quarter of this year, compared to $6.3 million for the second quarter of last year. The NCE operating loss for the first six months of this year was $1.5 million, compared to operating income of $3.9 million for the first six months of last year. These decreases in NCE operating income mainly resulted from lower sales at its Madacy Entertainment Group business unit.

Interest expense, net for the second quarter of fiscal 2002 was $1.3 million, compared to $0.7 million for the second quarter of fiscal 2001. Interest expense, net for the six months ended October 27, 2001 was $2.2 million, compared to $1.6 million for the six months ended October 28, 2000. This increase in interest expense, net, for both the second quarter and six-month period, was due to increased borrowings in the second quarter of this year required to support the Company's growth.

On August 8, 2001, the Company replaced its $150 million revolving credit facility with an unsecured $170 million line of credit, arranged with a consortium of banks. This new agreement expires in August 2004. Management believes that with this new credit facility and with cash provided from operations, the Company will have sufficient liquidity to fund day-to-day operations including seasonal increases in working capital.

Accounts receivable increased to $373.0 million at October 27, 2001 from $265.3 million at April 28, 2001. This increase reflects the higher sales volume in the second quarter of this year versus the fourth quarter of last year, coupled with the timing of shipments of new releases by top artists in the latter part of the second quarter of this year.

Merchandise inventories at October 27, 2001 was $180.2 million, compared to $113.3 million at April 28, 2001. This increase was primarily due to higher inventory purchases in preparation for the upcoming holiday season and to support numerous new releases by top artists which were to be shipped subsequent to October 27, 2001.

Property, plant and equipment, net at October 27, 2001 was $63.8 million, compared to $56.9 million at April 28, 2001. This increase was mainly due to the purchase of new store displays for certain customers.

Accounts payable increased to $272.4 million at October 27, 2001 from $209.8 million at April 28, 2001. This increase chiefly resulted from higher inventory purchases in the second quarter of fiscal 2002, compared to the fourth quarter of fiscal 2001 as mentioned above.

Accrued and other liabilities at October 27, 2001 was $36.6 million, compared to $44.8 million at April 28, 2001. This decrease was essentially due to the timing of payments related to accrued compensation and accrued royalties.

Debt, non-current at October 27, 2001 was $141.7 million, compared to $53.0 million at April 28, 2001. This increase was primarily due to the investment in working capital required to support the Company's growth.

During the second quarter of this year, the Company repurchased 225,900 shares of its common stock at an average price of $12.76; these shares were repurchased as part of the share repurchase program announced in December 2000.

The Company continues to see improvements in operating efficiencies, as evidenced by lower customer returns and reduced SG&A expenses as a percentage of revenues. The Company will continue to invest in its growth initiatives, which include new and enhanced Channel of Choice functionality, as well as its e-commerce business. The Company's performance in the third quarter of fiscal 2002 will depend on the success of new music releases by top artists to be shipped during this quarter, the extent of customer returns in January 2002, as well as the performance of overall retail segment and music industry sales during the holiday season. With the foregoing caveats, the Company expects revenues in the third quarter of fiscal 2002 to increase in the low to mid teens, as a percent, over the third quarter of fiscal 2001. Management believes direct product costs as a percentage of revenues in the third quarter of this year will be in line with, or marginally less than, that of the third quarter of last year. Management also expects that SG&A expenses as a percentage of revenues will continue to show modest improvement on a quarter-to-quarter basis, consistent with the results achieved during the first six months of this fiscal year. Accordingly, the Company anticipates that pretax income for the third quarter of this year should improve in the low single digits, as a percent, over the comparable quarter last year. The Company estimates that the overall effective tax rate for the third quarter of fiscal 2002 will be in the 34-36% range, compared to an effective tax rate of 28% in the third quarter of last year. As a result, management believes net income and earnings per share for the third quarter of this year will be flat when compared to the third quarter of last year due to the low tax rate in the third quarter of last year.

                             * * * * * * * * * * * *


This document contains forward-looking statements that are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including, without limitations, conditions in the music industry, ability to enter into profitable agreements with customers in the new businesses outlined in the Company's strategic growth plan, securing funding or providing sufficient cash required to build and grow the new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, nature and extent of new product releases, retail environment, effects of electronic commerce, relationships with the Company's lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors discussed in this Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION

   Item 4. An Annual Meeting of Shareholders of Handleman Company was held on September 10, 2001. Three items were voted on at the Annual Meeting. The first matter was the election of directors. The following individuals were elected as directors of the Company with each receiving at least 24,107,621 shares voted for election, while a maximum of 264,648 were withheld: John M. Barth, Elizabeth A. Chappell and Peter J. Cline.

            The second matter voted on was the approval of the Company's 2001 Stock Option and Incentive Plan which authorizes the granting of stock options, restricted stock and performance shares to eligible employees of the Company. The 2001 Stock Option and Incentive Plan was approved, with 17,330,337 shares voted for approval, while 3,549,491 shares voted against and 96,176 shares abstained.

            The third matter voted on was the approval of the Company's 2001 Employee Stock Purchase Plan. The 2001 Employee Stock Purchase Plan was approved, with 19,780,178 shares voted for approval, while 1,141,137 shares voted against and 54,729 shares abstained.

   Item 6.  Exhibits or Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter.


SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HANDLEMAN COMPANY



DATE: December 10, 2001                     BY:   /s/ Stephen Strome
      -----------------                         -----------------------------
                                                       STEPHEN STROME
                                                        Chairman and
                                                   Chief Executive Officer


DATE: December 10, 2001                     BY:   /s/ Thomas C. Braum, Jr.
      -----------------                         -----------------------------
                                                    THOMAS C. BRAUM, JR.
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                (Principal Financial Officer)