Form 10-Q
period 2002-01-31
HANDLEMAN CO /MI/
filed 2002-03-18
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended January 31, 2002       Commission File Number 1-7923

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

                                  YES   X    NO
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                           DATE               SHARES OUTSTANDING
-----------------------------          -------------          ------------------
Common Stock - $.01 Par Value          March 1, 2002             26,702,043

                                HANDLEMAN COMPANY





                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I - FINANCIAL INFORMATION

       Consolidated Statement of Income                                   1

       Consolidated Balance Sheet                                         2

       Consolidated Statement of Shareholders' Equity                     3

       Consolidated Statement of Cash Flows                               4

       Notes to Consolidated Financial Statements                       5 - 9

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10 - 15


PART II - OTHER INFORMATION AND SIGNATURES                               16

                                HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands except per share data)


                                              Three Months (13 Weeks) Ended                  Nine Months (39 Weeks) Ended
                                          ----------------------------------------     -----------------------------------------
                                             January 31,           January 31,            January 31,            January 31,
                                                2002                  2001                   2002                   2001
                                          -----------------     ------------------     ------------------     ------------------
Revenues                                          $389,903               $348,974             $1,006,241               $878,002

Costs and expenses:
  Direct product costs                             314,100                266,836                783,336                658,456

  Selling, general and
     administrative expenses                        71,218                 58,518                185,968                167,731

  Interest expense, net                              1,307                    336                  3,501                  1,939
                                          -----------------     ------------------     ------------------     ------------------

     Income before income taxes
       and minority interest                         3,278                 23,284                 33,436                 49,876

Income tax benefit (expense)                         3,976                 (6,646)                (8,592)               (16,991)

Minority interest                                      (61)                  (382)                   132                   (745)
                                          -----------------     ------------------     ------------------     ------------------


     Net income                                     $7,193                $16,256                $24,976                $32,140
                                          =================     ==================     ==================     ==================


Net income per share
     Basic                                           $0.27                  $0.60                  $0.94                  $1.17
                                          =================     ==================     ==================     ==================
     Diluted                                         $0.27                  $0.60                  $0.93                  $1.16
                                          =================     ==================     ==================     ==================


Weighted average number of shares
   outstanding during the period
     Basic                                          26,689                 27,149                 26,672                 27,493
                                          =================     ==================     ==================     ==================
     Diluted                                        26,890                 27,214                 26,813                 27,649
                                          =================     ==================     ==================     ==================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
                    (amounts in thousands except share data)

                                                                                 January 31,
                                                                                    2002                   April 28,
                                                                                 (Unaudited)                 2001
                                                                              --------------            ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $6,461                  $33,628
    Accounts receivable, less allowance of $14,058 at
       January 31, 2002 and $16,336 at April 28, 2001, respectively,
       for the gross profit impact of estimated future returns                     302,928                  265,280
    Merchandise inventories                                                        156,274                  113,348
    Other current assets                                                            29,726                   19,720
                                                                              -------------             ------------

                    Total current assets                                           495,389                  431,976
                                                                              -------------             ------------

Property and equipment:
    Land, buildings and improvements                                                15,914                   15,854
    Display fixtures                                                                37,508                   34,627
    Computer hardware and software                                                  50,030                   40,306
    Equipment, furniture and other                                                  28,822                   27,996
                                                                              -------------             ------------

                                                                                   132,274                  118,783
    Less accumulated depreciation                                                   64,529                   61,896
                                                                              -------------             ------------

                                                                                    67,745                   56,887
                                                                              -------------             ------------

Other assets, net                                                                   94,236                  101,804
                                                                              -------------             ------------

                    Total assets                                                  $657,370                 $590,667
                                                                              =============             ============
LIABILITIES
Current liabilities:
    Accounts payable                                                              $195,002                 $209,766
    Debt, current portion                                                            3,571                   14,571
    Accrued and other liabilities                                                   29,444                   44,772
                                                                              -------------             ------------

                    Total current liabilities                                      228,017                  269,109
                                                                              -------------             ------------

Debt, non-current                                                                  135,239                   53,014
Other liabilities                                                                   15,450                   15,316

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                         --                        --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 26,702,000 and 26,540,000 shares
    issued at January 31, 2002 and April 28, 2001, respectively                        267                      265
Foreign currency translation adjustment                                             (8,065)                  (7,479)
Unearned compensation                                                               (1,826)                     (63)
Retained earnings                                                                  288,288                  260,505
                                                                              -------------             ------------

                    Total shareholders' equity                                     278,664                  253,228
                                                                              -------------             ------------

                    Total liabilities and shareholders' equity                    $657,370                 $590,667
                                                                              =============             ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)


                                                           Nine Months (39 Weeks) Ended January 31, 2002
                                -----------------------------------------------------------------------------------------------

                                        Common Stock               Foreign
                                -------------------------------    Currency                                           Total
                                   Shares                         Translation        Unearned       Retained      Shareholders'
                                   Issued            Amount        Adjustment      Compensation     Earnings         Equity
                                -------------     -------------   -------------   --------------  ------------    -------------

April 28, 2001                        26,540              $265         ($7,479)         ($63)        $260,505        $253,228

Net income                                                                                             24,976          24,976

Adjustment for foreign
 currency translation                                                     (586)                                          (586)
                                                                                                                    ----------

Comprehensive income, net of tax                                                                                       24,390
                                                                                                                    ----------
Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans             388                 4                        (1,763)           4,531           2,772

Common stock repurchased                (226)               (2)                                        (2,881)         (2,883)

Tax benefit from exercise
 of stock options                                                                                       1,157           1,157
                                -------------     -------------   -------------   -----------       ----------      ----------

January 31, 2002                      26,702              $267         ($8,065)      ($1,826)        $288,288        $278,664
                                =============     =============   =============   ===========       ==========      ==========


                   The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                                        Nine Months (39 Weeks) Ended
                                                                                   -------------------------------------------
                                                                                      January 31,             January 31,
                                                                                         2002                     2001
                                                                                   ------------------      -------------------
Cash flows from operating activities:

     Net income                                                                              $24,976                  $32,140
                                                                                   ------------------      -------------------

     Adjustments to reconcile net income to net cash
        (used by) provided from operating activities:

        Depreciation                                                                          14,335                   11,939
        Amortization of acquisition costs                                                      3,597                    3,269
        Recoupment of license advances                                                        11,962                    9,197
        Loss on disposal of property and equipment                                               999                    1,530
        Adjustment of subsidiary assets and liabilities to
           net realizable value                                                                5,693                     --
        Tax benefit from exercise of stock options                                             1,157                     --
        (Increase) decrease in accounts receivable                                           (37,893)                   7,225
        Increase in merchandise inventories                                                  (43,132)                 (12,605)
        Increase in other operating assets                                                    (5,540)                    (893)
        Decrease in accounts payable                                                         (16,764)                 (40,366)
        Increase (decrease) in other operating liabilities                                   (16,485)                   4,685
                                                                                   ------------------      -------------------

          Total adjustments                                                                  (82,071)                 (16,019)
                                                                                   ------------------      -------------------

             Net cash (used by) provided from operating activities                           (57,095)                  16,121
                                                                                   ------------------      -------------------
Cash flows from investing activities:
     Additions to property and equipment                                                     (26,277)                 (19,112)
     Proceeds from disposition of property and equipment                                          85                    4,416
     License advances and acquired rights                                                    (14,408)                 (16,742)
                                                                                   ------------------      -------------------

             Net cash used by investing activities                                           (40,600)                 (31,438)
                                                                                   ------------------      -------------------
Cash flows from financing activities:
     Issuances of debt                                                                     3,713,855                  498,475
     Repayments of debt                                                                   (3,642,630)                (484,475)
     Repurchase of common stock                                                               (2,883)                  (7,024)
     Other changes in shareholders' equity, net                                                2,186                     (189)
                                                                                   ------------------      -------------------

             Net cash provided from financing activities                                      70,528                    6,787
                                                                                   ------------------      -------------------

             Net decrease in cash and cash equivalents                                       (27,167)                  (8,530)

             Cash and cash equivalents at beginning of period                                 33,628                   27,510
                                                                                   ------------------      -------------------

             Cash and cash equivalents at end of period                                       $6,461                  $18,980
                                                                                   ==================      ===================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2002, and the results of operations and changes in cash flows for the three and nine months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the nine months ended January 31, 2002 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 28, 2001, included in this Form 10-Q, was derived from the audited consolidated financial statements of the Company included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 28, 2001.

2. At each balance sheet date, management evaluates the carrying value and remaining estimated lives of long-lived assets, including intangible assets, for potential impairment by considering several factors, including management's plans for future operations, recent operating results, market trends and other economic factors relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined on a discounted basis. The Company is in the process of closing and liquidating the assets of a subsidiary company, and has recorded a write down of certain assets to net realizable value during the third quarter of this year.

3. Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting and provides criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement which is required for fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). The Company will adopt SFAS No. 141 for business combinations initiated after the effective date of the statement. The Company is currently evaluating the impact SFAS No. 142 will have on the consolidated financial position and results of operations of the Company, but it is not expected that the impact will be material.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the Financial Accounting Standards Board. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This SFAS applies to long-lived assets other than goodwill. It describes a probability-weighted cash flow estimation approach to deal with recovery of the carrying amount of long-lived assets such as property, plant and equipment. The provisions of this SFAS are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is currently in compliance with the new requirements.

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

     The tables below present information about reported segments for the three months ended January 31, 2002 and January 31, 2001 (in thousands of dollars):


         Three Months Ended January 31, 2002:   H.E.R.      NCE      Total
                                                ------      ---      -----

         Revenues, external customers          $365,396   $24,418  $389,814
         Intersegment revenues                    --        5,279     5,279
         Segment income (loss)                   16,230   (11,881)    4,349
         Capital expenditures                     9,042       409     9,451


         Three Months Ended January 31, 2001:   H.E.R.      NCE      Total
                                                ------      ---      -----

         Revenues, external customers          $314,446  $ 34,528  $348,974
         Intersegment revenues                    --        4,306     4,306
         Segment income                          20,958     2,531    23,489
         Capital expenditures                     5,490       775     6,265

     A reconciliation of total segment revenues to consolidated revenues and total segment income to total consolidated income before income taxes and minority interest, for the three months ended January 31, 2002 and January 31, 2001 is as follows (in thousands of dollars):

                                                                   January 31, 2002   January 31, 2001
                                                                   ----------------   ----------------
            Revenues
            --------

                Total segment revenues                                 $395,093           $353,280
                Corporate rental income                                      89              --
                Elimination of intersegment revenues                     (5,279)            (4,306)
                                                                       --------           --------
                Consolidated revenues                                  $389,903           $348,974
                                                                       ========           ========

            Income Before Income Taxes and Minority Interest
            ------------------------------------------------

                Total segment income for reportable segments            $ 4,349           $ 23,489
                Interest revenue                                            148                715
                Interest expense                                         (1,455)            (1,051)
                Unallocated corporate income                                236                131
                                                                       --------           --------
                Consolidated income before income taxes
                   and minority interest                                $ 3,278           $ 23,284
                                                                        =======           ========

     The tables below present information about reported segments as of and for the nine months ended January 31, 2002 and January 31, 2001 (in thousands of dollars):

            Nine Months Ended January 31, 2002:           H.E.R.         NCE            Total
                                                          ------         ---            -----
            Revenues, external customers                 $920,427       $85,549      $1,005,976
            Intersegment revenues                           --           15,595          15,595
            Segment income (loss)                          49,510       (13,342)         36,168
            Total assets                                  565,279       166,661         731,940
            Capital expenditures                           23,749         2,528          26,277

            Nine Months Ended January 31, 2001:           H.E.R.         NCE            Total
                                                          ------         ---            -----
            Revenues, external customers                 $777,309      $100,693       $ 878,002
            Intersegment revenues                           --            8,928           8,928
            Segment income                                 44,804         6,458          51,262
            Total assets                                  422,867       189,918         612,785
            Capital expenditures                           16,396         2,716          19,112

     A reconciliation of total segment revenues to consolidated revenues, total segment income to total consolidated income before income taxes and minority interest, and total segment assets to total consolidated assets as of and for the nine months ended January 31, 2002 and January 31, 2001 is as follows (in thousands of dollars):

                                                                     January 31, 2002       January 31, 2001
                                                                     ----------------       ----------------
             Revenues
             --------

                 Total segment revenues                                 $1,021,571              $ 886,930
                 Corporate rental income                                       265                  --
                 Elimination of intersegment revenues                      (15,595)                (8,928)
                                                                        ----------              ---------
                 Consolidated revenues                                  $1,006,241              $ 878,002
                                                                        ==========              =========

             Income Before Income Taxes and Minority Interest
             ------------------------------------------------

                 Total segment income for reportable segments           $   36,168              $  51,262
                 Interest revenue                                              791                  1,520
                 Interest expense                                           (4,292)                (3,459)
                 Unallocated corporate income                                  769                    553
                                                                        ----------              ---------
                 Consolidated income before income taxes
                    and minority interest                               $   33,436              $  49,876
                                                                        ==========              =========

             Assets
             ------

                 Total segment assets                                   $  731,940              $ 612,785
                 Elimination of intercompany receivables
                    and payables                                           (74,570)               (89,857)
                                                                        ----------              ---------
                 Total consolidated assets                              $  657,370              $ 522,928
                                                                        ==========              =========

5. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                                                      Three Months Ended         Nine Months Ended
                                                                    ---------------------      ---------------------

                                                                    Jan. 31,     Jan. 31,      Jan. 31,     Jan. 31,
                                                                      2002         2001          2002         2001
                                                                     ------       ------        ------       ------
         Weighted average shares during the period-basic             26,689       27,149        26,672       27,493

         Additional shares from assumed exercise of
           stock options                                                201           65           141          156
                                                                     ------       ------        ------       ------

         Weighted average shares adjusted for assumed exercise
         of stock options-diluted                                    26,890       27,214        26,813       27,649
                                                                     ======       ======        ======       ======

6. The Company reported an overall income tax benefit of $4.0 million for the third quarter of this year. This resulted from the recognition of tax benefits in the third quarter in the amount of $6.9 million, primarily related to prior period losses at a subsidiary company for which no tax benefit was recorded in such prior periods. The income tax rate for the third quarter of this year, excluding these tax benefits, would have been 26.8%, compared to 28.5% for the third quarter of last year. The income tax rate, for both the third quarter of this year and last year, benefited from certain tax planning initiatives.

                                Handleman Company
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Revenues for the third quarter of fiscal 2002, which ended January 31, 2002, increased 12% to $389.9 million from $349.0 million for the third quarter of fiscal 2001, which ended January 31, 2001. Net income for the third quarter of fiscal 2002 was $7.2 million or $.27 per diluted share, compared to $16.3 million or $.60 per diluted share for the third quarter of fiscal 2001.

Revenues for the first nine months of fiscal 2002 were $1.0 billion, compared to $878.0 million for the first nine months of fiscal 2001, an increase of 14%. Net income for the nine-month period this year was $25.0 million or $.93 per diluted share, compared to $32.1 million or $1.16 per diluted share for the comparable nine-month period last year.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations principally in North America and the United Kingdom ("UK"). NCE encompasses the Company's proprietary operations, which include music, video and licensing operations.


Handleman Entertainment Resources
---------------------------------

H.E.R. revenues were $365.4 million for the third quarter of fiscal 2002, compared to $314.4 million for the third quarter of fiscal 2001, an increase of 16%. This increase in revenues for the third quarter of this year was primarily generated by Handleman UK Limited, which accounted for approximately 92% of the revenue increase, due to the commencement in February 2001 of category management, distribution and service to a new customer within the UK; the remaining balance of the revenue increase for the third quarter resulted from category management operations in the United States and Canada due to increased sales to key accounts.

H.E.R. revenues were $920.4 million for the nine months ended January 31, 2002, compared to $777.3 million for the nine months ended January 31, 2001. This increase in revenues for the nine-month period was primarily due to higher sales volume in the United Kingdom, which accounted for approximately 63% of the total revenue increase, with the remaining 37% of the total revenue increase principally due to higher sales volume within the H.E.R. United States and Canadian operations.

H.E.R. income before interest, income taxes and minority interest ("operating income") was $16.2 million for the third quarter of this year, compared to $21.0 million for the third quarter of last year. Operating income within the H.E.R. United States and Canadian category management operations for the third quarter of this year was level with that of the comparable prior year period. H.E.R. operating income was negatively impacted by category management operations in the United Kingdom and Mexico, along with operations at Handleman Online ("HOL"), the Company's e-commerce business unit.

o The operating loss at Handleman UK was $3.8 million for the third quarter of this year, compared to a $1.8 million operating loss for the third quarter of last year. The Company is replicating its U.S. category management business model in the United Kingdom, and as a result, has incurred start-up costs for the installation of automated distribution equipment and for the implementation of key H.E.R. proprietary systems and programs. The Company expects these costs to diminish in upcoming months. In addition, direct product costs in the UK are higher than those in the United States and Canada. As a result, the Company is focusing on programs with key suppliers to achieve lower product costs.

o H.E.R. category management operations in Mexico incurred an operating loss of $1.6 million for the third quarter of this year, compared to operating income of $.4 million for the comparable period last year. This decrease in operating income was equally due to a 30% decline in revenues as a result of market conditions and an inventory markdown required to promote slower moving product.

o HOL incurred an operating loss of $2.6 million for the third quarter of this year, compared to an operating loss of $1.2 million for the same period last year. HOL is a strategic investment and positions the Company to participate in the growth of music sales via the internet. The Company's objective is to obtain sufficient internet sales volume to cover fixed web-hosting and e-fulfillment costs. HOL is currently in negotiations with new high volume accounts to provide web-hosting and fulfillment services. The Company expects to announce new customers within the next six months.

H.E.R. operating income for the first nine months of this year was $49.5 million, compared to $44.8 million for the first nine months of last year. This increase in operating income was primarily due to the increase in sales volume during the period.


North Coast Entertainment
-------------------------

NCE revenues were $29.7 million for the third quarter of fiscal 2002, compared to $38.8 million for the third quarter of fiscal 2001. This decrease in revenues was mainly due to lower sales at Anchor Bay Entertainment and Madacy Entertainment, which accounted for 68% and 26% of the revenue decrease, respectively. Lower third quarter revenues this year at Anchor Bay were equally affected by the timing of new product releases and promotions which occurred in the third quarter of last year, but instead will occur in the fourth quarter of this year, as well as higher product returns from a key customer who filed for Chapter 11 bankruptcy protection. Likewise, lower third quarter revenues this year at Madacy were equally a result of lower shipments to entertainment specialty stores and higher customer returns. The Company does not expect that the high level of customer returns, at both Anchor Bay and Madacy, experienced during the third quarter of this year will continue in the fourth quarter of fiscal 2002.

NCE revenues were $101.1 million for the first nine months ended January 31, 2002, compared to $109.6 million for the first nine months ended January 31, 2001. This decrease in revenues was due to the lower sales volume in the third quarter of this year as discussed above.

The NCE operating loss was $11.9 million for the third quarter of fiscal 2002, compared to operating income of $2.5 million for the third quarter of fiscal 2001. This decrease included a $7.4 million loss at The itsy bitsy Entertainment Company ("TibECo") for the third quarter of this year. The Company is in the process of closing TibECo and liquidating its assets. The NCE operating loss was also due to losses at Anchor Bay and Madacy Entertainment. A $3.0 million decrease in operating income at Anchor Bay for the third quarter of this year versus last year was mainly due to the timing of new product releases and promotions which occurred in the third quarter of last year, but instead will occur in the fourth quarter of this year, as well as higher royalty expense and DVD mastering costs. The Company expects Anchor Bay revenues and operating income for fiscal 2002 to be comparable with those in fiscal 2001. A decrease in operating income at Madacy of $4.8 million for the third quarter of this year versus last year was primarily due to inventory liquidation initiatives, and a lower percentage of budget product shipments, which normally carry a lower product cost, in the overall sales mix.

The NCE operating loss for the first nine months of this year was $13.3 million, compared to operating income of $6.5 million for the comparable nine-month period last year. This decrease in operating income was mainly attributable to the operating loss realized in the third quarter of this year.


Consolidated
------------

Consolidated direct product costs as a percentage of revenues was 80.6% for the third quarter of fiscal 2002, compared to 76.5% for the third quarter of fiscal 2001. This increase in direct product costs as a percentage of revenues for the third quarter of this year was primarily due to the Company's UK operation, which accounted for approximately 54% of the increase in direct product costs as a percentage of revenues. The Company's UK operation generated a higher proportion of sales during the period, which had less favorable supplier terms than the Company received from suppliers in its North American operations. The Company is developing programs with key suppliers in the United Kingdom to decrease direct product costs, but the Company expects that consolidated direct product costs as a percentage of revenues will continue to be impacted by the UK operation in the fourth quarter of this year. Direct product costs as a percentage of revenues in the H.E.R. United States and Canadian category management operations for the third quarter of this year approximated those for the third quarter of last year. The remaining increase in direct product costs as a percentage of revenues for the third quarter of this year was primarily due to higher product costs within the Anchor Bay and Madacy business units of NCE. Approximately 50% of this remaining increase was due to higher royalty expense and DVD mastering costs at Anchor Bay, and approximately 50% was due to Madacy, which experienced the impact of inventory liquidation initiatives and lower budget music sales that normally carry lower product costs as a percentage of revenues.

Consolidated direct product costs as a percentage of revenues for the first nine months of this year was 77.8%, compared to 75.0% for the comparable nine-month period last year. This decrease was principally due to the higher direct product costs realized in the third quarter of this year.

Consolidated selling, general and administrative ("SG&A") expenses were $71.2 million or 18.3% of revenues for the third quarter of fiscal 2002, compared to $58.5 million or 16.8% of revenues for the third quarter of fiscal 2001. This increase in SG&A expenses, both in dollars and as a percentage of revenues, was primarily due to the increased expenses at TibECo, resulting from the adjustment of certain assets and liabilities to net realizable value. The Company is in the process of closing TibECo and liquidating its assets; the Company expects this closing process to be completed within six months. Excluding the effect of TibECo, SG&A expenses as a percentage of revenues would have been 16.3% for the third quarter of this year. SG&A expenses in the third quarter of this year were also negatively impacted by higher shipping and product handling costs related to a $46.3 million increase in customer product returns, as compared to the third quarter of last year. The increase in customer product returns was due to higher returns from a key customer which filed for Chapter 11 bankruptcy protection; the Company does not expect that this high level of customer product returns will continue in the fourth quarter of this year.

Consolidated SG&A expenses were $186.0 million or 18.5% of revenues for the first nine months ended January 31, 2002, compared to $167.7 million or 19.1% of revenues for the first nine months ended January 31, 2001.

Interest expense, net for the third quarter of fiscal 2002 was $1.3 million, compared to $.3 million for the third quarter of fiscal 2001. Interest expense, net for the nine months of this year was $3.5 million, compared to $1.9 million for the first nine months of last year. This increase in interest expense, net for both the third quarter and nine-month period, was due to higher borrowings required to support the increase in working capital.

The Company reported an overall income tax benefit of $4.0 million for the third quarter of this year. This resulted from the recognition of tax benefits in the third quarter in the amount of $6.9 million, primarily related to prior period losses at TibECo for which no tax benefit was recorded in such prior periods. The income tax rate for the third quarter of this year, excluding these tax benefits from TibECo, would have been 26.8%, compared to 28.5% for the third quarter of last year. The income tax rate, for both the third quarter of this year and last year, benefited from certain tax planning initiatives.

On August 8, 2001, the Company replaced its $150 million revolving credit facility with an unsecured $170 million line of credit, arranged with a consortium of banks. This new agreement expires in August 2004. Management believes that with this new credit facility and with cash provided from operations, the Company will have sufficient liquidity to fund day-to-day operations including seasonal increases in working capital. The Company also entered into a senior note agreement in fiscal 1995 with a group of insurance companies. The balances due at January 31, 2002 on the revolving credit facility and the senior note agreement were $124.5 million and $14.3 million, respectively.

Accounts receivable at January 31, 2002 was $302.9 million, compared to $265.3 million at April 28, 2001. This increase was principally due to a higher receivable balance with a key customer. The Company received a $49.0 million payment from this key customer on February 1, 2002, one day after the end of the third quarter.

Merchandise inventories at January 31, 2002 was $156.3 million, compared to $113.3 million at April 28, 2001. This increase in merchandise inventories was mainly due to higher inventory requirements to support the Company's growing business in the United Kingdom and higher customer returns, due to seasonality, in the third quarter of this year versus the fourth quarter of last year. The Company is in the process of recycling this returned inventory or returning it to suppliers.

Other current assets at January 31, 2002 increased to $29.7 million from $19.7 million at April 28, 2001. This increase was primarily due to income taxes receivable and deferred income taxes.

Property, plant and equipment, net at January 31, 2002 was $67.7 million, compared to $56.9 million at April 28, 2001. This increase was principally due to the purchase of new store displays for certain customers and investments in computer software.

Accounts payable at January 31, 2002 was $195.0 million, compared to $209.8 million at April 28, 2001. This decrease in accounts payable was chiefly due to the timing of vendor payments relating to inventory purchases during the holiday season.

The reduction in debt, current portion to $3.6 million at January 31, 2002 from $14.6 million at April 28, 2001 was due to a payment made in November 2001 related to the Company's senior note agreement.

Accrued and other liabilities at January 31, 2002 was $29.4 million, compared to $44.8 million at April 28, 2001. This decrease was predominately due to decreases in income taxes payable, accrued royalties and accrued compensation.

Debt, non-current at January 31, 2002 was $135.2 million, compared to $53.0 million at April 28, 2001. This increase in debt, non-current was primarily due to the investment in working capital to support Company growth.

During the third quarter of this year, a key customer of the Company filed for Chapter 11 bankruptcy protection. As part of this proceeding, the Company was designated a "critical vendor." This designation allowed the Company to collect its pre-petition H.E.R. accounts receivable balance. On February 1, 2002, the Company received a $49.0 million payment from this key customer, representing substantially all amounts currently due at that time. The Company resumed shipping product to this customer and believes the customer's recent disclosure to close 284 lower performing customer stores will not materially affect the Company's future operating results.

During the third quarter of this year, the Company did not repurchase any shares of its common stock. For the first nine months of fiscal 2002, the Company repurchased 225,900 shares of its common stock at an average price of $12.76; these shares were repurchased as part of the share repurchase program announced in December 2000.

Company performance in the core category management business remains strong. The Company is taking corrective action to improve the operating results of the business units that underperformed during the third quarter of this year. For example, the Company is actively pursuing new accounts to leverage the business units in the United States, the United Kingdom, Handleman Online, Anchor Bay and Madacy Entertainment. The Company's revenues and earnings performance for the fourth quarter of this year depend on several factors, including but not limited to, the timing and specifics of the Company's key customer Chapter 11 restructuring, the popularity of new music releases and their sales, and the health of the economy and the mass merchant retail sector. The Company expects revenue growth in the mid single digits for the fourth quarter of fiscal 2002, compared to the same period last year. This expected fourth quarter revenue growth rate is lower than the Company's year-to-date revenue growth rate due to the completion of the first full year of service to a key customer in the UK, which commenced in February 2001. The Company also believes consolidated direct product costs as a percentage of revenues will continue to be negatively impacted by operations in the United Kingdom; consolidated direct product costs as a percentage of revenues should decrease slightly, compared to the third quarter of this year. The Company expects fourth quarter SG&A expenses as a percentage of revenues, excluding the effects of TibECo, to slightly improve on a quarter-to-quarter basis. The Company also expects the overall tax rate for the fourth quarter of this year to be substantially below the 48.8% tax rate for the fourth quarter of last year. The Company believes the tax rate for the fourth quarter of this year will be in the 37-38% range. Based upon these assumptions, the Company believes net income and earnings per share for the fourth quarter of this year will approximate the fourth quarter of last year.


                             * * * * * * * * * * * *


This document contains forward-looking statements that are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including, without limitations, conditions in the music industry, effect of the Company's key customer Chapter 11 proceedings, ability to enter into profitable agreements with customers in the new businesses outlined in the Company's strategic growth plan, securing funding or providing sufficient cash required to build and grow the new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, nature and extent of new product releases, retail environment, effects of electronic commerce, relationships with the Company's lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors discussed in this Form 10-Q and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION


     Item 6. Exhibits or Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter.


SIGNATURES: Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HANDLEMAN COMPANY


DATE:    March 18, 2002                   BY:      /s/ Stephen Strome
        --------------------------            ---------------------------------

                                                     STEPHEN STROME
                                                      Chairman and
                                                 Chief Executive Officer


DATE:    March 18, 2002                   BY:    /s/ Thomas C. Braum, Jr.
        --------------------------            ---------------------------------

                                                   THOMAS C. BRAUM, JR.
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)