Form 10-K
period 2002-04-27
HANDLEMAN CO /MI/
filed 2002-07-18
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2002              Commission File No. 1-7923


                                HANDLEMAN COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                       38-1242806
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

500 Kirts Boulevard, Troy, Michigan                            48084 -4142
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                  248-362-4400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                Name of each exchange which registered
-------------------------------           --------------------------------------
COMMON STOCK $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                    ---------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                    YES X NO ___
                                       ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of June 21, 2002 was $360,140,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 21, 2002 was 26,493,970.

Item 14(a) 3. on page 38 describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART 1

Item 1.                             BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the "Company" or "Handleman" or "Registrant"), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.


DESCRIPTION OF BUSINESS:
------------------------

Handleman Company is comprised of two operating segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE").

H.E.R. is a category manager and distributor of prerecorded music to mass merchants in the United States, United Kingdom ("UK"), Canada, Mexico, Brazil and Argentina. As a category manager, H.E.R. manages a broad assortment of titles required to optimize sales in retail stores and provides direct-to-store shipments, marketing of the selections, in-store merchandising and product exchange.

NCE has two companies in its portfolio. Anchor Bay Entertainment, an independent home video label, markets a collection of titles that range from horror to exercise to children's classics. Madacy Entertainment, an independent record label, markets music and video products with a catalog spanning all genres.

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

The following table sets forth revenues, and the percentage contribution to consolidated revenues, for the Company's two business segments for the fiscal years ended April 27, 2002 ("Fiscal 2002"), April 28, 2001 ("Fiscal 2001") and April 29, 2000 ("Fiscal 2000"):


                                                                   Fiscal Years Ended
                                                              (dollar amounts in millions)
                                               -----------------------------------------------------------
                                                 April 27, 2002        April 28, 2001       April 29, 2000
                                                   (52 weeks)            (52 weeks)           (52 weeks)
                                               -----------------    -------------------    ---------------
Handleman Entertainment Resources                $  1,215.3            $  1,064.0           $  1,011.3
% of Total                                             90.9                  89.2                 88.9

North Coast Entertainment                             142.0                 142.7                142.0
% of Total                                             10.6                  12.0                 12.5

Eliminations, principally NCE sales to H.E.R.,
   net of corporate rental income                     (19.8)                (13.7)               (15.7)
% of Total                                             (1.5)                 (1.2)                (1.4)
                                                 ----------            ----------           ----------

TOTAL                                            $  1,337.5            $  1,193.0           $  1,137.6
                                                 ==========            ==========           ==========

                        Handleman Entertainment Resources
                        ---------------------------------

As category manager and distributor of pre-recorded music, H.E.R. manages the selection, acquisition, delivery, display and return of music product for the Company's retail customers' ("retailers") stores. The following discussion pertains to these activities of H.E.R. which comprises approximately 91% of the Company's revenues.

The Company's vendors and customers use the services of H.E.R. for a variety of reasons:

..    Music is a local, as well as a national and international, business requiring that products selected for each individual store meet the demand of consumers who frequent each store.

..    Store service - the Company's field sales force visits retailers' stores to implement a variety of merchandising responsibilities, including verifying that product has been placed on display, ensuring that the department is properly merchandised and that top-hit product is available, setting up point of purchase displays, reordering product with low inventory levels or required for local events, and ensuring that new product is displayed on the new release date.

..    Direct store shipment - the Company bypasses the retailers' distribution centers and ships "shelf ready" product (i.e., product which includes sticker pricing, theft deterrent devices and special displayers), directly to thousands of retail store locations.

..    Numerous small quantity shipments - to tailor each store inventory to changing consumer demand in each store, the Company must make frequent shipments of less than case lot quantities to each store.

The Company distributes throughout vast geographic regions and adapts selections to local tastes via a coordination of national and local purchasing responsibility, both monitored by inventory control programs. In fiscal 2002, approximately 88% of H.E.R. revenues were in North America and approximately 12% of H.E.R. revenues were in the UK.


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

Since the public's taste for the products the Company supplies is broad and varied, H.E.R. is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company's exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-salable product purchases exceed vendor return limitations. Vendors offer a variety of return programs, ranging from 100% returns to zero return allowance. Other vendors offer incentive and penalty arrangements to restrict returns. Accordingly, the Company may possess in its inventories non-salable product that can only be returned to vendors with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendors' return policies.

H.E.R. generally does not have distribution contracts with its vendors; consequently, its relationships with them may be discontinued at any time by such vendors, or by H.E.R.

Customers
---------

The customers of H.E.R. utilize its services for a variety of reasons. Products must be selected from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, cassettes) and different payment and return arrangements. In addition, retailers utilize category managers due to the complexity of managing the numerous SKUs required per department, the variability of salable items among individual stores of a retailer, the wide array of programs offered by the multitude of vendors, the "hits" nature of the business and the high risk of inventory obsolescence. By utilizing H.E.R., customers avoid substantially all of the risks inherent in product selection and the risk of inventory obsolescence.

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to "breakout" titles, while simultaneously minimizing inventory exposure for artists or titles which do not sell.

H.E.R. also offers customers a variety of "value-added" services:

Store Service: Sales representatives visit individual retail stores and meet with store management to discuss upcoming promotions, special merchandising efforts, department changes, current programs, or breaking releases which will increase revenues. They also monitor inventory levels, check merchandise displays and install point-of-purchase advertising materials.

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

Using proprietary processes and systems to forecast consumer demand, Handleman determines the selections to be offered in its customers' retail stores, and ships these selections to the stores from one of its distribution centers. Slow-selling items are removed from the stores by the Company and are recycled for redistribution to other stores, or for return to the vendors. Returns from customer stores occur for a variety of reasons, including new releases which did not achieve their expected sales potential, advertised product to be returned after the promotion has ended, regularly scheduled realignment pick-ups and customer directed returns. The Company (for financial reporting purposes) reduces gross sales and direct product costs for estimated future returns at the time the merchandise is shipped to customer stores.

During the fiscal year ended April 27, 2002, one customer, Wal-Mart Stores, Inc., accounted for approximately 49% of the Company's consolidated revenues, while a second customer, Kmart Corporation, accounted for approximately 30%. Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance of, or a significant unfavorable change in, the relationships with either of the two largest customers would have a materially adverse effect upon the Company's future sales and earnings.

During the Company's third quarter of fiscal 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. As part of this proceeding, the Company was designated a "critical vendor." This designation allowed the Company to collect its pre-petition H.E.R. accounts receivable balance. On February 1, 2002, the Company received a $49.0 million payment from Kmart, representing substantially all amounts currently due at that time. The Company immediately resumed shipping product to this customer and believes Kmart's subsequent closing of 283 lower performing customer stores will negatively impact sales by approximately $35.0 million annually. However, because these stores were under performing, the effect on the Company's operating income (income before interest, income taxes and minority interest) will not be material.


Operations
----------

H.E.R. distributes products from facilities in North America and the United Kingdom. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers' stores and the importance of timely delivery of new releases. Due to the nature of the music business, display of new releases close to authorized "street dates" is an important driver of both retail sales and customer satisfaction.

H.E.R. utilizes a proprietary inventory management system ("PRISM"). PRISM automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. PRISM also provides the basis to develop title specific billing to allow the Company to better serve its customers.

H.E.R. has implemented high-technology automated distribution equipment in Indianapolis, Indiana; Sparks, Nevada; and Toronto, Canada; as well as Warrington, United Kingdom, which was automated in fiscal 2002.

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


Other Developments
------------------

In fiscal 2002, the Company's Channel of Choice business model and proprietary systems were implemented in Canada and the UK.

In fiscal 2002, H.E.R. began providing direct-to-store shipment of certain prerecorded music product to Best Buy Co., Inc., including new store opening inventories and replenishment of selected product. The Company believes Best Buy will enhance H.E.R.'s strategic growth plan for increasing sales domestically through customer diversification.

Handleman Online ("HOL"), the Company's e-commerce investment, was launched in November 2001 to enhance H.E.R.'s position in music category management. HOL provides both traditional and online retailers with an array of e-commerce related products and services, including outsourced inventory management and fulfillment and web design. During fiscal 2002, HOL began providing the web-site, maintenance and consumer direct fulfillment for two customers, JCPenney.com and Kmart.com (formerly branded as bluelight.com).


                            North Coast Entertainment
                            -------------------------

NCE, a subsidiary of Handleman Company, includes the Company's proprietary product operations. NCE is the umbrella company for subsidiaries which acquire exclusive licensing and distribution rights for home entertainment properties, including music and video products. Such items are manufactured and then distributed directly to distributors or retailers. In fiscal 2002, approximately 96% of NCE revenues were in North America. Many NCE products are categorized as budget, with many retailing for under $10. Such products are designed to provide high margins to the retailer at prices that generate impulse sales.

NCE provides the following opportunities:

..    NCE enables the Company to take a more active, and more profitable, role in the production of home entertainment products.

..    NCE provides the Company with a wide array of product development and licensing opportunities for music products. This enables H.E.R. to offer a broader range of more profitable products to its customers.

..    NCE gives the Company access to new distribution channels, new markets and new customers. For example, the Company can cross-sell music and video to new or existing customers through any NCE subsidiary sales organization.

NCE's current portfolio is comprised of the following entities:

..    Anchor Bay Entertainment ("ABE") is an independent home video label. In addition to acquiring films for home entertainment distribution, ABE markets a wide variety of products including the children's series, Thomas the Tank Engine. Thomas has been a part of the ABE portfolio for nearly a decade. ABE also has a wide array of fitness products including the Crunch series and most recently, the Yoga for Dummies series based on the successful For Dummies book franchise. ABE is perhaps most noted for being a marketer within the horror/science fiction genre and has the rights for Halloween, Highlander and The Evil Dead series.

..    Madacy Entertainment Group ("Madacy") is an independent recording label which markets a range of music and video products with a catalog spanning all genres. Madacy is the largest independently distributed label in North America for the sixth consecutive year as published by Billboard Magazine. It provides licensing services and distributes music, video, DVD and customer entertainment premiums through its offices located in North America and Europe. Madacy Entertainment Group provides a variety of marketing services to their clients including custom packaging, manufacturing of audio, video and DVD, and the development of promotional campaigns.

NCE management will continue to focus on growing the business through licensing, acquiring or producing new products, as well as via new markets, new customers, geographical growth, growth within the home entertainment category and selective acquisitions and joint ventures.


Other Developments
------------------

In fiscal 2002, NCE expanded operations into the United Kingdom by launching Anchor Bay Entertainment UK, Limited. Similar to Anchor Bay Entertainment in the United States, the new company licenses, acquires and produces video titles for home entertainment distribution.

The Company substantially completed the closing of the operations of The itsy bitsy Entertainment Company ("TibECo"), a wholly-owned subsidiary of NCE. TibECo had incurred substantial operating losses in the past two fiscal years. During the third quarter of fiscal 2002, assets and liabilities were adjusted to net realizable value; the Company does not expect any further adjustments to recorded amounts.


                                   Competition
                                   -----------

Handleman is primarily a category manager of music products. The business of the Company is highly competitive as to both price and alternative supply arrangements. Besides competition among the Company's customers, the Company's customers compete with alternative sources from which consumers could purchase the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) record clubs, and (4) internet direct sales, including direct to home shipment and direct downloading through a consumer's home computer. Also, new methods of in-home delivery of entertainment software products are continually being introduced. The Company competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers have "vertically integrated" so as to provide their own category management. Some of these companies, however, also purchase from independent category managers.

The Company believes that the distribution of home entertainment software will remain highly competitive. The Company believes that customer service, retailer performance and continual progress in operational efficiencies are the keys to growth and profitability in this competitive environment.

                               * * * * * * * * * *


See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company's activities.

The Company's revenues and earnings are of a seasonal nature. Note 8, Quarterly Financial Summary (unaudited), on page 35 under Item 8, discloses quarterly results which indicate the seasonality of the Company's business.

The Company has approximately 2,600 employees. As of April 27, 2002, none were unionized.


Item 2.                             PROPERTIES


As of April 27, 2002, the Company's H.E.R. segment occupied leased warehouses located in Indianapolis, Indiana; Reno, Nevada; Toronto, Ontario; Warrington, United Kingdom and Mexico City, Mexico. H.E.R. also occupies ten leased satellite sales offices located in the states of Maryland, Michigan, Missouri, California, Arkansas, Georgia, Illinois and New York, as well as the Canadian provinces of Alberta and Quebec. The vacant Company-owned warehouse in Tampa, Florida, which has a net book value of approximately $1.9 million, is in the process of being sold. Sale proceeds are estimated to approximate net book value.

The Company's NCE unit occupies leased office space in the states of Michigan, California, New Jersey, New York, Tennessee and Minnesota, as well as in Canada, Germany and the United Kingdom.

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

Below is a summary of the market price of the Company's common stock:

                                          Fiscal Years Ended

                      -----------------------------------------------------
                           April 27, 2002             April 28, 2001

           Quarter       Low           High          Low         High
           -------    -----------------------------------------------------

           First        $11.15         $17.89       $8.75          $12.88

           Second        11.16          16.60        9.81           13.44

           Third         10.34          15.30        6.44           10.75

           Fourth         9.45          13.26        8.57           11.60



As of June 21, 2002, the Company had 2,887 shareholders of record.

The Company has not declared or paid dividends during the two fiscal years presented herein.

Item 6.

                             SELECTED FINANCIAL DATA
                                HANDLEMAN COMPANY
                                FIVE-YEAR REVIEW
             (amounts in thousands except per share data and ratios)

                                        2002        %       2001       %       2000       %       1999       %       1998       %
                                        ----        -       ----       -       ----       -       ----       -       ----       -
SUMMARY OF OPERATIONS:

Revenues                             $1,337,516   100.0  $1,192,979  100.0  $1,137,605  100.0  $1,058,553  100.0  $1,104,522  100.0
Gross profit, after direct
  product costs                         297,927    22.3     296,170   24.8     288,776   25.4     266,870   25.2     270,052   24.4
Selling, general & administrative
  expenses                              243,956    18.2     224,406   18.8     219,625   19.3     211,682   20.0     243,778   22.1
Depreciation and amortization
  - included in selling, general &
  administrative expenses                24,970     1.9      20,949    1.8      20,109    1.8      20,488    1.9      32,733    3.0
Repositioning and related charges,
  and other unusual charges **               --                  --                 --             96,362    9.1      13,684    1.2
Interest expense, net                     4,183      .3       2,632     .2       3,178     .3       8,088     .8      12,319    1.1
Income (loss) before income
  taxes and minority interest            49,788     3.7      69,132    5.8      65,973    5.8     (49,262)     *         271      *
Income tax expense (benefit)             13,217     1.0      26,379    2.2      26,255    2.3     (16,449)     *       2,800     .3
Net income (loss)                        37,118     2.8      42,031    3.5      38,648    3.4     (35,052)     *         312      *
Weighted average number of shares
  outstanding
   --basic                               26,656              27,318             29,425             31,568             32,868
   --diluted                             26,763              27,458             29,692             31,818             32,886

PER SHARE DATA:

Earnings (loss) per share
   --basic                           $     1.39          $     1.54         $     1.31         $    (1.11)        $      .01
   --diluted                               1.39                1.53               1.30              (1.11)               .01

BALANCE SHEET DATA:

Merchandise inventories              $  126,145          $  113,348         $  100,298         $  102,589         $  187,173
Total assets                            605,503             590,667            519,683            487,856            613,056
Debt, current                             3,571              14,571             14,571             18,571             18,571
Debt, non-current                        53,749              53,014             33,986             39,857            114,768
Working capital                         194,525             162,867            129,721            152,721            246,916
Shareholders' equity                    289,618             253,228            223,282            225,686            273,807

FINANCIAL RATIOS:

Working capital ratio
  (Current assets/current
   liabilities)                             1.8                 1.6                1.5                1.7                2.1
Inventory turns
  (Direct product costs/
   average inventories
   throughout year)                         6.5                 6.8                6.6                5.5                3.9
Debt to total capitalization ratio
  (Debt, non-current/debt,
   non-current plus
   shareholders' equity)                   15.7%               17.3%              13.2%              15.0%              29.5%
Return on assets (Net income/
  average assets)                           6.2%                7.6%               7.7%                 *                  *
Return on beginning
  shareholders' equity
  (Net income/beginning
   shareholders' equity)                   14.7%               18.8%              17.1%                 *                 .1%

    *    Not meaningful
   **    Amount for fiscal 1999 is net of $31,000 gain on sale of subsidiary

Item 7.                  MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations, principally in North America and the United Kingdom ("UK"). NCE encompasses the Company's proprietary operations, which include music and video products, as well as licensing operations. Business segment revenues discussed herein include intercompany sales which are eliminated in consolidation.

The following table sets forth revenues, and the percentage contribution to consolidated revenues, for the Company's two business segments for the fiscal years ended April 27, 2002, April 28, 2001 and April 29, 2000:

                                                                     Fiscal Years Ended
                                                                (dollar amounts in millions)
                                                   ---------------------------------------------------------

                                                   April 27, 2002     April 28, 2001       April 29, 2000
                                                     (52 weeks)         (52 weeks)           (52 weeks)
                                                   ---------------    -----------------    -----------------

Handleman Entertainment Resources                    $  1,215.3         $  1,064.0            $  1,011.3
% of Total                                                 90.9               89.2                  88.9

North Coast Entertainment                                 142.0              142.7                 142.0
% of Total                                                 10.6               12.0                  12.5

Eliminations, principally NCE sales to H.E.R.,
   net of corporate rental income                         (19.8)             (13.7)                (15.7)
% of Total                                                 (1.5)              (1.2)                 (1.4)
                                                     ----------         ----------            ----------

TOTAL                                                $  1,337.5         $  1,193.0            $  1,137.6
                                                     ==========         ==========            ==========


Critical Accounting Policies
----------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Company continually evaluates its estimates and assumptions which are based on historical experience and other various factors that are believed to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgements about the carrying values of certain assets and liabilities. Historically, actual results have not significantly deviated from those determined using the estimates and assumptions described above.

The Company believes that the following are its critical accounting policies:

Recognition of Revenues and Future Returns - The Company recognizes revenues based upon the shipment of merchandise to customers. In addition, the Company reduces gross sales and direct product costs for estimated future returns at the time the merchandise is shipped. On a quarterly basis, the Company monitors the estimates for future returns and records adjustments as necessary.

Inventory Valuation - Merchandise inventories are recorded at the lower of cost (first-in, first-out) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. The Company records an estimate for slow moving or obsolete inventory on a regular basis, although the effect of markdowns is minimized since the Company's vendors offer some level of return allowances and price protection. Adjustments to these slow moving/obsolete inventory estimates are made on a quarterly basis, as required.

The Company, principally in its proprietary product business, acquires video and audio licenses or rights giving it the exclusive privilege to manufacture and distribute such products. The cost of license advances and acquired rights are amortized based upon the sales volume method over a period which is the lesser of the term of the agreement or the products' estimated useful lives. The effective lives of the licenses and rights tend to range from three to five years. On a regular basis, the Company performs analyses comparing the carrying values of its license advances and acquired rights with the expected future economic benefit of these assets. Based upon such analyses, the Company adjusts, if necessary, the value of its license advances and acquired rights.

Long-Lived Assets - At each balance sheet date, the Company evaluates the carrying value and remaining estimated lives of long-lived assets for potential impairment by considering several factors, including management's plans for future operations, recent operating results, market trends and other economic facts relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined on a discounted basis.


Comparison of Fiscal 2002 with Fiscal 2001
------------------------------------------

For the fiscal year ended April 27, 2002 ("fiscal 2002"), revenues increased 13% to $1.34 billion from $1.19 billion for the year ended April 28, 2001 ("fiscal 2001"). Net income for fiscal 2002 was $37.1 million or $1.39 per diluted share, compared to net income of $42.0 million or $1.53 per diluted share for fiscal 2001.

H.E.R. revenues increased 15% to $1.22 billion for fiscal 2002 from $1.06 billion for fiscal 2001. Handleman UK Limited accounted for approximately 59% of the revenue increase, due to the commencement in February 2001 of category management, distribution and service to a new customer within the UK. Substantially all of the remaining increase was due to higher sales volume in the United States and Canada.

NCE revenues were $142.0 million for fiscal 2002 compared to $142.7 million for fiscal 2001. Lower revenues at Madacy Entertainment and The itsy bitsy Entertainment Company ("TibECo") of $8.8 million and $2.2 million, respectively, were partially offset by increased revenues at Anchor Bay Entertainment, Inc. and Anchor Bay Entertainment UK, Limited of $6.6 million and $4.0 million, respectively.

Consolidated direct product costs as a percentage of revenues was 77.7% for the year ended April 27, 2002, compared to 75.2% for the prior year. This increase in direct product costs as a percentage of revenues was primarily due to the Company's UK operation, which accounted for approximately 68% of the increase. The UK operation, which represented a higher proportion of sales in fiscal 2002, received lower supplier discounts than the Company received from suppliers in its North American operations. The Company is developing programs with key suppliers in the UK to improve supplier terms. Substantially all of the remaining increase in direct product costs as a percentage of revenues was due to higher product costs at the Madacy Entertainment business unit of NCE, which experienced the impact of inventory liquidation initiatives, as well as lower budget music sales which normally carry lower product costs as a percentage of revenues.

Consolidated selling, general and administrative ("SG&A") expenses for fiscal 2002 were $244.0 million or 18.2% of revenues, compared to $224.4 million or 18.8% of revenues for fiscal 2001. H.E.R. SG&A expenses increased $15.3 million, or 9%, due to the increase in H.E.R. revenues; however, as a percentage of revenues, SG&A expenses at H.E.R. declined year over year. The remaining increase in

SG&A expenses was primarily due to higher expenses at TibECo, resulting from the adjustment of certain assets and liabilities to net realizable value. The Company does not expect any further adjustments to recorded amounts at TibECo. The Company has substantially completed the closing of TibECo and the liquidation of its assets. The Company expects this closing process to be completed during fiscal 2003.

Consolidated income before interest, income taxes and minority interest ("operating income") for fiscal 2002 decreased to $54.0 million from $71.8 million for fiscal 2001. H.E.R. operating income of $65.2 million approximated fiscal 2001 operating income of $66.1 million. NCE incurred an operating loss for fiscal 2002 of $12.3 million, compared to operating income of $4.3 million for fiscal 2001. This decrease at NCE was mainly due to operating losses at Madacy Entertainment, which for the first time since being acquired by Handleman Company in fiscal 1995, incurred an operating loss. The Company is focused on restoring Madacy Entertainment revenues, direct product costs and SG&A expenses to historic levels. The Company expects Madacy Entertainment to return to profitability in fiscal 2003.

Interest expense, net was $4.2 million for fiscal 2002, compared to $2.6 million for fiscal 2001. This increase in interest expense, net was attributable to higher borrowing levels against the Company's revolving credit facility necessary to support working capital requirements.

Minority interest recognized in the statement of income represents the minority shareholders' portion of the income or loss for less than wholly-owned subsidiaries. Minority interest income was $.5 million for fiscal 2002, compared to minority interest expense of $.7 million for fiscal 2001.

The effective income tax rate for fiscal 2002 of 26.5% was lower than the fiscal 2001 tax rate of 38.2%. This decrease in the tax rate was primarily due to tax benefits recognized in fiscal 2002 related to TibECo prior year operating losses and, to a lesser extent, certain tax planning initiatives.

Accounts receivable, net was $274.5 million at April 27, 2002, compared to $265.3 million at April 28, 2001. This increase was due to the higher sales level in the fourth quarter of fiscal 2002, compared to the fourth quarter of fiscal 2001.

Merchandise inventories was $126.1 million at April 27, 2002, compared to $113.3 million at April 28, 2001. This increase was mainly due to higher inventory requirements to support the Company's growing business in the UK and new customer requirements in the United States.

Property and equipment, net was $67.7 million at April 27, 2002, compared to $56.9 million at April 28, 2001. This increase was due to the purchase of new store fixtures for certain customers and investments in computer software.

Other assets, net was $94.5 million at April 27, 2002, compared to $101.8 million at April 28, 2001. This reduction was principally due to a decrease in license advances and acquired rights.

Debt, current portion was $3.6 million at April 27, 2002, compared to $14.6 million at April 28, 2001. This decrease was due to a payment made in November 2001 related to the Company's senior note agreement.

The reduction in accrued and other liabilities to $39.1 million at April 27, 2002 from $44.8 million at April 28, 2001 was predominately due to decreases in income taxes payable and accrued royalties.

During fiscal 2002, the Company repurchased 456,700 shares of its common stock at a cost of $5.4 million, leaving 26,471,743 shares outstanding at April 27, 2002. Under the current authorization, which was approved by the Board of Directors in December 2000 and has no expiration date, the Company can repurchase in fiscal year 2003, or later, approximately 1,600,000 additional shares.

In fiscal 2002, H.E.R. began providing direct-to-store shipment of certain prerecorded music product to Best Buy Co., Inc., including new store opening inventories and replenishment of selected product. The Company believes Best Buy will enhance H.E.R.'s strategic growth plan for increasing sales domestically through customer diversification.

During the Company's third quarter of fiscal 2002, Kmart Corporation, a key customer of the Company, filed Chapter 11 bankruptcy protection. As part of this proceeding, the Company was designated a "critical vendor." This designation allowed the Company to collect its pre-petition H.E.R. accounts receivable balance. On February 1, 2002, the Company received a $49.0 million payment from the key customer, representing substantially all amounts currently due at that time. The Company immediately resumed shipping product to this customer and believes the customer's subsequent closing of 283 lower performing stores will negatively impact sales by approximately $35.0 million annually. However, because these stores were under performing, the effect on the Company's operating income will not be material.

In fiscal 2003, the Company expects revenues to increase in the mid-single digit range. This growth rate is dependent upon several factors including the timing and specifics of the Company's key customer Chapter 11 restructuring and the customer's ability to revive store sales, the popularity of new music releases, and the health of both the economy and the retail sector. Direct product costs, as a percentage of revenues, is expected to be comparable to that in fiscal 2002, while SG&A expenses are forecasted to continue to improve slightly. The Company expects a more normalized tax rate in the 37-39% range for fiscal 2003. The Company expects net income to increase in-line with, or slightly above, the revenue growth rate.


Comparison of Fiscal 2001 with Fiscal 2000
------------------------------------------

For the fiscal year ended April 28, 2001, revenues increased 5% to $1.19 billion from $1.14 billion for the fiscal year ended April 29, 2000 ("fiscal 2000"). Net income for fiscal 2001 was $42.0 million or $1.53 per diluted share, compared to net income of $38.6 million or $1.30 per diluted share for fiscal 2000.

H.E.R. revenues increased 5% to $1.06 billion for fiscal 2001 from $1.01 billion for fiscal 2000. Over 60% of the increase in revenues was attributable to H.E.R.'s United Kingdom operations where the Company gained the ASDA chain as a new customer in February 2001, and substantially all of the remaining increase was attributable to improved sales in the United States throughout the year.

NCE revenues for fiscal 2001 were $142.7 million, essentially the same as $142.0 million for fiscal 2000. Increased revenues of approximately $12.5 million in the Anchor Bay Entertainment unit were offset by declines at the Madacy Entertainment and The itsy bitsy Entertainment Company operating units.

Consolidated direct product costs as a percentage of revenues was 75.2% for the year ended April 28, 2001, compared to 74.6% for the year ended April 29, 2000. The slight increase was due to higher costs as a percentage of revenues within the NCE segment.

Consolidated selling, general and administrative expenses for fiscal 2001 were $224.4 million or 18.8% of revenues, compared to $219.6 million or 19.3% of revenues for fiscal 2000. SG&A expenses at NCE approximated prior year levels, whereas H.E.R. expenses increased due to the increase in H.E.R. revenues; however, as a percentage of revenues, SG&A expenses at H.E.R. declined year over year.

Consolidated income before interest, income taxes and minority interest for fiscal 2001 increased to $71.8 million from $69.2 million for fiscal 2000. H.E.R. operating income rose 21% to $66.1 million in fiscal 2001 from $54.8 million in fiscal 2000. This increase in H.E.R. operating income was primarily attributable to North American operations. NCE operating income was $4.3 million in fiscal 2001, compared with $14.2 million in fiscal 2000. This decrease was due to a higher operating loss at TibECo, as well as reduced operating income at Madacy Entertainment.

Interest expense, net was $2.6 million for fiscal 2001, compared to $3.2 million for fiscal 2000. The decrease in interest expense, net was attributable to lower borrowing levels.

Minority interest recognized in the statement of income represents the minority shareholders' portion of the income or loss for less than wholly-owned subsidiaries. Minority interest expense was $.7 million for fiscal 2001, compared to $1.1 million for fiscal 2000.

The effective income tax rate for fiscal 2001 of 38.2% was lower than the fiscal 2000 tax rate of 39.8%. This decrease in the rate from fiscal 2000 was primarily due to tax benefits resulting from tax planning initiatives. The effective rate for fiscal 2001 was higher than expected due to higher losses at TibECo where no tax benefit on these losses was recognized because TibECo was an unconsolidated subsidiary for income tax purposes for fiscal 2001.

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

During fiscal 2001, the Company repurchased 1,230,880 shares of its common stock at a cost of $12.1 million, leaving 26,540,000 shares outstanding as of April 28, 2001.


Liquidity and Capital Resources
-------------------------------

Working capital at April 27, 2002 was $194.5 million, compared to $162.9 million at April 28, 2001. The working capital ratio was 1.8 to 1 at April 27, 2002, compared to 1.6 to 1 at April 28, 2001.

Property and equipment, net consists primarily of display fixtures, computer hardware and software, warehouse equipment and facilities. The Company also acquires or licenses video and music products which it markets. Purchases of these assets are expected to be funded primarily by cash flow from operations.

On August 8, 2001, the Company replaced its $150.0 million revolving credit facility with an unsecured $170.0 million revolving credit agreement, arranged with a consortium of banks. This new agreement expires in August 2004. The balance outstanding under this credit agreement as of April 27, 2002 was $46.6 million. The Company also had $10.7 million outstanding as of April 27, 2002 under a senior note agreement with a group of insurance companies, of which $3.6 million matures in fiscal 2003. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the revolving credit facility and the senior notes, including scheduled maturities.

The borrowing base under the new revolving credit agreement is limited to the lesser of (a) $170.0 million, or (b) 80% of the net accounts receivable balances plus 100% of the cash balances of the domestic companies.

In fiscal 2002, a subsidiary entered into a (pound)2.0 million credit facility (approximately $2.9 million U.S.) with a certain bank. As of April 27, 2002, no amounts were outstanding. The Company has guaranteed repayment of amounts borrowed under this facility.

Net cash provided from operating activities included in the Consolidated Statement of Cash Flows increased to $49.1 million for fiscal 2002 from $43.9 million for fiscal 2001.

Net cash used by investing activities was $50.3 million for fiscal 2002, compared to net cash used by investing activities of $44.7 million for fiscal 2001. Additions to property and equipment increased to $31.5 million for fiscal 2002, compared to $26.5 million for fiscal 2001. This increase was due to the purchase of store fixtures for a certain customer and the investment in computer software. License advances and acquired rights were $18.9 million for fiscal 2002, compared to $23.0 million for fiscal 2001.

Net cash used by financing activities was $12.2 million for fiscal 2002, compared to $6.9 million provided from financing activities for fiscal 2001. This change was principally due to lower borrowings under the Company's revolving credit agreement in fiscal 2002.

Management believes that the credit agreement and the senior note agreement, will provide sufficient amounts to fund day-to-day operations and higher peak seasonal demands.

The following table summarizes the Company's contractual cash obligations and commitments as of April 27, 2002, along with their expected effect on its liquidity and cash flows in future periods (in thousands of dollars):

                                                        Contractual Cash Obligations and Commitments

                                       -------------------------------------------------------------------------------
                                                                        Due by Period
                                       -------------------------------------------------------------------------------
                                                          Less than          1 - 3           4 - 5           After
                                            Total           1 Year           Years           Years          5 Years
                                       -------------------------------------------------------------------------------
Long-term debt                            $ 57,320         $ 3,571          $53,749              --             --
Other long-term obligations                  4,460           1,487            2,973              --             --
Operating leases                            33,653           8,618           14,470           2,210          8,355
Outstanding letters of credit                4,650           4,650               --              --             --
                                       -------------------------------------------------------------------------------

Total contractual cash
  obligations and commitments             $100,083         $18,326          $71,192          $2,210         $8,355
                                       ===============================================================================

The Company has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Investments that are accounted for under the equity method have no liabilities associated with them that would be considered material to the Company.


New Accounting Pronouncements
-----------------------------

In fiscal 2003, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," which was approved by the Financial Accounting Standards Board in 2001. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003. The Company analyzed the impact SFAS No. 142 will have on its consolidated financial position and results of operations and determined that no adjustment to the carrying value of goodwill will be required upon adoption of this statement. The Company will perform impairment analyses for goodwill and other intangible assets with indefinite lives on an annual basis going forward. Adoption of SFAS No. 142 will result in an increase in net income of approximately $1.1 million in fiscal 2003.

In 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of Business." SFAS No. 144 requires the recognition of an impairment loss only if the carrying amount of long-lived assets is not recoverable from its undiscounted cash flow and measures an impairment loss as the difference between the carrying amount and fair value of the assets. Goodwill is excluded from the scope of this Statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off, be considered held and used until it is disposed. This Statement requires that the accounting model for long-lived assets to be disposed of by sale, be used for all previously held and used, or newly acquired long-lived assets. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. This Statement becomes effective for the Company on April 28, 2002, and the Company does not believe SFAS No. 144 will have a significant effect on its operating results.


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


                               * * * * * * * * * *


This document contains forward-looking statements which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including, without limitation, conditions in the music industry, the effect of the Company's key customer Chapter 11 proceedings, the ability to enter into profitable agreements with customers in the new businesses outlined in the Company's strategic growth plan, securing funding or providing sufficient cash required to build and grow the new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, effects of electronic commerce, relationships with the Company's lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors discussed in this Form 10-K and those detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Accountants

Consolidated Balance Sheet at April 27, 2002, April 28, 2001 and April 29, 2000

Consolidated Statement of Income - Years Ended April 27, 2002, April 28, 2001 and April 29, 2000

Consolidated Statement of Shareholders' Equity - Years Ended April 27, 2002, April 28, 2001 and April 29, 2000

Consolidated Statement of Cash Flows - Years Ended April 27, 2002, April 28, 2001 and April 29, 2000

Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

    To the Board of Directors and Shareholders of Handleman Company:


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Handleman Company and subsidiaries (the "Company") as of April 27, 2002, April 28, 2001, and April 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 14(a)2 of this Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    PricewaterhouseCoopers LLP

    Detroit, Michigan
    June 4, 2002

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEET
          YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
                    (amounts in thousands except share data)
                    ----------------------------------------

ASSETS                                                                   2002                 2001                 2000
------                                                                   ----                 ----                 ----
Current assets:
     Cash and cash equivalents                                      $       20,254       $       33,628       $       27,510
     Accounts receivable, less allowance of $14,067
           in 2002, $16,336 in 2001 and $17,383 in 2000
           for gross profit impact of estimated future returns             274,490              265,280              234,005
     Merchandise inventories                                               126,145              113,348              100,298
     Other current assets                                                   22,441               19,720               16,036
                                                                    --------------       --------------       --------------
            Total current assets                                           443,330              431,976              377,849
Property and equipment, net                                                 67,707               56,887               51,852
Other assets, net                                                           94,466              101,804               89,982
                                                                    --------------       --------------       --------------
            Total assets                                            $      605,503       $      590,667       $      519,683
                                                                    ==============       ==============       ==============

LIABILITIES
-----------

Current liabilities:
     Accounts payable                                               $      206,180       $      209,766       $      202,339
     Debt, current portion                                                   3,571               14,571               14,571
     Accrued and other liabilities                                          39,054               44,772               31,218
                                                                    --------------       --------------       --------------
            Total current liabilities                                      248,805              269,109              248,128
Debt, non-current                                                           53,749               53,014               33,986
Other liabilities                                                           13,331               15,316               14,287

SHAREHOLDERS' EQUITY
--------------------

Preferred stock, $1.00 par value; 1,000,000
     shares authorized; none issued                                             --                   --                   --
Common stock, $.01 par value; 60,000,000
     shares authorized:  26,472,000, 26,540,000 and
     27,691,000 shares issued in 2002, 2001 and 2000,
     respectively                                                              265                  265                  277
Foreign currency translation adjustment                                     (7,005)              (7,479)              (6,449)
Unearned compensation                                                       (1,708)                 (63)                (443)
Retained earnings                                                          298,066              260,505              229,897
                                                                    --------------       --------------       --------------
            Total shareholders' equity                                     289,618              253,228              223,282
                                                                    --------------       --------------       --------------
            Total liabilities and shareholders' equity              $      605,503       $      590,667       $      519,683
                                                                    ==============       ==============       ==============


     The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
          YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
                  (amounts in thousands except per share data)
                  --------------------------------------------

                                                            2002                2001                 2000
                                                            ----                ----                 ----
Revenues                                               $    1,337,516      $    1,192,979       $    1,137,605

Costs and expenses:

     Direct product costs                                   1,039,589             896,809              848,829
     Selling, general and administrative expenses             243,956             224,406              219,625
     Interest expense, net                                      4,183               2,632                3,178
                                                       --------------      --------------       --------------
          Income before income taxes
              and minority interest                            49,788              69,132               65,973

Income tax expense                                            (13,217)            (26,379)             (26,255)

Minority interest                                                 547                (722)              (1,070)
                                                       --------------      --------------       --------------

          Net income                                   $       37,118      $       42,031       $       38,648
                                                       ==============      ==============       ==============

Net income per share
          Basic                                        $         1.39      $         1.54       $         1.31
                                                       ==============      ==============       ==============
          Diluted                                      $         1.39      $         1.53       $         1.30
                                                       ==============      ==============       ==============

Weighted average number of shares
  outstanding during the year
          Basic                                                26,656              27,318               29,425
                                                       ==============      ==============       ==============
          Diluted                                              26,763              27,458               29,692
                                                       ==============      ==============       ==============

    The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
                             (amounts in thousands)
                             ----------------------


                                                     Common Stock                  Foreign                             Total
                                                --------------------               Currency    Unearned                Share-
                                                Shares                  Paid-In   Translation   Compen-    Retained    holders'
                                                Issued      Amount      Capital    Adjustment   sation     Earnings    Equity
                                               --------   ----------   ---------  ------------ ---------  ---------- ----------
May 1, 1999                                      31,049    $    310    $  6,828    $ (5,220)   $ (1,557)   $225,325   $225,686


Net income                                                                                                   38,648     38,648
Adjustment for foreign
   currency translation                                                              (1,229)                            (1,229)
                                                                                                                      --------
Comprehensive income, net of tax                                                                                        37,419
                                                                                                                      --------
Common stock issuances, net of forfeitures,
   in connection with employee benefit plans        181           2       1,559                   1,114        (515)     2,160
Common stock repurchased                         (3,539)        (35)     (8,387)                            (33,561)   (41,983)
                                               --------    --------    --------    --------    --------    --------   --------

April 29, 2000                                   27,691         277          --      (6,449)       (443)    229,897    223,282


Net income                                                                                                   42,031     42,031
Adjustment for foreign
   currency translation                                                              (1,030)                            (1,030)
                                                                                                                      --------
Comprehensive income, net of tax                                                                                        41,001
                                                                                                                      --------
Common stock issuances, net of forfeitures,
   in connection with employee benefit plans         80                                             380         620      1,000
Common stock repurchased                         (1,231)        (12)                                        (12,043)   (12,055)
                                               --------    --------    --------    --------    --------    --------   --------

April 28, 2001                                   26,540         265          --      (7,479)        (63)    260,505    253,228


Net income                                                                                                   37,118     37,118
Adjustment for foreign
   currency translation                                                                 474                                474
                                                                                                                      --------
Comprehensive income, net of tax                                                                                        37,592
                                                                                                                      --------
Common stock issuances, net of forfeitures,
   in connection with employee benefit plans        389           4                              (1,645)      4,687      3,046
Common stock repurchased                           (457)         (4)                                         (5,401)    (5,405)
Tax benefit from exercise of stock options                                                                    1,157      1,157
                                               --------    --------    --------    --------    --------    --------   --------

April 27, 2002                                   26,472    $    265    $     --    $ (7,005)   $ (1,708)   $298,066   $289,618
                                               ========    ========    ========    ========    ========    ========   ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
                             (amounts in thousands)
                             ----------------------

                                                                                       2002           2001           2000
                                                                                       ----           ----           ----
Cash flows from operating activities:
         Net income                                                                $    37,118    $    42,031    $    38,648
                                                                                   -----------    -----------    -----------
         Adjustments to reconcile net income to net cash
           provided from operating activities:
         Depreciation                                                                   19,487         16,004         15,962
         Amortization of acquisition costs                                               4,086          4,945          4,147
         Recoupment of license advances                                                 17,888         12,992         10,793
         Loss on disposal of property and equipment                                      1,093            844          1,008
         Adjustment of subsidiary assets and liabilities
           to net realizable value                                                       5,693             --             --
         Deferred income taxes                                                          (4,693)        (3,914)         1,466
         Tax benefit from exercise of stock options                                      1,157             --             --
         Increase in accounts receivable                                                (9,455)       (31,275)        (8,424)
         (Increase) decrease in merchandise inventories                                (13,003)       (13,050)         5,817
         (Increase) decrease in other operating assets                                   2,302         (6,694)         4,216
         Increase (decrease) in accounts payable                                        (3,586)         7,427         36,113
         Increase (decrease) in other operating liabilities                             (8,995)        14,583         (2,270)
                                                                                   -----------    -----------    -----------
               Total adjustments                                                        11,974          1,862         68,828
                                                                                   -----------    -----------    -----------
               Net cash provided from operating activities                              49,092         43,893        107,476
                                                                                   -----------    -----------    -----------

Cash flows from investing activities:
         Additions to property and equipment                                           (31,486)       (26,503)       (20,335)
         Proceeds from disposition of property and equipment                                85          4,750            361
         License advances and acquired rights                                          (18,915)       (22,965)       (30,042)
         Cash investment in Lifetime Entertainment Limited                                  --             --         (6,432)
                                                                                   -----------    -----------    -----------
               Net cash used by investing activities                                   (50,316)       (44,718)       (56,448)
                                                                                   -----------    -----------    -----------

Cash flows from financing activities:
         Issuances of debt                                                           4,481,168      1,262,171      1,363,621
         Repayments of debt                                                         (4,491,433)    (1,243,143)    (1,373,492)
         Repurchase of common stock                                                     (5,405)       (12,055)       (41,983)
         Other changes in shareholders' equity, net                                      3,520            (30)           931
                                                                                   -----------    -----------    -----------
               Net cash provided from (used by) financing activities                   (12,150)         6,943        (50,923)
                                                                                   -----------    -----------    -----------

 Net increase (decrease) in cash and cash equivalents                                  (13,374)         6,118            105
 Cash and cash equivalents at beginning of year                                         33,628         27,510         27,405
                                                                                   -----------    -----------    -----------
 Cash and cash equivalents at end of year                                          $    20,254    $    33,628    $    27,510
                                                                                   ===========    ===========    ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               _________________

1.   Accounting Policies:

     Business

     The Company is comprised of two business segments. Handleman Entertainment Resources ("H.E.R.") is a category manager and distributor of prerecorded music to mass merchants, principally in North America and the United Kingdom ("UK"). North Coast Entertainment ("NCE") is responsible for the Company's proprietary operations, which include music and video products, as well as licensing operations.

     Fiscal Year

     The Company's fiscal year ends on the Saturday closest to April 30. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. Minority interest recognized in the statement of income represents the minority shareholders' portion of the income (loss) for less than wholly-owned subsidiaries. The minority interest share of the net assets of these subsidiaries of $2,829,000, $4,187,000 and $5,000,000 as of April 27, 2002, April 28, 2001
     and April 29, 2000, respectively, is included in other liabilities in the accompanying consolidated balance sheet. The Company does not have any material equity investments other than in companies in which they have voting control.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation

     The Company utilizes the policies outlined in Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," to convert the balance sheet and operations of its foreign subsidiaries to United States dollars. Net transaction gains (losses) included in the statement of income were $157,000, $(123,000) and $383,000 for the years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively.

     Recognition of Revenue and Future Returns

     Revenues are recognized upon shipment of the merchandise. The Company reduces gross sales and direct product costs for estimated future returns at the time the merchandise is sold.

                               _________________

     Inventory Valuation

     Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $10,888,000, $11,086,000 and $11,178,000 were incurred during the years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively. Merchandise inventories as of April 27, 2002, April 28, 2001 and April 29, 2000 included $883,000, $855,000 and
     $843,000, respectively, of such costs.

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

     Depreciation

     Depreciation is computed using primarily the straight-line method based on the following estimated useful lives:

               Display fixtures                           5 years
               Computer hardware and software             3-5 years
               Equipment, furniture and other             3-10 years
               Buildings and improvements                 10-40 years

     License Advances and Acquired Rights

     The Company, principally in its proprietary product business, acquires video and audio licenses or rights giving it the exclusive privilege to manufacture and distribute such products. The cost of license advances and acquired rights are included in other assets in the consolidated balance sheet and are amortized based upon the sales volume method over a period which is the lesser of the term of the agreement or the products' estimated useful lives. The effective lives of the licenses and rights tend to range from three to five years. As of April 27, 2002, April 28, 2001 and April 29, 2000, licenses and acquired rights, net of amortization, amounted to $67,198,000, $74,181,000 and $61,390,000, respectively.

     Intangible Assets

     Intangible assets consist primarily of the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Such amounts included in other assets in the consolidated balance sheet as of April 27, 2002, April 28, 2001 and April 29, 2000 are $13,958,000,
     $19,719,000 and $24,575,000, which are net of amortization of $21,212,000,
     $15,756,000 and $10,900,000, respectively. These assets were being amortized using the straight-line method over periods ranging from four to 15 years.

     In fiscal 2003, the Company will adopt SFAS No. 142, "Goodwill and Intangible Assets," which was approved by the Financial Accounting Standards Board effective in 2001. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003. The Company analyzed the impact SFAS No. 142 will have on its consolidated financial position and results of operations and determined that no adjustment to the carrying

                               _________________

     value of goodwill will be required upon adoption of this statement. The Company will perform impairment analyses for goodwill and other intangible assets with indefinite lives on an annual basis going forward. Adoption of SFAS No. 142 will result in an increase in net income of approximately $1,100,000 in fiscal 2003.

     Long-Lived Assets

     In 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of Business." SFAS No. 144 requires the recognition of an impairment loss only if the carrying amount of long-lived assets is not recoverable from its undiscounted cash flow and measures an impairment loss as the difference between the carrying amount and fair value of the assets. Goodwill is excluded from the scope of this Statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off, be considered held and used until it is disposed. This statement requires that the accounting model for long-lived assets to be disposed of by sale, be used for all previously held and used, or newly acquired long-lived assets. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. This Statement becomes effective for the Company on April 28, 2002 and the Company does not believe SFAS No. 144 will have a significant effect on its operating results.

     Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Financial Instruments

     The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company estimates that fair values generally approximated carrying values at April 27, 2002, April 28, 2001 and April 29, 2000. Fair values have been determined through information obtained from market sources and management estimates.

     Earnings Per Share

     For computing diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share," additional weighted average shares attributable to outstanding stock options were 107,000, 140,000 and 267,000 for the years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively.

     Reclassifications

     The fiscal year 2001 and 2000 Consolidated Statement of Cash Flows have been conformed to the presentation adopted in fiscal year 2002.

                               _________________

2.   Segment Information:

     The Company has determined, using the management approach, that it operates in two business segments: Handleman Entertainment Resources provides category management and distribution services of music products to select mass merchants; and North Coast Entertainment encompasses the Company's proprietary activities, which include music and video products, as well as licensing operations.

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

     The tables below present information about reported segments for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 (in thousands of dollars):

         Fiscal 2002:                            H.E.R.       NCE        Total
                                                 ------       ---        -----

         Revenues, external customers         $1,215,322   $121,783   $1,337,105
         Intersegment revenues                        --     20,221       20,221
         Segment income                           65,221    (12,334)      52,887
         Total assets                            513,964    164,620      678,584
         Capital expenditures                     29,086      2,400       31,486


         Fiscal 2001:                            H.E.R.       NCE        Total
                                                 ------       ---        -----

         Revenues, external customers         $1,064,003   $128,887   $1,192,890
         Intersegment revenues                        --     13,840       13,840
         Segment income                           66,123      4,271       70,394
         Total assets                            498,109    186,084      684,193
         Capital expenditures                     22,011      4,492       26,503


         Fiscal 2000:                            H.E.R.       NCE        Total
                                                 ------       ---        -----

         Revenues, external customers         $1,011,323   $126,282   $1,137,605
         Intersegment revenues                        --     15,716       15,716
         Segment income                           54,811     14,182       68,993
         Total assets                            425,743    175,468      601,211
         Capital expenditures                     14,016      6,319       20,335

                                _________________

A reconciliation of total segment revenues to consolidated revenues, total segment income to consolidated income before income taxes and minority interest, and total segment assets to consolidated assets for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 is as follows (in thousands of dollars):

                                                             2002           2001           2000
                                                             ----           ----           ----
Revenues
--------

    Total segment revenues                               $ 1,357,326    $ 1,206,730    $ 1,153,321
    Corporate rental income                                      411             89             --
    Elimination of intersegment revenues                     (20,221)       (13,840)       (15,716)
                                                         -----------    -----------    -----------
    Consolidated revenues                                $ 1,337,516    $ 1,192,979    $ 1,137,605
                                                         ===========    ===========    ===========

Income Before Income Taxes and Minority Interest
------------------------------------------------

    Total segment income for reportable segments         $    52,887    $    70,394    $    68,993
    Interest income                                              991          1,844          2,195
    Interest expense                                          (5,174)        (4,476)        (5,373)
    Unallocated corporate income                               1,084          1,370            158
                                                         -----------    -----------    -----------
    Consolidated income before income taxes and
       minority interest                                 $    49,788    $    69,132    $    65,973
                                                         ===========    ===========    ===========

Assets
------

    Total segment assets                                 $   678,584    $   684,193    $   601,211
    Elimination of intercompany receivables
       and payables                                          (73,081)       (93,526)       (81,528)
                                                         -----------    -----------    -----------
    Consolidated assets                                  $   605,503    $   590,667    $   519,683
                                                         ===========    ===========    ===========

                                  ____________

Revenue and long-lived asset information by geographic area, which is based upon the country in which the legal subsidiary is domiciled, as of and for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 are as follows (in thousands of dollars):

                                                   Revenues
                                  --------------------------------------------

                                     2002             2001             2000
                                     ----             ----             ----

United States                     $1,077,399       $1,030,120       $  997,238
United Kingdom                       149,169           57,319           21,609
Canada                                91,517           85,712           92,200
Other foreign                         19,431           19,828           26,558
                                  ----------       ----------       ----------
                                  $1,337,516       $1,192,979       $1,137,605
                                  ==========       ==========       ==========

                                                Long-Lived Assets
                                    ------------------------------------------

                                     2002             2001             2000
                                     ----             ----             ----

United States                       $142,437         $143,248         $130,248
United Kingdom                         5,942            3,628              884
Canada                                 3,553            3,866            4,012
Other foreign                          4,616            5,374            6,172
                                    --------         --------         --------
                                    $156,548         $156,116         $141,316
                                    ========         ========         ========

For the years ended April 27, 2002, April 28, 2001 and April 29, 2000, one customer accounted for approximately 49 percent, 44 percent and 42 percent of the Company's revenues, respectively, and a second customer accounted for approximately 30 percent, 35 percent and 35 percent of the Company's revenues, respectively. Approximately 99 percent, 98 percent and 98 percent of the combined revenues for these two customers are included in the H.E.R. segment for the years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively. Collectively, these customers accounted for approximately 70 percent, 74 percent and 63 percent of accounts receivable at April 27, 2002, April 28, 2001 and April 29, 2000, respectively.

                               __________________

3.  Pension Plan:

    The Company has two principal retirement plans which cover substantially all full-time U.S. employees. The benefit obligation, plan assets, funded status, net periodic benefit cost and the amount which is recorded in the Company's consolidated balance sheet at April 27, 2002, April 28, 2001 and April 29, 2000 for these plans are as follows (in thousands of dollars):

                                                                   2002              2001              2000
                                                                   ----              ----              ----
     Change in projected benefit obligation:
       Benefit obligation at beginning of year                   $ 33,474          $ 24,684          $ 26,553
       Service cost                                                 1,421             1,148             1,206
       Interest cost                                                2,527             2,159             1,820
       Amendments                                                   1,591             1,263                --
       Actuarial (gain)/loss                                          366             5,229            (3,555)
       Benefits paid                                               (1,013)           (1,009)           (1,340)
                                                                 --------          --------          --------
         Benefit obligation at end of year                       $ 38,366          $ 33,474          $ 24,684
                                                                 ========          ========          ========
     Change in plan assets:
       Fair value of plan assets at beginning of year            $ 20,430          $ 20,174          $ 20,373
       Actual return on plan assets                                   800               113             1,385
       Net realized gain (loss) on the sale of assets                (643)            1,117             1,295
       Unrealized depreciation                                       (403)           (1,125)           (1,556)
       Company contribution                                         2,970             1,160                17
       Benefits paid                                               (1,013)           (1,009)           (1,340)
                                                                 --------          --------          --------
         Fair value of plan assets at end of year                $ 22,141          $ 20,430          $ 20,174
                                                                 ========          ========          ========

     Funded status at end of year                                $(16,225)         $(13,044)         $ (4,510)
     Unrecognized net (gain)/loss from past experience
       different from that assumed                                  8,152             5,834              (982)
     Unrecognized net gain from excess funding                       (133)             (252)             (371)
     Unrecognized prior service cost                                2,883             1,705               644
                                                                 --------          --------          --------
         Accrued benefit cost included in other
           liabilities                                           $ (5,323)         $ (5,757)         $ (5,219)
                                                                 ========          ========          ========

    Assumptions used in determining the actuarial present value of the projected benefit obligation included a weighted average discount rate of 7.25 % for 2002, 7.25% for 2001 and 7.75% for 2000, and a rate of increase in future compensation levels of 5% for all years. Components of net periodic benefit cost are as follows (in thousands of dollars):

                                                                   2002              2001              2000
                                                                   ----              ----              ----
     Service cost                                                 $ 1,421           $ 1,148           $ 1,206
     Interest cost                                                  2,527             2,159             1,820
     Expected return on plan assets                                (1,874)           (1,744)           (1,696)
     Amortization of unrecognized transition
       asset, prior service cost and actuarial gain                   627               135               (16)
                                                                  -------           -------           -------
         Net periodic benefit cost                                $ 2,701           $ 1,698           $ 1,314
                                                                  =======           =======           =======

    The expected long-term rate of return on assets was 8.5% for all years. Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee, as well as Handleman Company common stock valued at $906,000 at April 27, 2002, $835,000 at April 28, 2001 and
    $888,000 at April 29, 2000.

                               ___________________


4.   Debt:

     In fiscal 2002, the Company replaced its $150,000,000 revolving credit facility with an unsecured $170,000,000 revolving credit agreement with a consortium of banks, which is scheduled to expire in August 2004. At April 27, 2002, borrowings available under the credit agreement were $118,744,000, after $4,650,000 of outstanding letters of credit and borrowings of $46,606,000 outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or "LIBOR." As of April 27, 2002, the interest rate was 3.1%. The weighted average amount of borrowings outstanding under the credit agreements were $73,020,000, $5,430,000 and $6,694,000 for the years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively. The increase in borrowings outstanding in fiscal 2002 was due to increased working capital requirements. The weighted average interest rate under the credit agreements was 3.73% for the year ended April 27, 2002, 6.85% for the year ended April 28, 2001 and 6.74% for the year ended April 29, 2000.

     The borrowing base under the new revolving credit agreement is limited to the lesser of (a) $170,000,000, or (b) 80% of the net accounts receivable balances plus 100% of the cash balances of the domestic companies.

     In fiscal 1995, the Company entered into a $100,000,000 senior note agreement, as amended, with a group of insurance companies. The remaining note bears an interest rate of 8.84%. Scheduled maturities for the senior note agreement as of April 27, 2002 are as follows (in thousands of dollars):

                               2003                  $ 3,571
                               2004                    3,571
                               2005                    3,572
                                                     -------
                                                     $10,714
                                                     =======

     In fiscal 2002, a subsidiary entered into a (pound)2,000,000 credit facility (approximately $2,915,000 U.S.) with a certain bank. As of April 27, 2002, the interest rate was 5% and no amounts were outstanding. The Company has guaranteed repayment of amounts borrowed under this facility.

     The senior note and the credit agreements contain certain restrictions and covenants, relating to, among others, minimum debt service ratio, maximum leverage ratio and minimum consolidated tangible net worth. As of April 27, 2002, the Company was in compliance with these various provisions.

     Interest expense for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 was $5,174,000, $4,476,000 and $5,373,000, respectively.
     Interest paid for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 was $5,366,000, $4,462,000 and $5,039,000, respectively.

                               __________________

5.   Income Taxes:

     The domestic and foreign components of income before income taxes and minority interest for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 are as follows (in thousands of dollars):

                                          2002          2001          2000
                                          ----          ----          ----

     Domestic                           $ 57,940      $ 73,389      $ 63,372
     Foreign                              (8,162)       (4,257)        2,601
                                        --------      --------      --------
     Income before income
        taxes and minority interest     $ 49,778      $ 69,132      $ 65,973
                                        ========      ========      ========


     Provisions for income taxes for the years ended April 27, 2002, April 28, 2001 and April 29, 2000 consist of the following (in thousands of dollars):


                                          2002          2001          2000
                                          ----          ----          ----
     Currently payable:
        Federal                         $ 14,923      $ 24,528      $ 19,749
        Foreign                            2,602         1,985         2,195
        State and other                      385         3,780         2,845

     Deferred, net:
        Federal                           (1,335)       (1,145)        1,545
        Foreign                           (4,347)       (2,758)         (209)
        State and other                      989           (11)          130
                                        --------      --------      --------
                                        $ 13,217      $ 26,379      $ 26,255
                                        ========      ========      ========

     The following table provides a reconciliation of the Company's federal statutory income tax to the resulting income tax (in thousands of dollars):


                                          2002          2001          2000
                                          ----          ----          ----

     Federal statutory income tax       $ 17,424      $ 24,197      $ 23,092
     State and local income taxes            696         2,273         1,940
     Effect of foreign operations         (1,986)       (5,344)        1,076
     Effect of domestic subsidiary not
        consolidated for tax purposes     (4,389)        4,485            --
     Other                                 1,472           768           147
                                        --------      --------      --------
                Resulting income tax    $ 13,217      $ 26,379      $ 26,255
                                        ========      ========      ========

                                _________________

Items that gave rise to significant portions of the deferred tax accounts at April 27, 2002, April 28, 2001 and April 29, 2000 are as follows (in thousands of dollars):

                                      April 27, 2002              April 28, 2001              April 29, 2000
                                ---------------------------------------------------------------------------------
                                  Deferred    Deferred Tax    Deferred     Deferred Tax   Deferred   Deferred Tax
                                 Tax Assets    Liabilities   Tax Assets    Liabilities   Tax Assets   Liabilities
    --------------------------------------------------------------------------------------------------------------
   Allowances                     $ 12,531      $  5,279      $ 14,146     $  5,202      $ 13,585       $  6,618
   Carryforward losses              13,127            --        14,594           --        10,600             --
   Employee benefits                 5,887           682         4,795           56         2,251             95
   Property and equipment              732         6,581         1,163        5,666         2,802          6,075
   Inventory                           127           701           178          538           271            374
   Other                             6,565           520         3,710          347         1,531             83
                                  --------      --------      --------     --------      --------       --------

                                    38,969        13,763        38,586       11,809        31,040         13,245
   Valuation allowance              (6,200)           --       (11,600)          --        (8,600)            --
                                  --------      --------      --------     --------      --------       --------

   Net                            $ 32,769      $ 13,763      $ 26,986     $ 11,809      $ 22,440       $ 13,245
                                  ========      ========      ========     ========      ========       ========

   The Company has net operating and capital loss carryforwards for tax purposes of approximately $40,000,000, which expire at various times from 2004 through 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has valuation allowances recognized related to approximately $17,000,000 of its loss carryforwards.

   The Company has foreign tax credit carryforwards of approximately $5,400,000, which are included in "Other" in the deferred tax accounts summary above at April 27, 2002, and will expire in 2007.

   Income taxes paid in fiscal years 2002, 2001 and 2000 were approximately $19,042,000, $26,867,000 and $26,311,000, respectively.

6. Property and Equipment:

   Property and equipment consists of the following (in thousands of dollars):

                                            2002          2001          2000
                                            ----          ----          ----

   Land                                   $  1,233      $  1,233      $  3,078
   Buildings and improvements               14,681        14,621        17,126
   Display fixtures                         38,030        34,627        52,362
   Computer hardware and software           51,465        39,083        24,290
   Equipment, furniture and other           32,042        29,219        25,392
                                          --------      --------      --------
                                           137,451       118,783       122,248

   Less accumulated depreciation            69,744        61,896        70,396
                                          --------      --------      --------
                                          $ 67,707      $ 56,887      $ 51,852
                                          ========      ========      ========

                               __________________

7.   Stock Plans:

     During fiscal 2002, the Company's shareholders approved the adoption of the Handleman Company 2001 Stock Option and Incentive Plan (the "Plan"), which authorizes the granting of stock options, performance shares and restricted stock. The Company's 1998 Performance Incentive Plan was terminated concurrent with the approval of the 2001 Stock Option and Incentive Plan, except as to then outstanding awards under the 1998 Plan.

     The maximum number of shares of stock which may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. In fiscal 2002, the Company issued 200,900 performance shares of its common stock under the Plan. These performance shares will be distributed to the participants if certain fixed performance criteria are satisfied by May 1, 2004. After deducting restricted stock, options and performance shares issued or granted under the Plan since adoption in September 2001, 1,399,100 shares of the Company's stock are available for use under the Plan as of April 27, 2002.

     During fiscal 2002, the remaining shares of previously issued restricted stock vested with recipients. Compensation expense recorded in fiscal years 2002, 2001 and 2000 related to the restricted stock awards was $93,000, $448,000 and $579,000, respectively. Compensation expense recorded in fiscal 2002 related to the performance shares issued under the Plan was $840,000.

     Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation and Stock Option Committee of the Board of Directors, for the years ended April 29, 2000, April 28, 2001 and April 27, 2002, is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

                                                   Number           Weighted
                                                 of Shares       Average Price
                                                ------------    ---------------

             Balance as of May 1, 1999            1,162,638         $10.53

             Granted                                450,200          11.30
             Terminated                             (88,597)         16.42
             Exercised                             (117,214)          8.89
                                                 ----------         ------

             Balance as of April 29, 2000         1,407,027          10.55

             Granted                                499,594          10.31
             Terminated                            (171,899)         12.39
             Exercised                              (55,069)          6.96
                                                 ----------         ------

             Balance as of April 28, 2001         1,679,653          10.42

             Granted                                406,080          15.20
             Terminated                            (106,338)         11.59
             Exercised                             (576,616)          9.59
                                                 ----------         ------

             Balance as of April 27, 2002         1,402,779         $12.16
                                                 ==========         ======

             Number of shares exercisable
               as of April 27, 2002                 677,154         $10.88
                                                 ==========         ======

                                _________________

The exercise price range of outstanding options as of April 27, 2002, April 28, 2001 and April 29, 2000 was $6.53 - $15.75, $6.00 - $16.75 and $6.00 - $15.87,
respectively. Approximately 90% of outstanding options as of April 27, 2002 had exercise prices of $10.00 per share or more, and approximately 39% of the outstanding options as of April 27, 2002 had exercise prices of $12.25 per share or more. The average remaining exercise period for shares exercisable at April 27, 2002 was five years.

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in determining stock option compensation expense. The following table presents the proforma effects on the Company's net income and earnings per share in fiscal years 2002, 2001 and 2000 had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," including amortization to expense the estimated fair value of the granted options over the options' vesting periods (amounts in thousands except per share data):

                                           2002         2001         2000
                                           ----         ----         ----

        Net income:
              As reported                $37,118      $42,031      $38,648
              Proforma                    35,798       41,189       37,901
        Earnings per share:
              As reported - basic        $  1.39      $  1.54      $  1.31
                          - diluted         1.39         1.53         1.30
              Proforma    - basic           1.34         1.51         1.29
                          - diluted         1.34         1.50         1.28

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for fiscal years 2002, 2001 and 2000:

                                           2002         2001         2000
                                           ----         ----         ----

        Expected life (in years)             5.0          5.0          5.0
        Risk free interest rate             4.92%        6.25%        5.84%
        Volatility                         43.55%       42.60%       42.17%
        Dividend yield                        --           --           --


The weighted average estimated fair value of stock options granted during fiscal years 2002, 2001 and 2000 was $7.02, $4.80 and $5.16, respectively.

In fiscal 2002, the Company's shareholders approved the adoption of the Handleman Company 2001 Employee Stock Purchase Plan. The Plan provides for the grant to eligible employees of the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the Plan, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company has reserved 700,000 shares of common stock for issuance under this employee stock purchase plan. As of April 27, 2002 the Company has $86,000 of employee withholdings, included in accrued and other liabilities in the balance sheet, to be used to purchase Company stock. As of April 27, 2002, 4,701 shares have been issued to employees under the Company's employee stock purchase plan.

                               __________________

8.  Quarterly Financial Summary (unaudited):
    (amounts in thousands except per share data)

                                                          For the Three Months Ended
                                                -----------------------------------------------
                                                July 28,      Oct. 27,   Jan. 31,      April 27,
     Fiscal Year 2002                             2001          2001       2002          2002
     ----------------                           --------      --------   --------      ---------
     Revenues                                   $261,115      $355,223   $389,903      $331,275
     Income before income taxes
        and minority interest                      5,571        24,587      3,278        16,352
     Net income                                    2,038        15,745      7,193/(a)/   12,142/(a)/
     Net income per share - basic                    .08           .59        .27           .46
                          - diluted                  .08           .58        .27           .45

                                                July 29,      Oct. 28,   Jan. 31,      April 28,
     Fiscal Year 2001                             2000          2000       2001          2001
     ----------------                           --------      --------   --------      ---------
     Revenues                                   $231,435      $297,593   $348,974      $314,977
     Income before income taxes
        and minority interest                      2,983        23,609     23,284        19,256
     Net income                                    1,742        14,142     16,256         9,891/(b)/
     Net income per share - basic and diluted        .06           .51        .60           .37

    (a) The low effective tax rate in the third and fourth quarter of fiscal 2002 resulted from tax benefits recognized primarily related to prior period losses at certain subsidiary companies for which no tax benefit was recorded in such prior quarters.

    (b) The high effective tax rate in the fourth quarter of fiscal 2001 resulted from losses at a certain subsidiary where no tax benefit on these losses was recognized because the subsidiary was unconsolidated for tax purposes in fiscal 2001.


Item 9.

                         DISAGREEMENTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES

Not applicable

                                    PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed on or before August 23, 2002 and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                           Office and Year First Elected
-------------------------   ----------------------------------------------------

Stephen Strome         57    (1)  Chairman of the Board (2001), Chief
                                    Executive Officer (1991) and Director (1989)
Peter J. Cline         55    (2)  President (2001), Director (2001) and Chief
                                  Operating Officer (2000)
Thomas C. Braum, Jr.   47    (3)  Senior Vice President, and Chief Financial
                                    Officer(2001)
Gerardo I. Lopez       42    (4)  Senior Vice President/President Handleman
                                    Entertainment Resources (2001)
Stephen Nadelberg      61    (5)  Senior Vice President/President of North Coast
                                    Entertainment (1997)
Samuel Milicia         60    (6)  Senior Vice President/Music Purchasing,
                                    Handleman Entertainment Resources (1998)
Donald M. Genotti      44    (7)  Vice President, Corporate Controller (2001)


     1. Stephen Strome was named Chairman of the Board on January 12, 2001. Mr. Strome has served as Chief Executive Officer since May 1991. Prior to his appointment as Chairman, Mr. Strome served as President since March 1990.

     2. Peter J. Cline was named President on January 12, 2001. Mr. Cline has served as Chief Operating Officer since May 2000, and as Executive Vice President/President of Handleman Entertainment Resources since joining the Company in April 1994.

     3. Thomas C. Braum, Jr. was named Senior Vice President, and Chief Financial Officer on July 12, 2001. Previously Mr. Braum served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

     4. Gerardo I. Lopez was named Senior Vice President/President Handleman Entertainment Resources on November 1, 2001. He served as Senior Vice President/General Manager of Customer Teams and Consumer Marketing since joining the Company in May 2000. Prior to joining the Company, Mr. Lopez was President of the International Division and Senior Vice President/General Manager of Southwest Brands of International Home Foods from 1997 until 2000, and held various positions with Frito Lay from 1991 through 1997, most recently as Vice President of the St. Louis/Tulsa market.

     5. Stephen Nadelberg has served as Senior Vice President/President of North Coast Entertainment since joining the Company in February 1997.

     6. Samuel Milicia has served as Senior Vice President/Music Purchasing, Handleman Entertainment Resources since January 1998. Mr. Milicia served as Vice President/Operations for Handleman Entertainment Resources since 1990 and was elected to Senior Vice President in April 1996.

     7. Donald M. Genotti was named Vice President, Corporate Controller on July 14, 2001. Previously, Mr. Genotti served as Assistant Corporate Controller since March 1997.

Item 11.                     EXECUTIVE COMPENSATION

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed on or before August 23, 2002 and such information is incorporated herein by reference.


Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of April 27, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of Handleman Company are authorized for issuance, aggregated as follows:

---------------------------------------------------------------------------------------------------------------------

                                         Equity Compensation Plan Information

---------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to        Weighted-average              Number of securities
                                be issued upon                 exercise price of             remaining available for
                                exercise of outstanding        outstanding options,          future issuance under
                                options, warrants and          warrants and rights           equity compensation
                                rights                                                       plans (excluding
                                                                                             securities reflected in
                                                                                             COLUMN A)


                              ---------------------------     --------------------------     ------------------------
                                        COLUMN A                      COLUMN B                      COLUMN C
----------------------        ---------------------------     --------------------------     ------------------------
Equity compensation
plans approved by
security holders                      1,603,679 (1)                  $12.16 (1)                     2,382,191

----------------------        ---------------------------     --------------------------     ------------------------
Equity compensation
plans not approved by
security holders                    Not Applicable                 Not Applicable                Not Applicable

----------------------        ---------------------------     --------------------------     ------------------------

Total                                 1,603,679                      $12.16                         2,382,191

----------------------        ---------------------------     --------------------------     ------------------------

(1) Column A includes rights to 200,900 performance shares of Handleman Company common stock which would be distributed to the participants if certain fixed performance criteria are satisfied by May 1, 2004. The performance shares were excluded in determining the weighted average exercise price in Column B.

Other information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed on or before August 23, 2002 and such information is incorporated herein by reference.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed on or before August 23, 2002 and such information is incorporated herein by reference.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements and supplementary data are filed as a part of this report under Item 8.:

           Report of Independent Accountants

           Consolidated Balance Sheet at April 27, 2002, April 28, 2001 and April 29, 2000

           Consolidated Statement of Income--Years Ended April 27, 2002, April 28, 2001 and April 29, 2000

           Consolidated Statement of Shareholders' Equity--Years Ended April 27, 2002, April 28, 2001 and April 29, 2000

           Consolidated Statement of Cash Flows--Years Ended April 27, 2002, April 28, 2001 and April 29, 2000

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

3.         Exhibits as required by Item 601 of Regulation S-K.

           S-K Item 601 (3)

           The Registrant's Restated Articles of Incorporation dated June 30, 1989 were filed with the Form 10-K dated May 1, 1993, and are incorporated herein by reference. The Registrant's Bylaws adopted March 7, 1990, as amended June 16, 1993, December 6, 1995 and January 12, 2001, were filed with the Form 10-K dated April 28, 2001 and are incorporated herein by reference.

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

           The Registrant's 1992 Performance Incentive Plan was filed with the Commission in Form S-8, dated March 5, 1993, File No. 33-59100.

           The Registrant's 1998 Stock Option and Incentive Plan was filed with the Commission in Form S-8, dated December 21, 1998, File No. 333-69389.

           The Registrant's 2001 Employee Stock Purchase Plan was filed with the Commission in Form S-8, dated November 1, 2001, File No. 333-72622.

     The Registrant's 2001 Stock Option and Incentive Plan was filed with the Commission in Form S-8 dated November 1, 2001, File No. 333-72624.

     The advisory agreement with David Handleman was filed with the Form 10-K for the year ended April 28, 1990.

     The Note Agreement dated as of November 1, 1994 was filed with the Form 10-K for the year ended April 28, 1995.

     The Credit Agreement among Handleman Company, the Banks named therein and Standard Federal Bank, as Agent, dated August 8, 2001 is filed herein as Exhibit A.

     The change in control agreements dated March 17, 1997 and October 30 and 31, 1997 between Handleman Company and certain executive officers of the Company were filed with the Form 10-K for the year ended May 3, 1997 and Form 10-K for the year ended May 2, 1998, respectively.

     S-K Item 601 (21) - Subsidiaries of the Registrant:

         ABE R2 Communications, Inc., a California Corporation
         ABE R2 Video, LP, a California Limited Partnership
         American Sterling Corp., a Delaware Corporation
         Anchor Bay Entertainment, GmbH, a German Limited Liability Company Anchor Bay Entertainment, Inc., a Michigan Corporation
         Anchor Bay Entertainment UK Limited, a United Kingdom Corporation Anchor Bay International, Limited, a Private Limited (U.K.) Corporation A teeny weeny Production Company, a Delaware Corporation
         Bosco Music, Inc., a Michigan Corporation
         Digital Entertainment Limited
         Eloise Productions Inc., a Delaware Corporation
         Global Entertainment Utility, LLC, a Michigan Limited Liability Company Handleman Canada, Inc., a Canadian Corporation
         Handleman Category Management Company, a Michigan Corporation
         Handleman Company of Canada, Limited, an Ontario Corporation
         Handleman de Argentina, S.R.L.
         Handleman de Mexico S.A. de C.V.
         Handleman do Brasil Commercial Ltda.
         Handleman Distribution Company, a Michigan Corporation
         Handleman Entertainment Resources, L.L.C., a Michigan LLC
         Handleman Online, Inc., a Michigan Corporation
         Handleman Ontario Ltd., a British Virgin Islands Corporation
         Handleman Real Estate, LLC, a Michigan LLC
         Handleman UK Limited, a United Kingdom Corporation
         Hanley Advertising Company, a Michigan Corporation
         HCCL , LP, a Canadian Limited Partnership
         HGV Video Productions, Inc., an Ontario Corporation
         HOORAY! Inc., a New York Corporation
         Lifetime Entertainment Limited, a United Kingdom Corporation
         Lifetime Holding, Inc., a Michigan Corporation
         Madacy Enterprises USA, Inc., a Delaware Corporation
         Madacy Entertainment Group, Inc., a Michigan Corporation

          Madacy Entertainment Group, Ltd., a Canadian Corporation
          Madacy Entertainment (U.K.) Limited, a United Kingdom Corporation Madacy Music Publishing, Inc., a Canadian Corporation
          Maryart Marketing, Inc., a Canadian Corporation
          Mediaphon, GmbH, a German Limited Liability Company mFinity, LLC, a Michigan Limited Liability Company
          North Coast Entertainment, Inc., a Michigan Corporation
          North Coast Entertainment, Ltd., a Canadian Corporation
          Oasis Merchandisers Limited, a United Kingdom Corporation
          Rackjobbing Services, S.A. de C.V.
          Sellthrough Entertainment, Inc., a Michigan Corporation
          The itsy bitsy Entertainment Company, a Delaware Corporation
          The itsy bitsy Entertainment Company (Canada) Ltd., a Canadian
           Corporation
          The itsy bitsy Entertainment Holding Company, a Michigan Corporation The itsy bitsy Melody Company, Inc., a New York Corporation
          The itsy bitsy Music Publishing Company, Inc., a New York Corporation TibECo Productions, Inc., a New York Corporation
          Tycoon Entertainment Group, S.A. de C.V.

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

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of Handleman Company and subsidiaries on Form S-3 (File No. 33-42018) and Form S-8 (File Nos. 2-95421, 33-59100, 33-16637, 33-69030, 333-69389,
     333-60205, 333-72622 and 333-72624) of our report dated June 4, 2002 on our audits of the consolidated financial statements and financial statement schedule of Handleman Company and subsidiaries as of April 27, 2002, April 28, 2001, and April 29, 2000, and for the years then ended, which report is included in this Annual Report on Form 10-K.

     PricewaterhouseCoopers LLP

     Detroit, Michigan
     July 16, 2002

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED APRIL 29, 2000, APRIL 28, 2001 AND APRIL 27, 2002

                COLUMN A                COLUMN B     COLUMN C       COLUMN D          COLUMN E
                --------                --------     --------       --------          --------

                                                                    Deductions:
                                        Balance at   Additions:     Adjustments
                                        Beginning    Charged to    of, or Charge     Balance at
               Description              of Period      Expense      to, Reserve    End of Period
               -----------              ---------      -------      -----------    -------------
Year ended April 29, 2000:

     Accounts receivable, allowance
     for gross profit impact of
     estimated future returns          $13,760,000   $ 6,750,000    $ 3,127,000      $17,383,000
                                       ===========   ===========    ===========      ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers           $ 5,947,000   $ 1,515,000    $   476,000      $ 6,986,000
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
                                       ===========   ===========    ===========      ===========

Year ended April 27, 2002:

     Accounts receivable, allowance
     for gross profit impact of
     estimated future returns          $16,336,000   $ 3,487,000    $ 5,756,000      $14,067,000
                                       ===========   ===========    ===========      ===========

     Other assets, collectability
     allowance for receivables
     from bankrupt customers           $ 5,371,000   $ 1,749,000    $   203,000      $ 6,917,000
                                       ===========   ===========    ===========      ===========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HANDLEMAN COMPANY


DATE:   July 18, 2002                             BY: /s/ Stephen Strome
      --------------------------------               ------------------------------------------
                                                     Stephen Strome, Chairman of the Board,
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Peter J. Cline                                /s/ Thomas C. Braum, Jr.
--------------------------------------            ---------------------------------------------
Peter J. Cline, President,                        Thomas C. Braum, Jr., Senior Vice President,
  Chief Operating Officer and Director              and Chief Financial Officer
                                                    (Principal Financial Officer)

     July 18, 2002                                     July 18, 2002
--------------------------------------            ---------------------------------------------
              DATE                                              DATE


/s/ Donald M. Genotti                             /s/ David Handleman
--------------------------------------            ---------------------------------------------
Donald M. Genotti, Vice President,                David Handleman, Director
  Corporate Controller
  (Principal Accounting Officer)

     July 18, 2002                                     July 18, 2002
--------------------------------------            ---------------------------------------------
              DATE                                              DATE


/s/ John M. Barth                                 /s/ Elizabeth A. Chappel
--------------------------------------            ---------------------------------------------
John M. Barth, Director                           Elizabeth A. Chappell, Director

     July 18, 2002                                     July 18, 2002
--------------------------------------            ---------------------------------------------
              DATE                                              DATE


/s/ Richard H. Cummings                           /s/ James B. Nicholson
--------------------------------------            ---------------------------------------------
Richard H. Cummings, Director                     James B. Nicholson, Director

     July 18, 2002                                     July 18, 2002
--------------------------------------            ---------------------------------------------
              DATE                                              DATE


/s/ Sandra E. Peterson                            /s/ Lloyd E. Reuss
--------------------------------------            ---------------------------------------------
Sandra E. Peterson, Director                      Lloyd E. Reuss, Director

     July 18, 2002                                     July 18, 2002
--------------------------------------            ---------------------------------------------
              DATE                                              Date