Form 10-Q
period 2002-07-27
HANDLEMAN CO /MI/
filed 2002-09-09
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the first quarter ended July 27, 2002          Commission File Number 1-7923


                                Handleman Company

             -------------------------------------------------------

             (Exact name of registrant as specified in its charter)


              Michigan                                  38-1242806

-------------------------------------      -------------------------------------

   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


  500 Kirts Boulevard,
    Troy, Michigan                48084-4142      Area Code 248 362-4400

-----------------------           ----------      ----------------------

 (Address of principal            (Zip code)          (Registrant's
  executive offices)                                telephone number)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.



                         YES      X         NO
                                -----             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                       DATE               SHARES OUTSTANDING

-----------------------------    -----------------     -------------------------

Common Stock - $.01 Par Value     August 30, 2002             26,390,987

                                HANDLEMAN COMPANY





                                      INDEX


                                                                    PAGE NUMBER
                                                                    -----------

PART I - FINANCIAL INFORMATION

    Consolidated Statements of Income                                   1

    Consolidated Balance Sheets                                         2

    Consolidated Statement of Shareholders' Equity                      3

    Consolidated Statements of Cash Flows                               4

    Notes to Consolidated Financial Statements                        5 - 7

    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                            8 - 11


PART II - OTHER INFORMATION

    Item 6.  Exhibits or Reports on Form 8-K                           12

    Signatures                                                         12

    Certifications                                                     13

                                HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands except per share data)



                                                          Three Months (13 Weeks) Ended
                                                       -----------------------------------

                                                        July 27,                 July 28,
                                                          2002                     2001
                                                       ----------               ----------
Revenues                                                 $270,964                 $261,115

Costs and expenses:
  Direct product costs                                    210,454                  200,483

  Selling, general and
    administrative expenses                                55,832                   54,165

  Interest expense, net                                       383                      896
                                                       ----------               ----------

     Income before income taxes
       and minority interest                                4,295                    5,571

Income tax expense                                         (1,775)                  (3,620)

Minority interest                                             174                       87
                                                       ----------               ----------


     Net income                                            $2,694                   $2,038
                                                       ==========               ==========


Net income per share
        Basic                                               $0.10                    $0.08
                                                       ==========               ==========
        Diluted                                             $0.10                    $0.08
                                                       ==========               ==========


Weighted average number of shares
   outstanding during the period
        Basic                                              26,476                   26,618
                                                       ==========               ==========
        Diluted                                            26,569                   26,841
                                                       ==========               ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)


                                                                       July 27,
                                                                         2002         April 27,
                                                                      (Unaudited)        2002
                                                                      -----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  5,806       $ 20,254
  Accounts receivable, less allowance of $13,066 at
    July 27, 2002 and $14,067 at April 27, 2002, respectively,
    for the gross profit impact of estimated future returns             220,529        274,490
  Merchandise inventories                                               141,274        126,145
  Other current assets                                                   18,830         22,441
                                                                       --------       --------

                  Total current assets                                  386,439        443,330
                                                                       --------       --------

Property and equipment:
  Land, buildings and improvements                                       15,964         15,914
  Display fixtures                                                       36,733         38,030
  Computer hardware and software                                         52,549         51,465
  Equipment, furniture and other                                         32,176         32,042
                                                                       --------       --------

                                                                        137,422        137,451
  Less accumulated depreciation                                          72,591         69,744
                                                                       --------       --------

                                                                         64,831         67,707
                                                                       --------       --------

Other assets, net                                                        98,692         94,466
                                                                       --------       --------

                  Total assets                                         $549,962       $605,503
                                                                       ========       ========

LIABILITIES
Current liabilities:
  Accounts payable                                                     $180,005       $206,180
  Debt, current portion                                                   3,571          3,571
  Accrued and other liabilities                                          29,357         39,054
                                                                       --------       --------

                  Total current liabilities                             212,933        248,805
                                                                       --------       --------

Debt, non-current                                                        30,413         53,749
Other liabilities                                                        11,361         13,331

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
  authorized; none issued                                                 --             --
Common stock, $.01 par value; 60,000,000 shares
  authorized; 26,418,000 and 26,472,000 shares
  issued at July 27, 2002 and April 27, 2002, respectively                  264            265
Foreign currency translation adjustment                                  (3,288)        (7,005)
Unearned compensation                                                    (3,641)        (1,708)
Retained earnings                                                       301,920        298,066
                                                                       --------       --------

                  Total shareholders' equity                            295,255        289,618
                                                                       --------       --------

                  Total liabilities and shareholders' equity           $549,962       $605,503
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

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)


                                                  Three Months (13 Weeks) Ended July 27, 2002
                                     ---------------------------------------------------------------------
                                       Common Stock       Foreign
                                     ----------------     Currency                               Total
                                     Shares             Translation    Unearned    Retained  Shareholders'
                                     Issued    Amount    Adjustment  Compensation  Earnings     Equity
                                     ------    ------   -----------  ------------  --------  -------------
April 27, 2002                       26,472     $265      ($7,005)      ($1,708)   $298,066     $289,618

Net income                                                                            2,694        2,694

Adjustment for foreign
  currency translation                                      3,717                                  3,717
                                                                                                --------

Comprehensive income, net of tax                                                                   6,411
                                                                                                --------

Common stock issuances, net
  of forfeitures, in connection
  with employee benefit plans            72                              (1,933)      2,305          372

Common stock repurchased               (126)      (1)                                (1,495)      (1,496)

Tax benefit from exercise
  of stock options                                                                      350          350

                                     ------     ----      -------       -------    --------     --------

July 27, 2002                        26,418     $264      ($3,288)      ($3,641)   $301,920     $295,255
                                     ======     ====      =======       =======    ========     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                     Three Months (13 Weeks) Ended
                                                                    ------------------------------
                                                                     July 27,           July 28,
                                                                      2002               2001
                                                                    ---------         -----------
Cash flows from operating activities:

  Net income                                                        $   2,694         $     2,038
                                                                    ---------         -----------

  Adjustments to reconcile net income to net cash provided from (used by) operating activities:

     Depreciation                                                       5,113               4,327
     Amortization of acquisition costs                                    135                 863
     Recoupment of license advances                                     4,433               2,408
     (Gain) loss on disposal of property and equipment                    (87)                 78
     Deferred income taxes                                             (1,330)               (969)
     Tax benefit from exercise of stock options                           350               1,157

     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                      55,691              (4,051)
       Increase in merchandise inventories                            (15,028)            (40,682)
       Decrease in other operating assets                               7,829               7,250
       Decrease in accounts payable                                   (26,792)            (11,975)
       Decrease in other operating liabilities                        (12,517)            (14,394)
                                                                    ---------         -----------

       Total adjustments                                               17,797             (55,988)
                                                                    ---------         -----------

          Net cash provided from (used by) operating activities        20,491             (53,950)
                                                                    ---------         -----------

Cash flows from investing activities:
  Additions to property and equipment                                  (2,149)             (2,648)
  Proceeds from disposition of property and equipment                      21                  37
  License advances and acquired rights                                 (6,228)             (5,884)
  Additional investments in subsidiaries                               (5,840)              --
                                                                    ---------         -----------

          Net cash used by investing activities                       (14,196)             (8,495)
                                                                    ---------         -----------

Cash flows from financing activities:
  Issuances of debt                                                   806,578           1,419,759
  Repayments of debt                                                 (829,914)         (1,390,111)
  Repurchase of common stock                                           (1,496)              --
  Other changes in shareholders' equity, net                            4,089               1,011
                                                                    ---------         -----------

          Net cash (used by) provided from financing activities       (20,743)             30,659
                                                                    ---------         -----------


          Net decrease in cash and cash equivalents                   (14,448)            (31,786)

          Cash and cash equivalents at beginning of period             20,254              33,628
                                                                    ---------         -----------

          Cash and cash equivalents at end of period                $   5,806         $     1,842
                                                                    =========         ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated balance sheet and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 27, 2002, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the three months ended July 27, 2002 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 27, 2002, included in this Form 10-Q, was derived from the audited consolidated financial statements of the Company included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 27, 2002, including the discussion of the Company's critical accounting policies.

2. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective for fiscal 2003, which began on April 28, 2002. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company analyzed the impact of SFAS No. 142 on its consolidated financial position and results of operations and determined that no adjustment to the carrying value of goodwill was required in the first quarter ended July 27, 2002. The Company will perform impairment analyses for goodwill and other intangible assets with indefinite lives on an annual basis going forward. Adoption of SFAS No. 142 will result in an increase in net income of approximately $1.3 million for fiscal 2003.

     The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal 2003. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement applies to long-lived assets other than goodwill. SFAS No. 144 prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment. The Company does not expect that SFAS No. 144 will have a significant effect on its operating results.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently evaluating the impact of this Statement and has not yet determined what effect, if any, it may have on the consolidated financial position and results of operations of the Company.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the Financial Accounting Standards Board. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement become effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of this Statement and has not yet determined what effect, if any, it may have on the consolidated financial position and results of operations of the Company.

3. The Company operates in two business segments: Handleman Entertainment Resources ("H.E.R.") is responsible for music category management and distribution operations, and North Coast Entertainment ("NCE") is responsible for the Company's proprietary operations, which include music and video product.

     The accounting policies of the segments are the same as those described in
     Note 1, "Accounting Policies," contained in the Company's Form 10-K for the year ended April 27, 2002. Segment data includes intersegment revenues, as well as a charge allocating corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest ("segment income").

     The tables below present information about reported segments for the three months ended July 27, 2002 and July 28, 2001 (in thousands of dollars):

           Three Months Ended July 27, 2002:                          H.E.R.           NCE           Total
                                                                      ------           ---           -----
           Revenues, external customers                              $243,918       $ 26,901       $270,819
           Intersegment revenues                                        --             4,231          4,231
           Segment income                                               3,558            769          4,327
           Total assets                                               470,946        155,472        626,418
           Capital expenditures                                         1,888            261          2,149



           Three Months Ended July 28, 2001:                          H.E.R.           NCE           Total
                                                                      ------           ---           -----

           Revenues, external customers                              $239,442       $ 21,584       $261,026
           Intersegment revenues                                        --             3,823          3,823
           Segment income                                              10,243         (4,043)         6,200
           Total assets                                               518,714        178,266        696,980
           Capital expenditures                                         1,737            911          2,648

     A reconciliation of total segment revenues to consolidated revenues, total segment income to consolidated income before income taxes and minority interest, and total segment assets to consolidated assets as of and for the three months ended July 27, 2002 and July 28, 2001 is as follows (in thousands of dollars):

                                                                            July 27, 2002        July 28, 2001
                                                                            -------------        -------------
      Revenues
      --------

          Total segment revenues                                              $275,050             $264,849
          Corporate rental income                                                  145                   89
          Elimination of intersegment revenues                                  (4,231)              (3,823)
                                                                              --------             --------
          Consolidated revenues                                               $270,964             $261,115
                                                                              ========             ========

      Income Before Income Taxes and Minority Interest
      ------------------------------------------------

          Total segment income for reportable segments                        $  4,327             $  6,200
          Interest income                                                          154                  386
          Interest expense                                                        (537)              (1,282)
          Unallocated corporate income                                             351                  267
                                                                              --------             --------
          Consolidated income before income taxes
            and minority interest                                             $  4,295             $  5,571
                                                                              ========             ========

      Assets
      ------

          Total segment assets                                                $626,418             $696,980
          Elimination of intercompany receivables
            and payables                                                       (76,456)             (98,828)
                                                                              --------             --------
          Consolidated assets                                                 $549,962             $598,152
                                                                              ========             ========


4. Comprehensive income is net income plus certain other items recorded directly to shareholders' equity. Comprehensive income, net of tax was $6.4 million for the first quarter ended July 27, 2002, compared to $2.3 million for the first quarter ended July 28, 2001.

5. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                                                                   Three Months Ended
                                                                            ---------------------------------
                                                                            July 27, 2002       July 28, 2001
                                                                            -------------       -------------

      Weighted average shares during the period-basic                          26,476               26,618
      Additional shares from assumed exercise
        of stock options                                                           93                  223
                                                                               ------               ------
      Weighted average shares adjusted for assumed
        exercise of stock options-diluted                                      26,569               26,841
                                                                               ======               ======

                                Handleman Company
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Revenues for the first quarter of fiscal 2003, which ended July 27, 2002, increased 4% to $271.0 million from $261.1 million for the first quarter of fiscal 2002, which ended July 28, 2001. Net income for the first quarter of fiscal 2003 was $2.7 million, or $.10 per diluted share, compared to $2.0 million, or $.08 per diluted share for the first quarter of fiscal 2002.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations principally in North America and the United Kingdom ("UK"). NCE encompasses the Company's proprietary operations, which include music and video product.

H.E.R. revenues were $243.9 million for the first quarter of fiscal 2003, compared to $239.4 million for the first quarter of fiscal 2002, an increase of 2%. The increase in H.E.R. revenues for the first quarter of this year was primarily generated by higher sales in the UK operation of approximately $9.0 million, due to increased sales to a key customer. This was partially offset by a decrease in sales in the United States operation of approximately $4.0 million, principally due to the lack of strong selling new releases, music product piracy, and competition from DVDs and computer games.

NCE revenues for the first quarter of this year were $31.1 million, compared to $25.4 million for the first quarter of last year, an increase of 22%. The increase in revenues for the first quarter of this year was due to higher sales volume at the Anchor Bay Entertainment unit, which continued to expand the number of titles it offers consumers in DVD format.

Consolidated direct product costs as a percentage of revenues was 77.7% for the first quarter ended July 27, 2002, compared to 76.8% for the first quarter ended July 28, 2001. Direct product costs as a percentage of revenues for the first quarter of this year was equal to the overall level achieved during fiscal year 2002 and was in line with the guidance provided in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Consolidated selling, general and administrative ("SG&A") expenses were $55.8 million, or 20.6% of revenues for the first quarter of this year, compared to $54.2 million, or 20.7% of revenues for the first quarter of last year.

Consolidated income before interest, income taxes and minority interest ("operating income") for the first quarter of fiscal 2003 decreased to $4.3 million from $5.6 million for the first quarter of fiscal 2002.

H.E.R. operating income for the first quarter of this year was $3.6 million, down from $10.2 million for the first quarter of last year. Approximately 62% of the decrease in H.E.R. operating income was a result of increased SG&A expenses over the same period of last year. Higher expenses in H.E.R. category management and distribution operations accounted for approximately 58% of this increase in SG&A expenses, primarily due to non-recurring charges in the first quarter of this year, while start-up costs at Handleman Online accounted for the balance of the increase. The remaining decrease in H.E.R. operating income, of approximately 38%, was due to a change in H.E.R. sales mix, resulting in a higher percentage of sales at a lower gross margin.

NCE operating income for the first quarter of fiscal 2003 was $.8 million, compared to an operating loss of $4.0 million for the comparable period of last year. The discontinuation of operations at The itsy bitsy Entertainment Company ("TibECo"), which occurred during the second half of last fiscal year, accounted for approximately 62% of the improvement in NCE operating income. Anchor Bay and Madacy operations contributed approximately 21% and 12%, respectively, to the improvement in operating income. The improvement in operating income at Anchor Bay was principally due to the increase in sales volume, while the improvement in operating income at Madacy was mainly due to cost control efforts. The remaining improvement in NCE operating income was due to the cessation of goodwill amortization, in accordance with the recently adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Interest expense, net for the first quarter of fiscal 2003 was $0.4 million, compared to $0.9 million for the first quarter of fiscal 2002. The decrease in interest expense, net was due to lower borrowings in the first quarter of this year, compared to the same period of last year.

The effective income tax rate for the first quarter of this year was 41.3%, compared to 65.0% for the first quarter of last year. The higher effective rate last year resulted from losses at TibECo, for which the Company could not recognize a tax benefit. As previously noted, the Company discontinued operations at TibECo during the second half of last fiscal year.

During the first quarter of this fiscal year, the Company repurchased 126,300 shares of its common stock at an average price of $11.85 per share.

Accounts receivable at July 27, 2002 was $220.5 million, compared to $274.5 million at April 27, 2002. The decrease was due to lower sales volume in the first quarter of fiscal 2003, compared to the fourth quarter of fiscal 2002.

Merchandise inventories at July 27, 2002 was $141.3 million, compared to $126.1 million at April 27, 2002. The increase in merchandise inventories was primarily due to increased inventory purchases to support the higher sales level anticipated in the second quarter of fiscal 2003.

Accounts payable at July 27, 2002 totaled $180.0 million, compared to $206.2 million at April 27, 2002. The decrease in accounts payable was chiefly due to the timing of payments to vendors.

Accrued and other liabilities decreased to $29.4 million at July 27, 2002, from $39.1 million at April 27, 2002. The decrease was primarily attributable to decreases in accrued royalties and accrued compensation, and the timing of payments related to income taxes payable.

Debt, non-current at July 27, 2002 was $30.4 million, compared to $53.7 million at April 27, 2002. The decrease in debt, non-current resulted from lower borrowing requirements due to increased cash provided from operating activities during the first quarter of this year.

Cash provided from operations was $20.5 million for the first quarter of this fiscal year, compared to cash used by operations of $54.0 million for the same quarter of last year. The improvement in cash flows from operations was primarily related to the year-over-year decreases in accounts receivable and inventory. Net cash used by investing activities increased to $14.1 million for the first quarter of fiscal 2003 from cash used by investing activities of $8.5 million for the comparable prior year period. The increase in cash flows from investing activities was principally due to additional investments in subsidiaries of $5.8 million in the first quarter of this year. Cash used by financing activities was $20.7 million for the first quarter of this fiscal year, compared to cash provided from financing activities of $30.7 million for the first quarter of last fiscal year. The year-over-year decrease in cash flows from financing activities of $51.4 million was mainly attributable to repayments of debt as a result of increased cash provided from operations.

The Company has an unsecured $170 million line of credit, arranged with a consortium of banks. This agreement expires in August 2004. Management believes that the revolving credit agreement, along with cash provided from operations, provide sufficient liquidity to fund the Company's day-to-day operations, including seasonal increases in working capital. The balance due at July 27, 2002 on the credit agreement was $23.3 million. The Company also has a senior note agreement with a group of insurance companies. The remaining balance on the senior note agreement is $10.7 million and is payable in equal annual installments through fiscal 2005.

Reference should be made to Note 2 of the Notes to Consolidated Financial Statements, in this Form 10-Q, for new accounting pronouncements adopted in fiscal 2003, and those currently being evaluated by the Company.

The Company continues to expect revenues during fiscal 2003 to increase in the mid-single digit range. This growth rate is dependent upon several factors including the timing and specifics of the Company's key customer Chapter 11 restructuring and that customer's ability to revive store sales, the number and popularity of new music releases and the health of both the economy and the retail sector. The lack of strong selling new releases, competition from increased DVD sales and music product piracy are continuing to place pressure on music industry performance, and may potentially impact the Company's sales performance for the remainder of fiscal 2003. The Company expects direct product costs, as a percentage of revenues, to be comparable to that of the first quarter of this fiscal year, while SG&A expenses are expected to continue to improve slightly. The Company expects a more normalized tax rate in the 37-39% range for fiscal 2003, and net income is expected to increase in line with, or slightly above, the revenue growth rate.

                            * * * * * * * * * * * *

This document contains forward-looking statements, which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitation, conditions in the music industry, the effect of a key customer's Chapter 11 proceedings, ability to enter into profitable agreements with customers in the new businesses outlined in the Company's strategic growth plan, securing funding or providing sufficient cash required to build and grow new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, effects of electronic commerce, effects of music product piracy, relationships with the Company's lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION

     Item 6. Exhibits or Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANDLEMAN COMPANY



DATE:   September 9, 2002                BY:   /s/  Stephen Strome
        ------------------                   -----------------------------

                                                    STEPHEN STROME
                                               Chairman of the Board and
                                                Chief Executive Officer




DATE:   September 9, 2002                BY:   /s/ Thomas C. Braum, Jr.
        ------------------                   -----------------------------

                                                 THOMAS C. BRAUM, JR.
                                               Senior Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the quarterly report of HANDLEMAN COMPANY (the "Company") on Form 10-Q for the period ended July 27, 2002 (the "Report"), Stephen Strome, Chairman of the Board and Chief Executive Officer of the Company, certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

In connection with the Report, the undersigned further certifies, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14 (a) and (b) that:

(1)  He has reviewed the Report;

(2) Based on his knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3) Based on his knowledge, the financial statements, and other financial information included in the Report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report.

The undersigned has executed this certification as of the 9th day of September, 2002.



                              /s/ Stephen Strome
                      -----------------------------------

                                STEPHEN STROME
                           Chairman of the Board and
                            Chief Executive Officer



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the quarterly report of HANDLEMAN COMPANY (the "Company") on Form 10-Q for the period ended July 27, 2002 (the "Report"), Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer of the Company, certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

In connection with the Report, the undersigned further certifies, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14 (a) and (b) that:

(1)  He has reviewed the Report;

(2) Based on his knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3) Based on his knowledge, the financial statements, and other financial information included in the Report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report.

The undersigned has executed this certification as of the 9th day of September, 2002.


                            /s/ Thomas C. Braum, Jr.
                       ----------------------------------

                              THOMAS C. BRAUM, JR.
                            Senior Vice President and
                             Chief Financial Officer