Form 10-Q
period 2002-10-26
HANDLEMAN CO /MI/
filed 2002-12-10
CIK 314727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended October 26, 2002     Commission File Number 1-7923

                                Handleman Company
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                   38-1242806
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

    500 Kirts Boulevard, Troy, Michigan           48084-4142             (248) 362-4400
--------------------------------------------    --------------   ---------------------------------
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

                           YES      X          NO
                                 -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                          DATE             SHARES OUTSTANDING
---------------------------------   -------------------    --------------------
  Common Stock - $.01 Par Value      November 29, 2002           25,839,839

                                HANDLEMAN COMPANY

                                      INDEX

                                                                            PAGE NUMBER
                                                                            -----------
PART I - FINANCIAL INFORMATION

     Consolidated Statements of Income                                            1

     Consolidated Balance Sheets                                                  2

     Consolidated Statement of Shareholders' Equity                               3

     Consolidated Statements of Cash Flows                                        4

     Notes to Consolidated Financial Statements                                 5 - 9

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    10 - 13

     Controls and Procedures                                                     14


PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders                 15

     Item 6. Exhibits or Reports on Form 8-K                                     15

     Signatures                                                                  15

     Certifications                                                            16 - 18

                                HANDLEMAN COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands except per share data)

                                              Three Months (13 Weeks) Ended            Six Months (26 Weeks) Ended
                                           ----------------------------------      -----------------------------------

                                             October 26,         October 27,         October 26,         October 27,
                                                2002                2001                2002                2001
                                           --------------       -------------      --------------       --------------
Revenues                                     $ 348,891           $ 355,223           $ 619,855            $  616,338

Costs and expenses:
  Direct product costs                         265,912             268,753             476,366               469,236

  Selling, general and
   administrative expenses                      58,255              60,585             114,087               114,750

  Interest expense, net                            223               1,298                 606                 2,194
                                            ----------          ----------          ----------           -----------
   Income before income taxes
    and minority interest                       24,501              24,587              28,796                30,158

Income tax expense                              (8,660)             (8,948)            (10,435)              (12,568)

Minority interest                                  192                 106                 366                   193
                                            ----------          ----------          ----------           -----------

   Net income                                $  16,033           $  15,745           $  18,727            $   17,783
                                            ==========          ==========          ==========           ===========
Net income per share
   Basic                                     $    0.61           $    0.59           $    0.71            $     0.67
                                            ==========          ==========          ==========           ===========
   Diluted                                   $    0.61           $    0.58           $    0.71            $     0.66
                                            ==========          ==========          ==========           ===========

Weighted average number of shares
  outstanding during the period
   Basic                                        26,202              26,707              26,339                26,663
                                            ==========          ==========          ==========           ===========
   Diluted                                      26,217              26,948              26,361                26,834
                                            ==========          ==========          ==========           ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                HANDLEMAN COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)

                                                                              October 26,
                                                                                 2002               April 27,
                                                                              (Unaudited)             2002
                                                                              -----------           ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $   6,898            $  20,254
    Accounts receivable, less allowance of $15,042 at
      October 26, 2002 and $14,067 at April 27, 2002, respectively,
      for the gross profit impact of estimated future returns                    303,815              274,490
    Merchandise inventories                                                      182,563              126,145
    Other current assets                                                          16,097               22,441
                                                                               ---------            ---------
                    Total current assets                                         509,373              443,330
                                                                               ---------            ---------
Property and equipment:
    Land, buildings and improvements                                              13,738               15,914
    Display fixtures                                                              37,373               38,030
    Computer hardware and software                                                55,524               51,465
    Equipment, furniture and other                                                33,280               32,042
                                                                               ---------            ---------
                                                                                 139,915              137,451
    Less accumulated depreciation                                                 76,434               69,744
                                                                               ---------            ---------
                                                                                  63,481               67,707
                                                                               ---------            ---------
Other assets, net                                                                 93,040               94,466
                                                                               ---------            ---------
                    Total assets                                               $ 665,894            $ 605,503
                                                                               =========            =========
LIABILITIES
Current liabilities:
    Accounts payable                                                           $ 265,503            $ 206,180
    Debt, current portion                                                          3,571                3,571
    Accrued and other liabilities                                                 34,392               39,054
                                                                               ---------            ---------
                    Total current liabilities                                    303,466              248,805
                                                                               ---------            ---------

Debt, non-current                                                                 46,263               53,749
Other liabilities                                                                 10,932               13,331

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
    authorized; none issued                                                           --                   --
Common stock, $.01 par value; 60,000,000 shares
    authorized; 25,850,000 and 26,472,000 shares
    issued at October 26, 2002 and April 27, 2002, respectively                      259                  265
Foreign currency translation adjustment                                           (3,997)              (7,005)
Unearned compensation                                                             (2,639)              (1,708)
Retained earnings                                                                311,610              298,066
                                                                               ---------            ---------
                    Total shareholders' equity                                   305,233              289,618
                                                                               ---------            ---------
                    Total liabilities and shareholders' equity                 $ 665,894            $ 605,503
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

                                HANDLEMAN COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (amounts in thousands)

                                                     Six Months (26 Weeks) Ended October 26, 2002
                                    --------------------------------------------------------------------------

                                        Common Stock       Foreign
                                    --------------------   Currency                                 Total
                                     Shares               Translation    Unearned     Retained   Shareholders'
                                     Issued     Amount    Adjustment   Compensation   Earnings      Equity
                                    --------  ---------- ------------- ------------  ---------- --------------
April 27, 2002                       26,472    $    265    $ (7,005)     $ (1,708)    $298,066     $289,618

Net income                                                                              18,727       18,727

Adjustment for foreign
 currency translation                                         3,008                                   3,008
                                                                                                   --------

Comprehensive income, net of tax                                                                     21,735
                                                                                                   --------

Common stock issuances, net
 of forfeitures, in connection
 with employee benefit plans             81           1                      (931)       1,453          523

Common stock repurchased               (703)         (7)                                (6,986)      (6,993)

Tax benefit from exercise
 of stock options                                                                          350          350
                                     ------    --------    --------      --------     --------     --------

October 26, 2002                     25,850    $    259    $ (3,997)     $ (2,639)    $311,610     $305,233
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

                                HANDLEMAN COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                                      Six Months (26 Weeks) Ended
                                                                                   ---------------------------------
                                                                                   October 26,           October 27,
                                                                                      2002                  2001
                                                                                   -----------           -----------
Cash flows from operating activities:

      Net income                                                                   $    18,727           $    17,783
                                                                                   -----------           -----------
      Adjustments to reconcile net income to net cash
        provided from (used by)operating activities:

        Depreciation                                                                     9,716                 9,071
        Amortization of acquisition costs                                                  135                 2,057
        Recoupment of license advances                                                  11,573                 7,888
        (Gain) loss on disposal of property and equipment                                  (63)                  807
        Tax benefit from exercise of stock options                                         350                 1,157

        Changes in operating assets and liabilities:
           Increase in accounts receivable                                             (27,595)             (107,751)
           Increase in merchandise inventories                                         (56,317)              (66,893)
           Decrease in other operating assets                                            9,640                 4,037
           Increase in accounts payable                                                 58,706                62,677
           Decrease in other operating liabilities                                      (8,986)              (11,818)
                                                                                   -----------           -----------

           Total adjustments                                                            (2,841)              (98,768)
                                                                                   -----------           -----------
              Net cash provided from (used by) operating activities                     15,886               (80,985)
                                                                                   -----------           -----------

Cash flows from investing activities:
      Additions to property and equipment                                               (7,157)              (16,827)
      Proceeds from dispositions of properties                                           4,738                    37
      License advances and acquired rights                                             (10,035)              (11,197)
      Additional investments in subsidiary companies                                    (5,840)                    0
                                                                                   -----------           -----------
              Net cash used by investing activities                                    (18,294)              (27,987)
                                                                                   -----------           -----------

Cash flows from financing activities:
      Issuances of debt                                                              1,498,508             2,760,885
      Repayments of debt                                                            (1,505,994)           (2,672,239)
      Repurchases of common stock                                                       (6,993)               (2,883)
      Other changes in shareholders' equity, net                                         3,531                 2,112
                                                                                   -----------           -----------

              Net cash (used by) provided from financing activities                    (10,948)               87,875
                                                                                   -----------           -----------

              Net decrease in cash and cash equivalents                                (13,356)              (21,097)

              Cash and cash equivalents at beginning of period                          20,254                33,628
                                                                                   -----------           -----------

              Cash and cash equivalents at end of period                           $     6,898           $    12,531
                                                                                   ===========           ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated balance sheets and consolidated statements of income, shareholders' equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 26, 2002, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company's business, sales and earnings results for the six months ended October 26, 2002 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 27, 2002 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company's Form 10-K for the year ended April 27, 2002, including the discussion of the Company's critical accounting policies.

2. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective for fiscal 2003, which began on April 28, 2002. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company analyzed the impact of SFAS No. 142 on its consolidated financial position and results of operations and determined that no adjustment to the carrying value of goodwill was required in the second quarter ended October 26, 2002. The Company will perform impairment analyses for goodwill and other intangible assets with indefinite lives on an annual basis going forward. Adoption of SFAS No. 142 will result in an increase in net income of approximately $1.3 million for fiscal 2003.

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

     The tables below present information about reported segments for the three months ended October 26, 2002 and October 27, 2001 (in thousands of dollars):

          Three Months Ended October 26, 2002:          H.E.R.      NCE         Total
                                                        ------      ---         -----
          Revenues, external customers                 $313,612   $35,133     $348,745
          Intersegment revenues                              --     8,942        8,942
          Segment income                                 19,925     4,461       24,386
          Capital expenditures                            4,901       107        5,008

          Three Months Ended October 27, 2001:          H.E.R.      NCE         Total
                                                        ------      ---         -----
          Revenues, external customers                 $315,589   $39,546     $355,135
          Intersegment revenues                              --     6,493        6,493
          Segment income                                 23,037     2,581       25,618
          Capital expenditures                           12,971     1,208       14,179

     A reconciliation of total segment revenues to consolidated revenues and total segment income to consolidated income before income taxes and minority interest, for the three months ended October 26, 2002 and October 27, 2001 is as follows (in thousands of dollars):

                                                        October 26, 2002    October 27, 2001
                                                        ----------------    ----------------
     Revenues
     --------

       Total segment revenues                               $357,687           $361,628
       Corporate rental income                                   146                 88
       Elimination of intersegment revenues                   (8,942)            (6,493)
                                                            --------           --------
       Consolidated revenues                                $348,891           $355,223
                                                            ========           ========

     Income Before Income Taxes and Minority Interest
     ------------------------------------------------

       Total segment income for reportable segments         $ 24,386           $ 25,618
       Interest income                                           178                257
       Interest expense                                         (401)            (1,555)
       Unallocated corporate income                              338                267
                                                            --------           --------
       Consolidated income before income taxes
          and minority interest                             $ 24,501           $ 24,587
                                                            ========           ========

     The tables below present information about reported segments as of and for the six months ended October 26, 2002 and October 27, 2001 (in thousands of dollars):

          Six Months Ended October 26, 2002:            H.E.R.        NCE        Total
                                                        ------        ---        -----
          Revenues, external customers                 $557,530    $ 62,034    $619,564
          Intersegment revenues                              --      13,173      13,173
          Segment income                                 23,483       5,230      28,713
          Total assets                                  576,810     161,521     738,331
          Capital expenditures                            6,789         368       7,157

          Six Months Ended October 27, 2001:            H.E.R.        NCE        Total
                                                        ------        ---        -----
          Revenues, external customers                 $555,031    $ 61,130    $616,161
          Intersegment revenues                              --      10,316      10,316
          Segment income (loss)                          33,280      (1,462)     31,818
          Total assets                                  658,569     190,327     848,896
          Capital expenditures                           14,708       2,119      16,827

     A reconciliation of total segment revenues to consolidated revenues, total segment income to consolidated income before income taxes and minority interest, and total segment assets to consolidated assets as of and for the six months ended October 26, 2002 and October 27, 2001 is as follows (in thousands of dollars):

                                                         October 26, 2002     October 27, 2001
                                                         ----------------     ----------------
     Revenues
     --------

       Total segment revenues                                $ 632,737            $ 626,477
       Corporate rental income                                     291                  177
       Elimination of intersegment revenues                    (13,173)             (10,316)
                                                             ---------            ---------
       Consolidated revenues                                 $ 619,855            $ 616,338
                                                             =========            =========

     Income Before Income Taxes and Minority Interest
     ------------------------------------------------

       Total segment income for reportable segments          $  28,713            $  31,818
       Interest income                                             332                  643
       Interest expense                                           (938)              (2,837)
       Unallocated corporate income                                689                  534
                                                             ---------            ---------
       Consolidated income before income taxes
          and minority interest                              $  28,796            $  30,158
                                                             =========            =========

     Assets
     ------

       Total segment assets                                  $ 738,331            $ 848,896
       Elimination of intercompany receivables
          and payables                                         (72,437)            (100,555)
                                                             ---------            ---------
       Consolidated assets                                   $ 665,894            $ 748,341
                                                             =========            =========

4. Comprehensive income is net income plus certain other items recorded directly to shareholders' equity. Comprehensive income, net of tax was $21.7 million for the six months ended October 26, 2002, compared to $17.7 million for the six months ended October 27, 2001.

5. A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

                                                                  Three Months Ended         Six Months Ended
                                                                  ------------------         ----------------

                                                                 Oct. 26,     Oct. 27,      Oct. 26,    Oct. 27,
                                                                   2002         2001          2002        2001
                                                                   ----         ----          ----        ----
      Weighted average shares during the period-basic            26,202       26,707        26,339      26,663

      Additional shares from assumed exercise of
        stock options                                                15          241            22         171
                                                                 ------       ------        ------      ------

      Weighted average shares adjusted for assumed exercise
      of stock options-diluted                                   26,217       26,948        26,361      26,834
                                                                 ======       ======        ======      ======

                                Handleman Company
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Revenues for the second quarter of fiscal 2003, which ended October 26, 2002, decreased 2% to $348.9 million from $355.2 million for the second quarter of fiscal 2002, which ended October 27, 2001. Net income for the second quarter of fiscal 2003 was $16.0 million or $.61 per diluted share, compared to $15.7 million or $.58 per diluted share for the second quarter of fiscal 2002.

Revenues for the first six months of fiscal 2003 were $619.9 million, a slight increase from $616.3 million for the first six months of fiscal 2002. Net income for the first six months of this year was $18.7 million or $.71 per diluted share, compared to $17.8 million or $.66 per diluted share for the comparable six-month period of last year.

The Company has two business segments: Handleman Entertainment Resources ("H.E.R.") and North Coast Entertainment ("NCE"). H.E.R. consists of music category management and distribution operations principally in North America and the United Kingdom ("UK"). NCE encompasses the Company's proprietary operations, which include music and video product.

H.E.R. revenues were $313.6 million for the second quarter of fiscal 2003, compared to $315.6 million for the second quarter of fiscal 2002. H.E.R. revenues for the first six months of this year were $557.5 million, up modestly from $555.0 million for the first six months of last year.

NCE revenues for the second quarter of fiscal 2003 decreased 4% to $44.1 million from $46.0 million for the second quarter of fiscal 2002. The decrease in revenues was principally due to lower sales at the Anchor Bay Entertainment unit, primarily resulting from focusing on better aligning customer shipments with consumer demand, which should result in lower returns from Anchor Bay customers in the third quarter of this fiscal year. NCE revenues for the first six months of this year totaled $75.2 million, compared to $71.4 million for the first six months of last year, an increase of 5%.

Consolidated direct product costs as a percentage of revenues was 76.2% for the second quarter ended October 26, 2002, compared to 75.7% for the second quarter ended October 27, 2001. Consolidated direct product costs as a percentage of revenues was 76.9% for the first six months of fiscal 2003, compared to 76.1% for the first six months of fiscal 2002. These increases in consolidated direct product costs as a percentage of revenues, for both the second quarter and first six months, were primarily due to a change in sales mix, specifically, increased sales to certain customers which do not utilize the full suite of H.E.R. category management services, and accordingly, resulted in sales with higher direct product costs as a percentage of revenues.

Consolidated selling, general and administrative ("SG&A") expenses were $58.3 million or 16.7% of revenues for the second quarter of fiscal 2003, compared to $60.6 million or 17.1% of revenues for the second quarter of fiscal 2002. The decrease in consolidated SG&A expenses was primarily due to lower expenses at NCE of $3.6 million, chiefly a result of the discontinuance of operations at The itsy bitsy Entertainment Company ("TibECo") and lower consulting expenses, which accounted for 47% and 25% of the decrease in NCE SG&A expenses, respectively. Consolidated SG&A expenses for the first six months of this year were

$114.1 million or 18.4% of revenues, compared to $114.8 million or 18.6% of revenues for the first six months of last year.

Consolidated income before interest, income taxes and minority interest ("operating income") for the second quarter of fiscal 2003 was $24.7 million, compared to $25.9 million for the second quarter of fiscal 2002. Operating income for the first six months of this fiscal year was $29.4 million, compared to $32.4 million for the first six months of last fiscal year. The decrease in operating income for the first six months of fiscal 2003 was primarily attributable to the increase in direct product costs as a percentage of revenues, as mentioned above.

H.E.R. operating income for the second quarter of this year was $19.9 million, compared to $23.0 million for the second quarter of last year, a decrease of 13%. The decrease in H.E.R. operating income was primarily due to higher direct product costs as a percentage of revenues, driven by a change in the sales mix. H.E.R. operating income for the first six months of fiscal 2003 was $23.5 million, compared to $33.3 million for the first six months of fiscal 2002. Approximately 55% of the decrease in H.E.R. operating income for the first six months of this year was a result of increased SG&A expenses over the same period of last year. Approximately 74% of this increase in SG&A expenses was due to non-recurring charges in the first half of fiscal 2003, while increased costs at Handleman Online accounted for the balance of the increase in H.E.R expenses. The remaining decrease in H.E.R. operating income for the first six months of this year was due to a change in H.E.R. sales mix, as mentioned above.

NCE operating income for the second quarter ended October 26, 2002 increased 73% to $4.5 million from $2.6 million for the comparable prior year period. The improvement in NCE operating income was predominately due to an increase in operating income of $1.6 million at the Madacy Entertainment unit and the discontinuance of TibECo operations which incurred a $1.1 million operating loss in the second quarter of fiscal 2002. The improvement in Madacy operating income was principally due to cost control efforts. NCE had operating income of $5.2 million for the first six months of fiscal 2003, compared to an operating loss of $1.5 million for the comparable period of fiscal 2002. The discontinuance of operations at TibECo accounted for approximately 73% of the improvement in year-to-date NCE operating income, with the remaining improvement resulting from increased operating income at Madacy.

Interest expense, net for the second quarter of fiscal 2003 was $0.2 million, compared to $1.3 million for the second quarter of fiscal 2002. Interest expense, net for the six months ended October 26, 2002 was $0.6 million, compared to $2.2 million for the six-month period ended October 27, 2001. The decreases in interest expense, net, for both the second quarter and six-month period, were due to lower borrowing levels achieved in fiscal 2003, compared to those in fiscal 2002.

During the second quarter of fiscal 2003, the Company repurchased 577,150 shares of its common stock at an average price of $9.52 per share. An additional 950,000 shares remain available for repurchase under the existing Board of Directors authorization. The Company plans to continue to repurchase shares during the balance of fiscal 2003. The amount of repurchase activity will depend on the Company's cash flow, investment alternatives and the market price of the stock.

Accounts receivable at October 26, 2002 was $303.8 million, compared to $274.5 million at April 27, 2002. The increase reflects the higher sales volume in the second quarter of this year versus the fourth quarter of last year.

Merchandise inventories at October 26, 2002 was $182.6 million, compared to $126.1 million at April 27, 2002. This increase was primarily due to higher inventory purchases in preparation for the upcoming holiday season.

Other current assets decreased to $16.1 million at October 26, 2002 from $22.4 million at April 27, 2002. The decrease in other current assets was primarily attributable to a reduction in deferred tax assets and prepaid expenses.

Accounts payable increased to $265.5 million at October 26, 2002 from $206.2 million at April 27, 2002. The increase in accounts payable chiefly resulted from higher inventory purchases in the second quarter of fiscal 2003, compared to the fourth quarter of fiscal 2002, as mentioned above.

Debt, non-current at October 26, 2002 was $46.3 million, compared to $53.7 million at April 27, 2002. The decrease in debt, non-current resulted from lower borrowing requirements due to increased cash provided from operating activities for the first six months of this fiscal year.

Cash provided from operating activities for the first six months of fiscal 2003 was $15.9 million, compared to cash used by operating activities of $81.0 million for the same six-month period of last year. Decreases in accounts receivable and merchandise inventories over the prior year continue to drive the improvement in cash flows from operations. Net cash used by investing activities decreased to $18.3 million for the six months ended October 26, 2002, from cash used by investing activities of $28.0 million for the six months ended October 27, 2001. The decrease in cash used by investing activities was mainly due to fewer additions to property, plant and equipment, resulting from reduced expenditures for customer store fixtures over the same period of last year. Cash used by financing activities was $10.9 million for the first six months of this fiscal year, compared to cash provided from financing activities of $87.9 million for the first six months of last fiscal year. The decrease in cash flows from financing activities over the comparable prior year period was primarily due to lower overall borrowing levels and repurchases of the Company's common stock, both resulting from increased cash provided from operating activities.

The Company has an unsecured $170 million line of credit, arranged with a consortium of banks. During the quarter, the expiration date of this agreement was extended one year to August 2005. Management believes that the revolving credit agreement, along with cash provided from operations, provide sufficient liquidity to fund the Company's day-to-day operations, including seasonal increases in working capital. The balance due at October 26, 2002 on the credit agreement was $39.1 million. The Company also has a senior note agreement with a group of insurance companies. The remaining balance on the senior note agreement is $10.7 million and is payable in equal annual installments through fiscal 2005.

Reference should be made to Note 2 of the Notes to Consolidated Financial Statements, in this Form 10-Q, for new accounting pronouncements adopted in fiscal 2003, and those currently being evaluated by the Company.

The Company expects sales for the remainder of fiscal 2003 to increase in the low to mid-single digit range. This projection is in line with prior guidance and is dependent upon multiple factors including the success of new music releases during the upcoming holiday season, the level of post-holiday season customer returns, the timing and specifics of the Company's key customer Chapter 11 restructuring and that customer's ability to revive store sales, and the health of the economy, the retail sector and the music industry. The lack of strong selling new releases in the second half of fiscal 2003 could result in lower sales and higher returns, which may negatively impact the Company's performance for the remainder of this fiscal year. Consolidated product costs as a percentage of revenues is expected to increase to approximately 78% for the balance of fiscal 2003. Management expects SG&A expenses to continue to decline, both in dollars and as a percentage of revenues when compared to the second half of fiscal 2002. In the third quarter of last fiscal year, the Company incurred a $7.4 million pre-tax charge to adjust TibECo assets to net realizable value, and the effective income tax rate was unusually low, resulting from the losses incurred at TibECo. The Company expects no further adjustments to TibECo for the remainder of this fiscal year, and as a result, expects a more normalized tax rate in the 36 - 38% range for fiscal 2003. Additionally, the Company plans to continue to repurchase shares of its common stock during the balance of fiscal 2003. Based on the above, management expects earnings for fiscal 2003 to be in the range of $1.58 - $1.62 on a per share basis, compared to $1.39 per share last year.

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

                             CONTROLS AND PROCEDURES



(1)  Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.


(2)  Changes in Internal Controls

The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the transactions of the Company are accurately reflected in its books of record. Since the Evaluation Date, there have been no significant changes to the Company's internal controls or in other factors that could significantly affect its internal controls, and management has not identified any significant deficiencies or material weaknesses in the Company's internal controls.

PART II - OTHER INFORMATION


   Item 4. Submission of Matters to a Vote of Security Holders

           An Annual Meeting of Shareholders of Handleman Company was held on September 10, 2002. One item was voted on at the Annual Meeting, the election of directors. The following individuals were elected as directors of the Company: Eugene A. Miller, 23,654,537 votes for, 489,529 votes withheld; Sandra E. Peterson, 23,302,161 votes for, 841,905 votes withheld; and Irvin D. Reid, 23,647,577 votes for, 496,489 votes withheld.


   Item 6. Exhibits or Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter.


SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HANDLEMAN COMPANY



DATE:  December 10, 2002                     BY:       /s/ Stephen Strome
       -----------------                         -------------------------------
                                                         STEPHEN STROME
                                                    Chairman of the Board and
                                                     Chief Executive Officer


DATE:  December 10, 2002                     BY:     /s/ Thomas C. Braum, Jr.
       -----------------                         -------------------------------
                                                      THOMAS C. BRAUM, JR.
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

    CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of HANDLEMAN COMPANY (the "Company") on Form 10-Q for the period ended October 26, 2002 (the "Report"), Stephen Strome, Chairman of the Board and Chief Executive Officer of the Company, and Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer of the Company, each certifies in his capacity as an officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.



Date:  December 10, 2002                        /s/ Stephen Strome
                                    ------------------------------------------
                                                  STEPHEN STROME
                                            Chairman of the Board and
                                             Chief Executive Officer


Date:  December 10, 2002                     /s/ Thomas C. Braum, Jr.
                                    ------------------------------------------
                                               THOMAS C. BRAUM, JR.
                                            Senior Vice President and
                                             Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stephen Strome, Chairman of the Board and Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of HANDLEMAN COMPANY;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002                         /s/ Stephen Strome
                                       ----------------------------------
                                                 STEPHEN STROME
                                            Chairman of the Board and
                                             Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of HANDLEMAN COMPANY;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002                    /s/ Thomas C. Braum, Jr.
                                     -------------------------------------
                                             THOMAS C. BRAUM, JR.
                                           Senior Vice President and
                                            Chief Financial Officer