Form 10-Q
period 2003-01-31
HANDLEMAN CO /MI/
filed 2003-03-14
CIK 314727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended January 31, 2003	Commission File Number 1-7923

Handleman Company

(Exact name of registrant as specified in its charter)

Michigan	38-1242806
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 Kirts Boulevard, Troy, Michigan	48084-4142	(248) 362-4400
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	DATE	SHARES OUTSTANDING

Common Stock—$.01 Par Value	March 7, 2003	25,692,244

HANDLEMAN COMPANY

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(amounts in thousands except per share data)

	Three Months (14 Weeks) Ended		Nine Months (40 Weeks) Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
Revenues	$437,595	$389,903	$1,057,450	$1,006,241

Costs and expenses:
Direct product costs	347,679	314,100	824,045	783,336

Selling, general and administrative expenses	62,725	65,525	176,812	180,275

Impairment of subsidiary assets	33,100	5,693	33,100	5,693

Interest (income) expense, net	(60)	1,307	546	3,501

Income (loss) before income taxes and minority interest	(5,849)	3,278	22,947	33,436

Income tax benefit (expense)	5,873	3,976	(4,562)	(8,592)

Minority interest	—	(61)	366	132

Net income	$24	$7,193	$18,751	$24,976

Net income per share
Basic	$0.00	$0.27	$0.72	$0.94

Diluted	$0.00	$0.27	$0.72	$0.93

Weighted average number of shares outstanding during the period
Basic	25,792	26,689	26,157	26,672

Diluted	25,845	26,890	26,178	26,813

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	January 31, 2003 (Unaudited)	April 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$54,047	$20,254
Accounts receivable, less allowance of $12,241 at January 31, 2003 and $14,067 at April 27, 2002, respectively, for the gross profit impact of estimated future returns	204,700	274,490
Merchandise inventories	128,302	126,145
Assets held for sale	42,882	—
Other current assets	16,736	22,441

Total current assets	446,667	443,330

Property and equipment:
Land, buildings and improvements	13,897	15,914
Display fixtures	33,942	38,030
Computer hardware and software	31,587	51,465
Equipment, furniture and other	32,430	32,042

	111,856	137,451
Less accumulated depreciation	57,650	69,744

	54,206	67,707

Other assets, net	64,381	94,466

Total assets	$565,254	$605,503

LIABILITIES
Current liabilities:
Accounts payable	$176,203	$206,180
Debt, current portion	3,571	3,571
Liabilities held for sale	9,174	—
Accrued and other liabilities	28,786	39,054

Total current liabilities	217,734	248,805

Debt, non-current	31,851	53,749
Other liabilities	8,090	13,331

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 25,692,000 and 26,472,000 shares issued at January 31, 2003 and April 27, 2002, respectively	257	265
Foreign currency translation adjustment	(310)	(7,005)
Unearned compensation	(2,751)	(1,708)
Retained earnings	310,383	298,066

Total shareholders’ equity	307,579	289,618

Total liabilities and shareholders’ equity	$565,254	$605,503

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(amounts in thousands)

	Nine Months (40 Weeks) Ended January 31, 2003
	Common Stock		Foreign Currency Translation Adjustment			Total Shareholders’ Equity
	Shares Issued	Amount		Unearned Compensation	Retained Earnings
April 27, 2002	26,472	$265	$(7,005)	$(1,708)	$298,066	$289,618

Net income					18,751	18,751

Adjustment for foreign currency translation			6,695			6,695

Comprehensive income, net of tax						25,446

Common stock issuances, net of forfeitures, in connection with employee benefit plans	106	1		(1,043)	2,407	1,365

Common stock repurchased	(886)	(9)			(9,191)	(9,200)

Tax benefit from exercise of stock options					350	350

January 31, 2003	25,692	$257	$(310)	$(2,751)	$310,383	$307,579

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine Months (40 Weeks) Ended
	January 31, 2003	January 31, 2002
Cash flows from operating activities:

Net income	$18,751	$24,976

Adjustments to reconcile net income to net cash provided from (used by) operating activities:

Depreciation	14,029	14,335
Amortization of acquisition costs	135	3,597
Recoupment of license advances	16,519	11,962
Loss on disposal of property and equipment	1,125	999
Impairment of subsidiary assets	33,100	5,693
Tax benefit from exercise of stock options	350	1,157

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	47,292	(37,893)
Increase in merchandise inventories	(14,684)	(43,132)
Decrease (increase) in other operating assets	5,552	(5,540)
Decrease in accounts payable	(22,513)	(16,764)
Decrease in other operating liabilities	(15,857)	(16,485)

Total adjustments	65,048	(82,071)

Net cash provided from (used by) operating activities	83,799	(57,095)

Cash flows from investing activities:
Additions to property and equipment	(11,624)	(26,277)
Proceeds from dispositions of properties	4,738	85
License advances and acquired rights	(14,242)	(14,408)
Additional investments in subsidiary companies	(5,840)	0

Net cash used by investing activities	(26,968)	(40,600)

Cash flows from financing activities:
Issuances of debt	1,761,500	3,713,855
Repayments of debt	(1,783,398)	(3,642,630)
Repurchases of common stock	(9,200)	(2,883)
Other changes in shareholders’ equity, net	8,060	2,186

Net cash (used by) provided from financing activities	(23,038)	70,528

Net increase (decrease) in cash and cash equivalents	33,793	(27,167)

Cash and cash equivalents at beginning of period	20,254	33,628

Cash and cash equivalents at end of period	$54,047	$6,461

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying consolidated balance sheets and consolidated statements of income, shareholders’ equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2003, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company’s business, sales and earnings results for the nine months ended January 31, 2003 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of April 27, 2002 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 27, 2002, including the discussion of the Company’s critical accounting policies.

2.	The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal 2003, which began on April 28, 2002. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company will perform impairment analyses for goodwill and other intangible assets with indefinite lives on an annual basis going forward. Adoption of SFAS No. 142 will result in an increase in net income of approximately $1.3 million for fiscal 2003.

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal 2003. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement applies to long-lived assets other than goodwill. SFAS No. 144 prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment. In the third quarter ended January 31, 2003, the Company applied the principles of SFAS 144, which resulted in the write-down of assets of certain subsidiary companies. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that this Statement will have a significant effect on its operating results.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued by the Financial Accounting Standards Board. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement became effective for exit or disposal activities initiated after December 31, 2002. The Company followed the guidance provided in this Statement in the third quarter of fiscal 2003 when calculating the impairment related to certain assets of Handleman Online, the Company’s e-commerce subsidiary. See Note 3 of the Notes to Consolidated Financial Statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123 was issued by the Financial Accounting Standards Board. SFAS No. 148 provides transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” whereby the cost of employee stock options is expensed. The Company will adopt this Statement effective as of the beginning of fiscal 2004, along with the adoption of SFAS No. 123, as previously announced. The Company is currently evaluating the effect this accounting change will have on its operating results and will disclose the impact in its annual report on Form 10-K for the fiscal year ended May 3, 2003.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees. The Company guarantees certain liabilities for wholly-owned subsidiary companies, which are included in the consolidated financial statements of the Company or disclosed in the Contractual Cash Obligation and Commitments table in the Liquidity and Capital Resources section of the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

in its 2002 annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended April 27, 2002. The Company analyzed its outstanding guarantees as of January 31, 2003 and determined that no additional liabilities are required to be accrued or disclosed as a result of this Interpretation.

3.	During the quarter ended January 31, 2003, the Company announced the refocusing of Handleman Online, its e-commerce subsidiary. Applying the principles described in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company incurred an impairment charge in the third quarter ended January 31, 2003 of $5.1 million. See Note 5 of the Notes to Consolidated Financial Statements.

4.	During the quarter ended January 31, 2003, the Company executed a non-binding letter of intent to sell its Madacy Entertainment business unit, resulting in an impairment charge of $28.0 million. The charge, related to the proposed sale of Madacy Entertainment, was calculated under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 5 of the Notes to Consolidated Financial Statements.

In accordance with SFAS No. 144, the assets and liabilities related to the proposed sale of Madacy Entertainment have been classified as “held for sale” in the Company’s Consolidated Balance Sheet as of January 31, 2003. The table below summarizes the major categories of assets and liabilities held for sale at January 31, 2003 (in thousands of dollars):

Assets held for sale

Accounts receivable	$19,119
Merchandise inventories	10,140
License advances and acquired rights	9,447
Property, plant and equipment, net	2,660
All other operating assets	1,516

Total assets held for sale	$42,882

Liabilities held for sale

Accounts payable	$8,081
All other operating liabilities	1,093

Total liabilities held for sale	$9,174

5.	The Company operates in two business segments: Handleman Entertainment Resources (“H.E.R.”) is responsible for music category management and distribution operations, and North Coast Entertainment (“NCE”) is responsible for the Company’s proprietary video product operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies,” contained in the Company’s Form 10-K for the year ended April 27, 2002. Segment data includes intersegment revenues, as well as a charge allocating corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest (“segment income”).

The tables below present information about reported segments for the three months ended January 31, 2003 and January 31, 2002 (in thousands of dollars):

Three Months Ended January 31, 2003:	H.E.R.	NCE	Total

Revenues, external customers	$412,660	$24,792	$437,452
Intersegment revenues	—	3,864	3,864
Segment income (loss)	27,236	(424)	26,812
Impairment of subsidiary assets	(5,066)	(28,034)	(33,100)
Capital expenditures	4,425	42	4,467

Three Months Ended January 31, 2002:	H.E.R.	NCE	Total

Revenues, external customers	$365,396	$24,418	$389,814
Intersegment revenues	—	5,279	5,279
Segment income (loss)	16,230	(6,188)	10,042
Impairment of subsidiary assets	—	(5,693)	(5,693)
Capital expenditures	9,042	409	9,451

A reconciliation of total segment revenues to consolidated revenues and total segment income to consolidated income before income taxes and minority interest, for the three months ended January 31, 2003 and January 31, 2002 is as follows (in thousands of dollars):

	January 31, 2003	January 31, 2002
Revenues

Total segment revenues	$441,316	$395,093
Corporate rental income	143	89
Elimination of intersegment revenues	(3,864)	(5,279)

Consolidated revenues	$437,595	$389,903

Income Before Income Taxes and Minority Interest

Total segment income for reportable segments	$26,812	$10,042
Impairment of subsidiary assets	(33,100)	(5,693)
Interest income	515	148
Interest expense	(455)	(1,455)
Unallocated corporate income	379	236

Consolidated income (loss) before income taxes and minority interest	$(5,849)	$3,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments as of and for the nine months ended January 31, 2003 and January 31, 2002 (in thousands of dollars):

Nine Months Ended January 31, 2003:	H.E.R.	NCE	Total

Revenues, external customers	$970,190	$86,826	$1,057,016
Intersegment revenues	—	17,037	17,037
Segment income	50,719	4,806	55,525
Impairment of subsidiary assets	(5,066)	(28,034)	(33,100)
Total assets	506,027	118,419	624,446
Capital expenditures	11,214	410	11,624

Nine Months Ended January 31, 2002:	H.E.R.	NCE	Total

Revenues, external customers	$920,427	$85,549	$1,005,976
Intersegment revenues	—	15,595	15,595
Segment income (loss)	49,510	(7,649)	41,861
Impairment of subsidiary assets	—	(5,693)	(5,693)
Total assets	565,279	166,661	731,940
Capital expenditures	23,749	2,528	26,277

A reconciliation of total segment revenues to consolidated revenues, total segment income to consolidated income before income taxes and minority interest, and total segment assets to consolidated assets as of and for the nine months ended January 31, 2003 and January 31, 2002 is as follows (in thousands of dollars):

	January 31, 2003	January 31, 2002
Revenues

Total segment revenues	$1,074,053	$1,021,571
Corporate rental income	434	265
Elimination of intersegment revenues	(17,037)	(15,595)

Consolidated revenues	$1,057,450	$1,006,241

Income Before Income Taxes and Minority Interest

Total segment income for reportable segments	$55,525	$41,861
Impairment of subsidiary assets	(33,100)	(5,693)
Interest income	847	791
Interest expense	(1,393)	(4,292)
Unallocated corporate income	1,068	769

Consolidated income before income taxes and minority interest	$22,947	$33,436

Assets

Total segment assets	$624,446	$731,940
Elimination of intercompany receivables and payables	(59,192)	(74,570)

Consolidated assets	$565,254	$657,370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.	Comprehensive income is net income plus certain other items recorded directly to shareholders’ equity. Comprehensive income, net of tax was $25.4 million for the nine months ended January 31, 2003, compared to $24.4 million for the nine months ended January 31, 2002.

7.	A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Jan. 31, 2003	Jan. 31, 2002	Jan. 31, 2003	Jan. 31, 2002
Weighted average shares during the period-basic	25,792	26,689	26,157	26,672

Additional shares from assumed exercise of stock options	53	201	21	141

Weighted average shares adjusted for assumed exercise of stock options-diluted	25,845	26,890	26,178	26,813

Handleman Company

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Revenues for the third quarter of fiscal 2003, which ended January 31, 2003, increased 12% to $437.6 million from $389.9 million for the third quarter of fiscal 2002, which ended January 31, 2002. Net income for the third quarter of fiscal 2003, was $24 thousand, or break-even on a diluted per share basis, compared to $7.2 million or $.27 per diluted share for the third quarter of fiscal 2002. Net income for the third quarter of fiscal 2003 included after tax charges related to the proposed sale of the Company’s Madacy Entertainment unit and the refocusing of Handleman Online, the Company’s e-commerce unit, of $14.1 million and $3.3 million, respectively. Net income for the third quarter of last year included a benefit related to the discontinuance of operations at The itsy bitsy Entertainment Company (“TibECo”) of $0.8 million.

Revenues for the first nine months of fiscal 2003 were $1,057.5 million, an increase of 5% over revenues of $1,006.2 million for the first nine months of fiscal 2002. Net income for the first nine months of this year was $18.8 million or $.72 per diluted share, compared to $25.0 million or $.93 per diluted share for the comparable nine-month period of last year.

The Company has two business segments: Handleman Entertainment Resources (“H.E.R.”) and North Coast Entertainment (“NCE”). H.E.R. consists of music category management and distribution operations principally in North America and the United Kingdom (“UK”). NCE encompasses the Company’s proprietary video product operations.

H.E.R. revenues were $412.7 million for the third quarter of fiscal 2003, compared to $365.4 million for the third quarter of fiscal 2002, an increase of 13%. The increase in H.E.R. revenues for the third quarter of this fiscal year was due to sales growth within its United States and United Kingdom operations, which accounted for approximately 51% and 44% of the revenue increase, respectively. H.E.R. revenues for the first nine months of this year were $970.2 million, an increase of 5% over revenues of $920.4 million for the first nine months of last year. As a result of the continued sales growth within H.E.R. U.S., its market share of U.S. music industry sales grew to 11.4% as of January 31, 2003 from 11.0% as of January 31, 2002. Likewise, the sales increases at H.E.R. UK resulted in a rise in its UK music industry market share to 7.4% as of January 31, 2003 from 6.5% as of January 31, 2002.

NCE revenues for the third quarter of fiscal 2003 decreased 3% to $28.7 million from $29.7 million for the third quarter of fiscal 2002. NCE revenues for the first nine months of this year totaled $103.9 million, compared to $101.1 million for the first nine months of last year, an increase of 3%.

Consolidated direct product costs as a percentage of revenues was 79.5% for the third quarter ended January 31, 2003, compared to 80.6% for the third quarter ended January 31, 2002. The decrease in direct product costs as a percentage of revenues for the third quarter of this fiscal year was primarily due to improved gross margin rates in the UK operation, which accounted for approximately 55% of the reduction in consolidated direct product costs as a percentage of revenues; the remainder of the improvement was predominately due to a change in sales mix. Consolidated direct product costs as a percentage of revenues was 77.9% for the first nine months of fiscal 2003, compared to 77.8% for the first nine months of fiscal 2002.

Consolidated selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2003 were $62.7 million or 14.3% of revenues, compared to $65.5 million or 16.8% of revenues for the third quarter of fiscal 2002. The decrease in consolidated SG&A expenses was primarily due to lower expenses at NCE of $4.8 million, primarily a result of reduced expenses at Madacy Entertainment of $4.4 million. In addition, a reduction in SG&A expenses of $2.0 million was the result of the discontinuance of operations at TibECo in the third quarter of last year. Also, in the third quarter of last year, NCE incurred non-recurring consulting expenses of approximately $1.1 million. Additionally, H.E.R. SG&A expenses increased $2.0 million mainly due to higher sales volume in the third quarter of this fiscal year. Consolidated SG&A expenses for the first nine months of this year were $176.8 million or 16.7% of revenues, compared to $180.3 million or 17.9% of revenues for the same nine-month period of last year.

During the third quarter ended January 31, 2003, the Company executed a non-binding letter of intent to sell its Madacy Entertainment unit. The proposed sale of Madacy Entertainment will allow the Company to concentrate on its core competencies of distribution and category management. The Company expects to generate approximately $41 million of cash, including a tax benefit resulting from the use of a capital loss carryforward; the sale is expected to be completed during the Company’s fourth quarter of this fiscal year. The proposed sale resulted in a pre-tax impairment charge in the third quarter of fiscal 2003 of $28.0 million or $14.1 million after tax.

Also in the third quarter ended January 31, 2003, the Company announced the refocusing of Handleman Online, its e-commerce unit, in an effort to better align its operations with the Company’s core competencies of distribution and category management. As a result, the Company recorded a pre-tax impairment charge of $5.1 million or $3.3 million after tax, in the third quarter of this fiscal year.

In the third quarter of last year, the Company discontinued operations at TibECo, and as a result, recorded a pre-tax impairment charge of $5.7 million. Additionally, an income tax benefit of $6.9 million was recorded in the third quarter of fiscal 2002, primarily related to the recognition of the benefits for prior period losses at TibECo for which no benefit was recorded in such prior periods.

The consolidated loss before interest, income taxes and minority interest (“operating loss”) for the third quarter of fiscal 2003 was $5.9 million, compared to operating income of $4.6 million for the third quarter of fiscal 2002. Operating income for the first nine months of this fiscal year was $23.5 million, compared to $36.9 million for the first nine months of last fiscal year. The decreases in operating income for the third quarter and first nine months of fiscal 2003 were primarily attributable to the impairment charges, as discussed above.

H.E.R. operating income for the third quarter of this year was $22.2 million, compared to $16.2 million for the third quarter of last year, an increase of 37%. H.E.R. operating income was favorably impacted by approximately $13.1 million principally due to the increased sales volume in the third quarter of this year, partially offset by the $5.1 million impairment charge at Handleman Online and the higher SG&A expenses of $2.0 million discussed above. H.E.R. operating income for the first nine months of fiscal 2003 was $45.7 million, compared to $49.5 million for the first nine months of fiscal 2002. The $3.9 million decrease in H.E.R. operating income for the nine-month period was primarily driven by the $5.1 million impairment charge at Handleman Online, partially offset by improvements within the other H.E.R. operating units.

NCE operating loss for the third quarter ended January 31, 2003 increased to $28.5 million from $11.9 million for the comparable prior year period. The NCE operating loss in the third quarter of this year was predominately due to the impairment charge of $28.0 million related to the proposed sale of Madacy Entertainment. The NCE operating loss in the third quarter of last year included the $5.7 million impairment charge related to the discontinuance of operations at TibECo and higher NCE SG&A expenses of $4.8 million, as previously discussed. NCE had an operating loss of $23.2 million for the first nine months of fiscal 2003, compared to an operating loss of $13.3 million for the comparable period of fiscal 2002. The year-to-date operating loss in both fiscal years was similarly impacted by the third quarter impairment charges and other factors noted above.

Interest income, net for the third quarter of fiscal 2003 was $0.1 million, compared to interest expense, net of $1.3 million for the third quarter of fiscal 2002. Interest expense, net for the nine months ended January 31, 2003 was $0.5 million, compared to $3.5 million for the nine-month period ended January 31, 2002. The decreases in interest expense, net, for both the third quarter and nine-month period, were due to lower borrowing levels in fiscal 2003, compared to those in fiscal 2002.

The Company reported an overall income tax benefit of $5.9 million in the third quarter of fiscal 2003, compared to a benefit of $4.0 million for the third quarter of fiscal 2002. The tax benefit this year primarily related to the proposed sale of Madacy Entertainment and the use of a capital loss carryforward. The tax benefit recognized in the third quarter of last year resulted from a $6.9 million benefit primarily related to prior period losses at TibECo for which no tax benefit was recorded in such prior periods.

During the third quarter of fiscal 2003, the Company repurchased 182,500 shares of its common stock at an average price of $12.09 per share. In February 2003, the Company announced that its Board of Directors authorized the repurchase of up to 20% of its outstanding common stock with no expiration date. This new authorization replaces the previous 10% authorization, under which the Company repurchased approximately 2 million shares. The Company intends to finance the new repurchase program with cash generated from operating activities, which includes the cash expected from the proposed sale of Madacy Entertainment. The Company is currently in a blackout period which prohibits it from repurchasing shares until March 25, 2003. This extended blackout period is due to a change in the Company’s 401(k) plan administrator. The Company expects to begin repurchasing its shares after this blackout period expires.

In accordance with generally accepted accounting principles (“GAAP”), certain of the Company’s assets and liabilities as of January 31, 2003 have been reclassified as “held for sale.” These reclassified assets and liabilities are related to the pending sale of Madacy Entertainment and are detailed in Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-Q. Assets held for sale as of January 31, 2003 were $42.9 million and liabilities held for sale at this date were $9.2 million. In accordance with GAAP, however, the April 27, 2002 consolidated balance sheet has not been restated to reflect this reclassification of the assets and liabilities of Madacy Entertainment.

Accounts receivable at January 31, 2003 was $204.7 million, compared to $274.5 million at April 27, 2002. The decrease was mainly due to the Company’s ongoing collection efforts, and reflects the reclassification of Madacy Entertainment balances at January 31, 2003, as discussed above.

Other current assets decreased to $16.7 million at January 31, 2003 from $22.4 million at April 27, 2002. The decrease in other current assets was primarily attributable to a reduction in deferred tax assets and the reclassification of Madacy Entertainment balances at January 31, 2003.

Property, plant and equipment, net at January 31, 2003 was $54.2 million, compared to $67.7 million at April 27, 2002. This decrease was primarily due to the write-off of assets at Handleman Online, related to the refocusing strategy discussed earlier; the write-off of customer store fixtures related to the announced store closings of a key customer; and the sale of a Company facility during the second quarter of this fiscal year. In addition, Madacy Entertainment balances were reclassified from property, plant and equipment, net at January 31, 2003.

Other assets, net decreased to $64.4 million at January 31, 2003 from $94.5 million at April 27, 2002, chiefly due to the reclassification of Madacy Entertainment balances to assets held for sale as of January 31, 2003.

Accounts payable decreased to $176.2 million at January 31, 2003 from $206.2 million at April 27, 2002. The decrease in accounts payable was mainly due to the timing of vendor payments related to inventory purchases during the holiday season, and also reflects the reclassification of Madacy Entertainment balances at January 31, 2003.

Accrued and other liabilities at January 31, 2003 was $28.8 million, compared to $39.1 million at April 27, 2002. This decrease was predominately due to reductions in accrued royalties, accrued compensation and income taxes payable, as well as the reclassification of Madacy Entertainment balances at January 31, 2003.

Debt, non-current at January 31, 2003 was $31.9 million, compared to $53.7 million at April 27, 2002. The decrease in debt, non-current resulted from lower borrowing requirements due to increased cash provided from operating activities for the first nine months of this fiscal year.

Other liabilities decreased to $8.1 million at January 31, 2003 from $13.3 million at April 27, 2002. The decrease in other liabilities was principally due to a decrease in deferred revenue, as well as the reclassification of Madacy Entertainment balances at January 31, 2003.

Cash provided from operating activities for the first nine months of fiscal 2003 was $83.8 million, compared to cash used by operating activities of $57.1 million for the same nine-month period of last year. Lower accounts receivable balances over the prior year continue to drive the improvement in cash flows from operations. Net cash used by investing activities decreased to $27.0 million for the nine months ended January 31, 2003 from $40.6 million for the nine months ended January 31, 2002. The decrease in cash used by investing activities was primarily due to fewer additions to property, plant and equipment, resulting from lower customer store fixture and system development expenditures compared to the same period of last year. Cash used by financing activities was $23.0 million for the first nine months of this fiscal year, compared to cash provided from financing activities of $70.5 million for the first nine months of last fiscal year. The decrease in cash flows from financing activities over the comparable prior year period was primarily due to lower overall borrowing levels and increased repurchases of the Company’s common stock, both resulting from increased cash provided from operating activities.

The Company has an unsecured $170 million line of credit, arranged with a consortium of banks which expires in August 2005. Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as purchases under the new stock repurchase program. The balance outstanding on the line of credit at January 31, 2003 was $24.7 million. The Company also has a senior note agreement with a group of insurance companies. The remaining balance on the senior note agreement is $10.7 million and is payable in equal annual installments through fiscal 2005.

Reference should be made to Note 2 of the Notes to Consolidated Financial Statements, in this Form 10-Q, for new accounting pronouncements adopted in fiscal 2003, and those currently being evaluated by the Company.

The Company expects sales for the fourth quarter of fiscal 2003 to decrease by approximately 10% from the fourth quarter of last year. The anticipated sales decline is principally due to the effect of the proposed sale of Madacy Entertainment and the announced store closings of a key customer. Consolidated product costs as a percentage of revenues are expected to be in the 78% range, which is level with last year’s fourth quarter and the year-to-date percentage through the third quarter of this fiscal year. Management also believes SG&A expenses as a percentage of revenues will approximate the rate achieved in the fourth quarter of last year. The income tax rate for the fourth quarter of this year is projected to be in the mid-30% range, exceeding the 28% tax rate in the fourth quarter of last fiscal year, which benefited from the implementation of certain tax planning initiatives. Additionally, the number of outstanding shares of the Company’s common stock is expected to decline during the fourth quarter, as it will be repurchasing shares under the new stock repurchase program. As a result, management believes net income and earnings per share for the fourth quarter of fiscal 2003 will be in line with the fourth quarter of last year assuming a more normalized tax rate was applied to fourth quarter results in fiscal 2002. Net income and earnings per share for the fiscal year ending May 3, 2003 will be impacted by the impairment of subsidiary assets recorded in the third quarter of this year. Based on the above, management expects earnings per share for fiscal 2003 to be in the range of $1.03 to $1.08.

* * * * * * * * * * * *

This document contains forward-looking statements, which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitation, completion of the proposed sale of Madacy Entertainment, conditions in the music industry, the effect of a key customer’s Chapter 11 proceedings, ability to enter into profitable agreements with customers in the new businesses outlined in the Company’s strategic growth plan, securing funding or providing sufficient cash required to build and grow new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, effects of electronic commerce, effects of music product piracy, relationships with the Company’s lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company’s Annual Report on Form 10-K.

CONTROLS AND PROCEDURES

(1)	Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act.

(2)	Changes in Internal Controls

The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the transactions of the Company are accurately reflected in its books of record. Since the Evaluation Date, there have been no significant changes to the Company’s internal controls or in other factors that could significantly affect its internal controls, and management has not identified any significant deficiencies or material weaknesses in the Company’s internal controls.

PART II—OTHER INFORMATION

Item 6.	Exhibits or Reports on Form 8-K

On January 24, 2003, the Company filed a Current Report on Form 8-K (items 5 and 7) in which it announced a change in administrator of the Company’s 401(k) plan. As a result, participants in that plan are subject to a blackout period during which certain activities, including sales of shares of common stock of the Registrant held in plan accounts, are not able to be conducted.

SIGNATURES:    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDLEMAN COMPANY

Date:	March 14, 2003	By:	/s/ Stephen Strome

STEPHEN STROME Chairman of the Board and Chief Executive Officer

Date:	March 14, 2003	By:	/s/ Thomas C. Braum, Jr.

THOMAS C. BRAUM, JR. Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of HANDLEMAN COMPANY (the “Company”) on Form 10-Q for the period ended January 31, 2003 (the “Report”), Stephen Strome, Chairman of the Board and Chief Executive Officer of the Company, and Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer of the Company, each certifies in his capacity as an officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

Date: March 14, 2003	/s/ Stephen Strome
STEPHEN STROME
Chairman of the Board and
Chief Executive Officer

Date: March 14, 2003	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR.
Senior Vice President and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Strome, Chairman of the Board and Chief Executive Officer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of HANDLEMAN COMPANY;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Stephen Strome
STEPHEN STROME
Chairman of the Board and
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of HANDLEMAN COMPANY;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknessesin internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR.
Senior Vice President and
Chief Financial Officer