Form 10-K
period 2003-05-03
HANDLEMAN CO /MI/
filed 2003-08-18
CIK 314727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2003

Commission File No. 1-7923

HANDLEMAN COMPANY

(Exact name of registrant as specified in its charter)

MICHIGAN	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Kirts Boulevard, Troy, Michigan	48084–4142
(Address of principal executive offices)	(Zip Code)

248-362-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
COMMON STOCK $.01 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of June 27, 2003 was $389,510,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 27, 2003 was 25,304,005.

Item 16(a) 3. describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the “Company” or “Handleman” or “Registrant”), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

Copies of the Form 10-K, Forms 10-Q, Forms 8-K and all amendments to those reports are available, as soon as reasonably practicable after said material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge on the Registrant’s website, www.handleman.com. Written requests for copies of these materials may be directed to Investor Relations at the executive offices.

DESCRIPTION OF BUSINESS:

Handleman Company is comprised of two operating segments: Handleman Entertainment Resources (“H.E.R.”) and North Coast Entertainment (“NCE”).

H.E.R. is a category manager and distributor of prerecorded music to mass merchants in the United States (“U.S.”), United Kingdom (“UK”), Canada, Mexico, Brazil and Argentina. As a category manager, H.E.R. manages a broad assortment of titles required to optimize sales in retail stores and provides direct-to-store shipments, marketing of the selections, in-store merchandising and product exchange. In addition to its core category management business, the Company also provides both traditional and online retailers with consumer direct fulfillment through its Handleman Online business.

NCE, through its Anchor Bay Entertainment business units, is an independent home video label in the U.S., Canada and UK, and markets a collection of titles that range from horror to exercise to children’s classics.

The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, “Accounting Policies.” Segment data includes intersegment revenues, as well as a charge allocating all corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding segment activities.

The following table sets forth revenues, and the percentage contribution to consolidated revenues, for the Company’s two business segments for the fiscal years ended May 3, 2003 (“Fiscal 2003”), April 27, 2002 (“Fiscal 2002”) and April 28, 2001 (“Fiscal 2001”):

	Fiscal Years Ended (in millions of dollars)
	May 3, 2003 (53 weeks)	April 27, 2002 Restated (52 weeks)	April 28, 2001 Restated (52 weeks)
Handleman Entertainment Resources	$1,247.5	$1,201.6	$1,061.8
% of Total	91.9	90.6	89.3

North Coast Entertainment	126.9	143.9	140.4
% of Total	9.3	10.9	11.8

Eliminations, principally NCE sales to H.E.R., net of corporate rental income	(16.5)	(19.8)	(13.7)
% of Total	(1.2)	(1.5)	(1.1)

TOTAL	$1,357.9	$1,325.7	$1,188.5

Handleman Entertainment Resources

As category manager and distributor of pre-recorded music, H.E.R. manages the selection, acquisition, delivery, retail ticketing, display and return of music product for the Company’s retail customers’ (“retailers”) stores. The following discussion pertains to these activities of H.E.R. which comprises approximately 92% of the Company’s revenues.

The Company’s vendors and customers use the services of H.E.R. for a variety of reasons:

•	Music is a local, as well as a national and international, business requiring that products selected for each individual store meet the demand of consumers who frequent each store.

•	Store service—the Company’s field sales force visits retailers’ stores to implement a variety of merchandising responsibilities, including verifying that product has been placed on display, ensuring that the department is properly merchandised and that top-hit product is available, setting up point of purchase displays, reordering product with low inventory levels or required for local events, and ensuring that new product is displayed on the new release date. The field sales force also contributes to managing inventory turns by monitoring store inventory levels, identifying slow moving product and returning merchandise to the Company’s automated distribution centers.

•	Direct store shipment—the Company bypasses the retailers’ distribution centers and ships “shelf-ready” product (i.e., product which includes sticker pricing, theft deterrent devices and special displayers), directly to thousands of retail store locations.

•	Numerous small quantity shipments—to tailor each store inventory to its changing consumer demand, the Company must make frequent shipments of less than case lot quantities to each store.

The Company distributes throughout vast geographic regions and adapts selections to local tastes via a coordination of national and local purchasing responsibility, both monitored by inventory control programs. In fiscal 2003, approximately 85% of H.E.R. revenues were in North America and approximately 15% of H.E.R. revenues were in the UK.

Vendors

The Company purchases from many different vendors. The volume of purchases from individual vendors fluctuates from year to year based upon the salability of selections being offered by such vendors. Though a small number of major, financially sound vendors account for a high percentage of purchases, product must be selected from a variety of additional vendors in order to maintain an adequate selection for consumers. The Company must closely monitor its inventory exposure and accounts payable balances with smaller vendors that may not have the financial resources to honor their return commitments.

Since the public’s taste for the products the Company supplies is broad and varied, H.E.R. is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company’s exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-salable product purchases exceed vendor return limitations. Vendors offer a variety of return programs, ranging from a 100% returns to a zero returns allowance. Other vendors offer incentive and penalty arrangements to limit returns. Accordingly, the Company may possess in its inventories non-salable product that can only be returned to vendors with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendors’ return policies.

H.E.R. generally does not have distribution contracts with its vendors; consequently, its relationships with them may be discontinued at any time by such vendors, or by H.E.R.

Customers

The customers of H.E.R. utilize its services for a variety of reasons. Products must be selected from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, cassettes) and different payment and return arrangements. In addition, retailers utilize category managers due to the complexity of managing the numerous SKUs required per department, the variability of salable items among individual stores of a retailer, the wide array of programs offered by the multitude of vendors, the “hits” nature of the business and the high risk of inventory obsolescence. By utilizing H.E.R., customers avoid substantially all of the risks inherent in product selection and the risk of inventory obsolescence.

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to “breakout” titles, while simultaneously minimizing inventory exposure for artists or titles which do not sell.

H.E.R. also offers customers a variety of “value-added” services:

Store Service:    Sales representatives visit individual retail stores and meet with store management to discuss upcoming promotions, special merchandising efforts, department changes, current programs, or breaking releases which will increase revenues. In addition, these sales representatives sell titles and promotions of local interest, as well as certain store displays. They also monitor inventory levels, check merchandise displays and install point-of-purchase advertising materials.

Advertising:    H.E.R. supplies point-of-purchase materials and assists customers in preparing radio, television and print advertisements.

Fixturing:    H.E.R. provides specially designed fixtures that emphasize product visibility and accessibility.

Shipping and Handling:    H.E.R. coordinates delivery of product to each store.

Product Exchange:    H.E.R. protects its continuing customers against product markdowns by offering the privilege of exchanging slower-selling product for newer product.

The nature of the Company’s business lends itself to computerized ordering, distribution and store inventory management techniques. The Company is able to tailor the inventories of individual stores to reflect the customer profile of each store and to adjust inventory levels, product mix and selections according to seasonal and current selling trends.

Using proprietary processes and systems to forecast consumer demand, H.E.R. determines the selections to be offered in its customers’ retail stores and ships these selections to the stores from one of its distribution centers. Slow-selling items are removed from the stores by the Company and are recycled for redistribution to other stores, or for return to the vendors. Returns from customer stores occur for a variety of reasons, including new releases that did not achieve their expected sales potential, advertised product to be returned after the promotion has ended, regularly scheduled realignment pick-ups and customer directed returns. The Company (for financial reporting purposes) reduces gross sales and direct product costs for estimated future returns at the time the merchandise is shipped to customer stores.

During the fiscal year ended May 3, 2003, Wal-Mart Stores, Inc. accounted for approximately 51% of the Company’s consolidated revenues, while Kmart Corporation accounted for approximately 27%, for a combined total of 78%. Combined revenues from these two customers for fiscal years 2002 and 2001 accounted for 79% and 78% of the Company’s consolidated revenues, respectively. Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance of, or a significant unfavorable change in, the relationships with either of the two largest customers would have a materially adverse effect upon the Company’s future sales and earnings.

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The court approved this designation, and the Company received $49 million in payment of Kmart’s obligations. During the proceedings Kmart announced the closing of 283 stores in March 2002 and the closing of an additional 314 stores in January 2003. As a result of these store closings, the Company’s sales will be negatively impacted by approximately $80-85 million annually. These store closings had a minimal impact on the Company’s net income. The Company expects this lower net income to be partially offset with cost reductions and sales growth to existing and new customers. The Company continues to service the remaining Kmart stores which total approximately 1,500. See Item 3, Legal Proceedings, for a description of pending litigation between Kmart Corporation and Handleman Company.

Operations

H.E.R. distributes products from facilities in North America and the United Kingdom. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers’ stores and the importance of timely delivery of new releases. Due to the nature of the music business, display of new releases close to authorized “street dates” is an important driver of both retail sales and customer satisfaction.

H.E.R. utilizes a proprietary inventory management system which automates and integrates the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. The proprietary inventory management system also provides the basis for title specific billing which allows the Company to better serve its customers.

H.E.R. has implemented high-technology automated distribution equipment in Indianapolis, Indiana; Sparks, Nevada; Toronto, Canada; and Warrington, United Kingdom.

Within its facilities, H.E.R. operates return centers, including use of automated return processing equipment in the United States and Canada, to expedite the processing of customer returns. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled with returns from other stores.

Other Developments

In the third quarter of fiscal 2003, the Company recorded a pre-tax impairment charge of $5.1 million, or $3.3 million after tax ($0.13 per diluted share), related to the refocusing of its e-commerce subsidiary, Handleman Online. In an effort to better align its operations with the Company’s core competencies of distribution and category management, the Company decided to discontinue internet services such as website hosting and maintenance and support; and focus solely on consumer direct fulfillment and category management services.

The Company is in the process of implementing the Oracle suite of products. This integrated, flexible system will allow the Company to achieve strategic growth through focus on internal and external customers. A designated team, along with all levels of management, is committed to the success of the implementation. In order to mitigate risk, the suite of products is being implemented in stages, with the first modules being installed in the first quarter of fiscal year 2004.

North Coast Entertainment

NCE, an operating segment of Handleman Company, includes the Company’s proprietary product operations. NCE, through its Anchor Bay Entertainment business units, is an independent home video label in the U.S., Canada and UK, and markets a wide collection of titles spanning a variety of genres. Anchor Bay

Entertainment manufactures and then distributes directly to distributors or retailers. In fiscal 2003, approximately 93% of NCE revenues were in the U.S. and Canada.

NCE provides the following opportunities:

•	NCE enables the Company to take a more active, and more profitable, role in the production of home entertainment products.

•	NCE provides the Company with a wide array of product development opportunities for video products. This enables the Company to offer a broader range of more profitable products to its customers.

•	NCE gives the Company access to new distribution channels, new markets and new customers.

NCE management will continue to focus on growing the business through acquiring or producing new products, as well as via new markets, new customers, geographical growth, growth within the home entertainment category and selective acquisitions and joint ventures.

Other Developments

In the third quarter of fiscal 2003, the Company recorded a pre-tax impairment charge of $28.0 million, or $14.1 million after tax ($0.54 per diluted share), related to the sale of its Madacy Entertainment business unit which was a component of NCE. The sale of Madacy Entertainment allows the Company to concentrate on its core competencies of distribution and category management.

Competition

Handleman is primarily a category manager of music products. The business of the Company is highly competitive as to both price and alternative supply arrangements. Besides competition among the Company’s customers, the Company’s customers compete with alternative sources from which consumers could purchase the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) record clubs, and (4) internet direct sales, including direct to home shipment and direct downloading through a consumer’s home computer, as well as the effects of music product piracy. Also, new methods of in-home delivery of entertainment software products are continually being introduced. The Company competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers have “vertically integrated” so as to provide their own category management. Some of these companies, however, also purchase from independent category managers.

The Company believes that the distribution of home entertainment products will remain highly competitive. The Company believes that customer service, retailer performance and continual progress in operational efficiencies are the keys to growth and profitability in this competitive environment.

* * * * * * * * * *

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s activities.

The Company’s revenues and earnings are of a seasonal nature. Note 11, Quarterly Financial Summary (unaudited), under Item 8, discloses quarterly results which indicate the seasonality of the Company’s business.

The Company has approximately 2,300 employees. As of May 3, 2003, none were unionized.

Item 2.	PROPERTIES

As of May 3, 2003, the Company’s H.E.R. segment occupied leased warehouses located in Indianapolis, Indiana; Sparks, Nevada; Toronto, Ontario; Warrington, United Kingdom and Mexico City, Mexico. H.E.R. also occupies 10 leased satellite sales offices located in the states of Maryland, Michigan, Missouri, California, Arkansas, Georgia, Illinois and New York, as well as the Canadian provinces of Alberta and Quebec. The Company-owned warehouse in Tampa, Florida was sold during fiscal 2003; the adjacent vacant land is in the process of being sold and has a net book value of approximately $0.2 million. Sales proceeds for the land are estimated to approximate net book value.

The Company’s NCE unit occupies leased office space in the state of Michigan, as well as in Canada and the United Kingdom.

The Company owns its 130,000 square feet corporate office building located in Troy, Michigan, of which approximately 31,000 square feet are leased to an unrelated lessee.

Item 3.	LEGAL PROCEEDINGS

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The court approved this designation, and Handleman received $49 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. The District Court’s order did not require repayment of the amounts received by the critical trade vendors. Kmart immediately appealed the District Court’s ruling to the United States Court of Appeals. Handleman Company subsequently was permitted to intervene and participate in that appeal. Kmart emerged from bankruptcy in May 2003. Notwithstanding its position in the appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court in June 2003, asking that the $49 million be reimbursed. Handleman believes that the Court of Appeals will rule in its favor and repayment will not be required. Since no assurance can be given as to the outcome of the appeal, as it is neither probable nor estimatable, no accrual has been recorded for this contingent liability. Handleman’s position is that, as a result of being named a critical trade vendor, its economic concessions were substantially equivalent to the $49 million payment received.

There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows.

The SEC initiated a formal investigation relating to a transaction entered into in fiscal 2001 with a non-music vendor by a subsidiary of the Company. In response to this SEC investigation, the Company, through its independent Audit Committee, has conducted its own internal review which focused on the accounting treatment for two non-music vendor contracts (one of which was the subject of the SEC investigation). These contracts were approximately $1.0 million each (both occurring in fiscal 2001). The Company’s internal review has been completed, and as a result, the Company has determined that both contracts should have been recorded as financing agreements and have been reflected as such in the Company’s restated financial statements for fiscal years 2002 and 2001, as described in Notes 2 and 11 of Notes to Consolidated Financial Statements.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol of “HDL.”

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	May 3, 2003			April 27, 2002
Quarter	Low	High	Close	Low	High	Close
First	$10.22	$14.75	$12.13	$11.15	$17.89	$15.01
Second	7.50	13.60	9.15	11.16	16.60	12.00
Third	9.00	13.27	11.95	10.34	15.30	11.88
Fourth	11.14	17.20	16.87	9.45	13.26	12.25

As of June 27, 2003, the Company had 2,829 shareholders of record.

The Company has not declared or paid dividends during the two fiscal years presented herein.

Item 6.                                                                      SELECTED FINANCIAL DATA

HANDLEMAN COMPANY

FIVE-YEAR REVIEW

(in thousands of dollars except per share data and ratios)

	Fiscal 2003 (53 weeks)%		Fiscal 2002 Restated (52 weeks)%		Fiscal 2001 Restated (52 weeks)%		Fiscal 2000 Restated (52 weeks)%		Fiscal 1999 Restated (52 weeks)%
							Note A		Note A
SUMMARY OF OPERATIONS:
Revenues	$1,357,929	100.0	$1,325,706	100.0	$1,188,477	100.0	$1,139,054	100.0	$1,063,251	100.0
Gross profit, after direct product costs**	290,486	21.4	286,633	21.6	283,453	23.9	277,807	24.4	255,890	24.1
Selling, general & administrative expenses**	220,302	16.2	227,286	17.1	213,168	17.9	208,429	18.3	200,503	18.9
Depreciation and amortization (excluding goodwill); included in selling, general and administrative expenses	17,749	1.3	19,582	1.5	16,099	1.4	16,112	1.4	17,635	1.7
Amortization of goodwill, included in selling, general and administrative expenses	—		5,388.4		4,850.4		3,997.4		2,853.3
Impairment of subsidiary assets	33,100	2.4	5,693.4		—		—		—
Repositioning and related charges, and other unusual charges***	—		—		—		—		96,362	9.1
Interest expense, net	318	—	4,234.3		2,745.2		3,178.3		8,088.8
Income (loss) before income taxes and minority interest	36,766	2.7	49,420	3.7	67,540	5.7	66,200	5.8	(49,063)	*
Income tax expense (benefit)	9,461.7		13,053	1.0	25,808	2.2	26,340	2.3	(16,374)	*
Net income (loss)	27,671	2.0	36,914	2.8	41,010	3.5	38,790	3.4	(34,928)	*
Proforma net income (loss)—excluding goodwill amortization expense, net of related income taxes	27,671	2.0	41,813	3.2	45,352	3.8	42,188	3.7	(32,797)	*
Weighted average number of shares outstanding
—basic	26,046		26,656		27,318		29,425		31,568
—diluted	26,046		26,763		27,458		29,692		31,818

PER SHARE DATA:
Earnings (loss) per share
—basic	$1.06		$1.38		$1.50		$1.32		$(1.11)
—diluted	1.06		1.38		1.49		1.31		(1.11)
Proforma earnings (loss) per share— excluding goodwill amortization expense, net of related income taxes
—basic	$1.06		$1.57		$1.66		$1.43		$(1.04)
—diluted	1.06		1.56		1.65		1.42		(1.04)

BALANCE SHEET DATA:
Merchandise inventories	$119,979		$150,646		$127,251		$110,087		$113,569
Goodwill, net	3,406		13,942		19,609		24,369		24,107
Intangible assets, net	44,715		67,214		74,292		61,596		31,955
Total assets	525,564		601,388		587,717		517,519		485,434
Debt, current	3,571		3,571		14,571		14,571		18,571
Debt, non-current	3,571		53,749		53,014		33,986		39,857
Working capital	198,716		192,370		161,601		128,535		151,394
Shareholders’ equity—ending	308,846		286,971		250,781		221,850		224,113

FINANCIAL RATIOS:
Working capital ratio (Current assets/current liabilities)	2.0		1.8		1.6		1.5		1.7
Inventory turns (Direct product costs/average inventories throughout year)	5.9		5.6		6.2		6.0		4.0
Debt to total capitalization ratio (Debt, non-current/debt, non-current plus shareholders’ equity)	1.1%		15.8%		17.5%		13.3%		15.1%
Return on assets (Net income/average assets)	4.9%		6.2%		7.4%		7.5%		*
Return on beginning shareholders’ equity (Net income/beginning shareholders’ equity)	9.6%		14.7%		18.4%		17.3%		*

*	Not meaningful.
**	Reflects a reclassification of costs (associated with acquiring and preparing inventory for distribution) from selling, general and administrative expenses to direct product costs for each fiscal year presented.
***	Amount for fiscal 1999 is net of $31,000 gain on sale of subsidiary.

SELECTED FINANCIAL DATA

HANDLEMAN COMPANY

FIVE-YEAR REVIEW

(in thousands of dollars except per share data and ratios)

Note A.

The following is a restatement of the Company’s financial information affecting fiscal years 2000 and 1999 related to its change in method for revenue recognition from recognition at the time of shipment to recognition upon delivery, and the reclassification of costs associated with acquiring and preparing inventory for distribution from selling, general and administrative expenses to direct product costs. This restatement is described in Note 2 of Notes to Consolidated Financial Statements. The cumulative impact of the change in method for revenue recognition was reflected as an adjustment to beginning retained earnings for fiscal years 2000 and 1999.

	Fiscal 2000				Fiscal 1999
	Previously Reported	%	Restated	%	Previously Reported	%	Restated	%
SUMMARY OF OPERATIONS:
Revenues	$1,137,605	100.0	$1,139,054	100.0	$1,058,553	100.0	$1,063,251	100.0
Gross profit, after direct product costs	288,776	25.4	277,807	24.4	266,870	25.2	255,890	24.1
Selling, general & administrative expenses	219,625	19.3	208,429	18.3	211,682	20.0	200,503	18.9
Income (loss) before income taxes and minority interest	65,973	5.8	66,200	5.8	(49,262)	*	(49,063)	*
Income tax expense (benefit)	26,255	2.3	26,340	2.3	(16,449)	*	(16,374)	*
Net income (loss)	38,648	3.4	38,790	3.4	(35,052)	*	(34,928)	*

PER SHARE DATA:
Earnings (loss) per share —basic	$1.31		$1.32		$(1.11)		$(1.11)
—diluted	1.30		1.31		(1.11)		(1.11)

BALANCE SHEET DATA:
Merchandise inventories	$100,298		$110,087		$102,589		$113,569
Total assets	519,683		517,519		487,856		485,434
Working capital	129,721		128,535		152,721		151,394
Shareholders’ equity —beginning	225,686		224,113		273,807		272,109
—ending	223,282		221,850		225,686		224,113

FINANCIAL RATIOS:
Inventory turns (Direct product costs/average inventories throughout year)	6.6		6.0		5.5		4.0
Debt to total capitalization ratio (Debt, non-current/debt, non-current plus shareholders’ equity)	13.2%		13.3%		15.0%		15.1%
Return on assets (Net income/average assets)	7.7%		7.5%		*		*
Return on beginning shareholders’ equity (Net income/beginning shareholders’ equity)	17.1%		17.3%		*		*

*	Not meaningful.

Item 7.	MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company has two business segments: Handleman Entertainment Resources (“H.E.R.”) and North Coast Entertainment (“NCE”). H.E.R. consists of music category management and distribution operations, principally in North America and the United Kingdom (“UK”). NCE encompasses the Company’s proprietary operations, which markets video titles on DVD and VHS formats. Business segment revenues discussed herein include intercompany sales which are eliminated in consolidation.

The Company has determined that, as a category manager of music product wherein it coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product, it was appropriate to change its method for revenue recognition from recognition at the time of shipment to recognition upon delivery. As a result of this change, product shipments during the last one to three days of a fiscal quarter will now be recognized as revenues in the next fiscal quarter. In addition, the Company, through its independent Audit Committee, has completed an internal review resulting from a formal SEC investigation involving a subsidiary of the Company. The focus of the internal review involved the accounting treatment for two separate contracts with non-music vendors negotiated by the subsidiary during the fiscal year ended April 28, 2001 (“fiscal 2001”); these contracts were approximately $1.0 million each. Based on this internal review, the Company has determined that these two contracts should have been reflected as financing transactions in its financial statements. The Company has also reclassified costs associated with acquiring and preparing inventory for distribution from selling, general and administrative expenses to direct product costs for the fiscal years ended April 27, 2002 (“fiscal 2002”) and 2001, to conform to the presentation adopted for the fiscal year ended May 3, 2003 (“fiscal 2003”). As a result of the aforementioned, the Company has restated its financial statements as of and for the two years ended April 27, 2002 and April 28, 2001. See Notes 2, 10 and 11 of Notes to Consolidated Financial Statements for additional restatement information and a summary of the results of the restated financial statements for the fiscal years ended April 27, 2002 and April 28, 2001 and the previously reported quarterly financial information for fiscal years ended May 3, 2003 and April 27, 2002.

The following table sets forth revenues, and the percentage contribution to consolidated revenues, for the Company’s two business segments for the fiscal years ended May 3, 2003, April 27, 2002 and April 28, 2001:

	Fiscal Years Ended (in millions of dollars)
	May 3, 2003 (53 weeks)	April 27, 2002 Restated (52 weeks)	April 28, 2001 Restated (52 weeks)
Handleman Entertainment Resources	$1,247.5	$1,201.6	$1,061.8
% of Total	91.9	90.6	89.3

North Coast Entertainment	126.9	143.9	140.4
% of Total	9.3	10.9	11.8

Eliminations, principally NCE sales to H.E.R., net of corporate rental income	(16.5)	(19.8)	(13.7)
% of Total	(1.2)	(1.5)	(1.1)

TOTAL	$1,357.9	$1,325.7	$1,188.5

Revenues by geographic area, which is based upon the country in which the legal subsidiary is domiciled, for the fiscal years ended
May 3, 2003, April 27, 2002 and April 28, 2001 are as follows:

	Fiscal Years Ended (in millions of dollars)
	May 3, 2003 (53 weeks)	April 27, 2002 Restated (52 weeks)	April 28, 2001 Restated (52 weeks)
United States	$1,044.8	$1,066.1	$1,025.0
United Kingdom	198.2	149.2	57.3
Canada	103.0	91.0	86.4
Other foreign	11.9	19.4	19.8

	$1,357.9	$1,325.7	$1,188.5

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Company continually evaluates its estimates and assumptions which are based on historical experience and other various factors that are believed to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgements about the carrying values of certain assets and liabilities. Historically, actual results have not significantly deviated from those determined using the estimates and assumptions described above.

The Company believes that the following are its critical accounting policies:

Recognition of Revenues and Future Returns—The Company recognizes revenues upon delivery of product to customers (“FOB destination”). As a category manager of music product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns which includes both salable and non-salable product, as well as damaged merchandise, and provides credits for such customer returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimates for future returns and records adjustments as necessary.

Income Taxes—The provision for income taxes is based on reported income before income taxes and minority interest. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the assets will not be realized. In assessing the likelihood of realization, consideration is given to estimates of future taxable income, the character of income needed to realize future benefits and all available evidence.

Inventory Valuation—Merchandise inventories are recorded at the lower of cost (first-in, first-out) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Substantially all of the Company’s inventory is comprised of compact discs and audio cassettes which are not substandard from a functional standpoint. Typically, the Company’s suppliers offer return privileges for excess inventory quantities. Therefore, inventory reserves are provided for the risk that exists related to the carrying value of non-

returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s vendors offer some level of return allowances and price protection. On a quarterly basis, management reviews the Company’s carrying value of inventory from a lower of cost or market perspective and makes any necessary carrying value adjustments.

Acquired Rights—The Company, principally in its proprietary products business, acquires rights to video licenses, giving it the exclusive privilege to manufacture and distribute such products. The costs of acquired rights include advances paid to licensors and costs to create a master to be used for duplication. The acquired rights are amortized based upon the sales volume method over a period which is the lesser of the terms of the agreements or the products’ estimated useful lives. On a regular basis, the Company performs analyses comparing the carrying values of its acquired rights with the expected future economic benefit of these assets. Based upon such analyses, the Company adjusts, if necessary, the value of its acquired rights.

Long-Lived Assets—At each balance sheet date, the Company evaluates the carrying value and remaining estimated lives of long-lived assets for potential impairment by considering several factors, including management’s plans for future operations, recent operating results, market trends and other economic facts relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

General

In the third quarter of fiscal 2003, the Company recorded a pre-tax impairment charge of $28.0 million, or $14.1 million after tax ($0.54 per diluted share), related to the sale of its Madacy Entertainment business unit. This impairment charge was recorded as “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Income and included in income from continuing operations. This impairment charge, as well as the results of operations for Madacy Entertainment, were not reported as discontinued operations since cash flows related to Madacy Entertainment will not be eliminated from the ongoing operations of the Company. H.E.R. expects to purchase the same level of product from Madacy Entertainment as was purchased prior to the sale, and in turn, will continue to sell the product at a profit margin consistent with historical performance. The sale of Madacy Entertainment allows the Company to concentrate on its core competencies of distribution and category management.

In the third quarter of fiscal 2003, the Company also recorded a pre-tax impairment charge of $5.1 million, or $3.3 million after tax ($0.13 per diluted share), related to the refocusing of its e-commerce subsidiary, Handleman Online. In an effort to better align its operations with the Company’s core competencies of distribution and category management, the Company decided to discontinue internet services such as website hosting, maintenance and support; and focus solely on consumer direct fulfillment and category management services. This impairment charge was recorded as “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Income and included in income from continuing operations.

In the third quarter of fiscal 2002, the Company discontinued operations at The itsy bitsy Entertainment Company (“TibECo”) and as a result, recorded a pre-tax impairment charge of $5.7 million. This impairment charge related to the write down of assets and liabilities to net realizable value and was recorded as “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Income and included in income from continuing operations. Additionally, an income tax benefit of $6.9 million was recorded in the third quarter of fiscal 2002 primarily related to the recognition of the benefits for prior period losses at TibECo for which no benefits were recorded in such prior periods. The Company substantially completed the closing of TibECo and the liquidation of assets by the end of fiscal 2003, and does not expect to record any further material gains or losses on TibECo assets not yet sold.

Comparison of Fiscal 2003 with Fiscal 2002

For the fiscal year ended May 3, 2003, revenues increased to $1.36 billion from $1.33 billion for the fiscal year ended April 27, 2002. Fiscal 2003 consisted of 53 weeks, whereas fiscal 2002 consisted of 52 weeks. Net income for fiscal 2003 was $27.7 million or $1.06 per diluted share, compared to net income of $36.9 million or $1.38 per diluted share for fiscal 2002.

H.E.R. revenues increased marginally to $1.25 billion for fiscal 2003 from $1.20 billion for fiscal 2002. Approximately 87% and 85% of H.E.R. revenues were derived from two customers for fiscal years 2003 and 2002, respectively. NCE revenues were $126.9 million for fiscal 2003, compared to $143.9 million for fiscal 2002. NCE revenues for fiscal 2003 were negatively impacted by lower sales at Madacy Entertainment of $17.1 million, compared to fiscal 2002 due to the sale of this business unit in fiscal 2003.

Consolidated direct product costs as a percentage of revenues was 78.6% for fiscal 2003, compared to 78.4% for fiscal 2002. Consolidated direct product costs and consolidated selling, general and administrative (“SG&A”) expenses for fiscal 2003 and fiscal 2002 reflect a reclassification of costs (associated with acquiring and preparing inventory for distribution) from SG&A expenses to direct product costs. While this reclassification had no impact on earnings, it resulted in increasing the Company’s direct product costs with a corresponding reduction in SG&A expenses in the amount of $10.9 million for both fiscal 2003 and fiscal 2002.

Consolidated SG&A expenses for fiscal 2003 were $220.3 million or 16.2% of revenues, compared to $227.3 million or 17.1% of revenues for fiscal 2002. This decrease in SG&A expenses was principally due to reduced expenses resulting from the closure of TibECo of $13.6 million and lower expenses resulting from the sale of Madacy Entertainment of $6.6 million, partially offset by increased corporate compensation expense of $5.4 million and one-time consulting and other expenses of $6.4 million.

As discussed earlier under “General,” the Company recorded pre-tax impairment charges of $33.1 million for fiscal 2003, compared to $5.7 million for fiscal 2002. The impairment charges for fiscal 2003 were comprised of $28.0 million related to the sale of Madacy Entertainment and $5.1 million related to the refocusing of Handleman Online. The impairment charge for fiscal 2002 resulted from the discontinuance of operations at TibECo.

Consolidated income before interest, income taxes and minority interest (“operating income”) for fiscal 2003 decreased to $37.1 million from $53.7 million for fiscal 2002. The decrease in consolidated operating income was primarily attributable to an increase in impairment charges of $27.4 million, as previously discussed, and a decrease in H.E.R. operating income of $2.4 million, partially offset by an increase in operating income at NCE of $12.9 million.

H.E.R. operating income, excluding the Handleman Online impairment charge discussed earlier, was $61.4 million in fiscal 2003, compared to $63.8 million last year. This decrease in operating income was mainly due to lower operating income within the H.E.R. United States operations, primarily resulting from overall weaknesses in the economy and the music industry.

NCE operating income, excluding the Madacy Entertainment impairment charge discussed earlier, was $7.3 million in fiscal 2003, compared to an operating loss, excluding the TibECo impairment charge previously discussed, of $5.6 million in fiscal 2002. This improvement in NCE operating income was due to increased operating income at Madacy Entertainment of $7.9 million, resulting from cost control efforts in place prior to the sale of this business unit, and a $6.5 million improvement in operating income as a result of the discontinuance of operations at TibECo in fiscal 2002. Additionally, NCE incurred one-time consulting and other expenses of approximately $3.0 million in fiscal 2002.

Interest expense, net was $0.3 million for fiscal 2003, compared to $4.2 million for fiscal 2002. This decrease in interest expense was due to lower borrowings in fiscal 2003, compared to fiscal 2002. This lower level of borrowings was primarily due to cash generated from operations during fiscal 2003.

The effective income tax rate was 25.7% for fiscal 2003 and 26.4% for fiscal 2002. The low tax rate in fiscal 2003 primarily resulted from the sale of Madacy Entertainment, including the recognition of a tax benefit in the amount of $2.6 million related to the utilization of a capital loss carryforward. The low tax rate in fiscal 2002 was principally due to tax benefits recognized related to prior period TibECo losses for which no tax benefits were recorded in such prior periods.

Accounts receivable, net was $202.0 million at May 3, 2003, compared to $245.9 million at April 27, 2002. This decrease was primarily due to the elimination of the Madacy Entertainment accounts receivable balance in the current year of $28.0 million resulting from the sale of that entity, and lower revenues in the fourth quarter of fiscal 2003 versus the same period of fiscal 2002.

Merchandise inventories was $120.0 million at May 3, 2003, compared to $150.6 million at April 27, 2002. This decrease was principally attributable to the elimination of the Madacy Entertainment inventory balance of $14.6 million resulting from the sale of this business unit, as discussed above, and a reduction in inventory levels in the United Kingdom and Mexico.

Other current assets was $18.0 million at May 3, 2003, compared to $22.4 million at April 27, 2002. This decrease was primarily due to the absence of the Madacy Entertainment other current assets balance in the current year of $3.1 million.

Property and equipment, net was $55.7 million at May 3, 2003, compared to $67.7 million at April 27, 2002. This decrease was due to the impairment of Handleman Online computer hardware and software resulting from the refocusing of that entity, the absence of the Madacy Entertainment property and equipment balance in the current year of $3.8 million, and the sale of the Company’s Tampa warehouse.

Goodwill, net was $3.4 million at May 3, 2003, compared to $13.9 million at April 27, 2002. This decrease was due to the write off of goodwill at the time of the sale of Madacy Entertainment that arose in connection with the acquisition of that entity.

Intangible assets, net was $44.7 million at May 3, 2003, compared to $67.2 million at April 27, 2002. This decrease was due to the elimination of the Madacy Entertainment intangible assets in the current year of $12.7 million, and a reduction of prepaid royalties at Anchor Bay.

Other assets, net was $19.0 million at May 3, 2003, compared to $13.3 million at April 27, 2002. This increase was primarily due to the addition of a long-term note receivable resulting from the sale of Madacy Entertainment.

Accounts payable was $159.7 million at May 3, 2003, compared to $206.2 million at April 27, 2002. This decrease was principally due to the timing of payments to vendors and the absence of the Madacy Entertainment accounts payable balance of $3.7 million.

Debt, non-current was $3.6 million at May 3, 2003, compared to $53.7 million at April 27, 2002. The Company had no borrowings under its revolving credit facility at the end of fiscal 2003 due to cash generated from operations and proceeds from the sale of Madacy Entertainment.

During fiscal 2003, the Company repurchased a total of 1,144,150 shares of its common stock at a cost of $13.6 million (average purchase price of $11.86 per share), leaving 25,659,432 shares outstanding as of May 3, 2003. Under the current authorization, which was approved by the Board of Directors in February 2003 and has no expiration date, the Company can repurchase up to 20% of its then outstanding balance of 25,692,244 shares. As of May 3, 2003, the Company repurchased 258,200 shares under the 20% authorization.

Comparison of Fiscal 2002 with Fiscal 2001

For the fiscal year ended April 27, 2002, revenues increased 12% to $1.33 billion from $1.19 billion for the fiscal year ended April 28, 2001. Net income for fiscal 2002 was $36.9 million or $1.38 per diluted share, compared to net income of $41.0 million or $1.49 per diluted share for fiscal 2001.

H.E.R. revenues increased 13% to $1.20 billion for fiscal 2002 from $1.06 billion for fiscal 2001. Handleman UK Limited accounted for approximately 64% of the revenue increase due to the commencement in February 2001 of category management, distribution and service to a new customer within the UK. Substantially all of the remaining increase was due to higher sales volume in the United States and Canada.

NCE revenues were $143.9 million for fiscal 2002, compared to $140.4 million for fiscal 2001. Increased revenues at Anchor Bay Entertainment, Inc. and Anchor Bay Entertainment UK, Limited of $10.8 million and $4.0 million, respectively, were partially offset by lower revenues at Madacy Entertainment and The itsy bitsy Entertainment Company of $8.8 million and $2.2 million, respectively.

Consolidated direct product costs as a percentage of revenues was 78.4% for the year ended April 27, 2002, compared to 76.1% for the comparable prior year period. This increase in direct product costs as a percentage of revenues was primarily due to the Handleman UK operation, which accounted for approximately 74% of the increase. The UK operation, which represented a higher proportion of sales in fiscal 2002, received lower supplier discounts than the Company received from suppliers in its North American operations. The Company is continuing to develop programs with key suppliers in the UK to improve supplier terms. Substantially all of the remaining increase in direct product costs as a percentage of revenues was due to higher product costs at Madacy Entertainment, which experienced the impact of inventory liquidation initiatives, as well as lower budget music sales which normally carry lower product costs as a percentage of revenues. Consolidated direct product costs and consolidated SG&A expenses for both periods reflect a reclassification of costs (associated with acquiring and preparing inventory for distribution) from SG&A expenses to direct product costs. While this reclassification had no impact on earnings, it resulted in increasing the Company’s consolidated direct product costs with a corresponding reduction in consolidated SG&A expenses in the amount of $10.9 million for fiscal 2002 and $11.1 million for fiscal 2001.

Consolidated selling, general and administrative expenses for fiscal 2002 were $227.3 million or 17.1% of revenues, compared to $213.2 million or 17.9% of revenues for fiscal 2001. H.E.R. SG&A expenses increased $15.1 million, or 9%, due to the increase in H.E.R. revenues; however, as a percentage of revenues, SG&A expenses at H.E.R. declined year over year.

Consolidated operating income for fiscal 2002 decreased to $53.7 million from $70.3 million for fiscal 2001. H.E.R. operating income was $63.8 million for fiscal 2002, compared to $65.9 million for fiscal 2001. NCE incurred an operating loss for fiscal 2002 of $11.3 million, compared to operating income of $3.0 million for fiscal 2001. This decrease at NCE was mainly due to operating losses at Madacy Entertainment.

Interest expense, net was $4.2 million for fiscal 2002, compared to $2.7 million for fiscal 2001. This increase in interest expense, net was attributable to higher borrowing levels against the Company’s revolving credit facility necessary to support working capital requirements.

The effective income tax rate for fiscal 2002 of 26.4% was lower than the fiscal 2001 tax rate of 38.2%. This decrease in the tax rate was primarily due to tax benefits recognized in fiscal 2002 related to TibECo prior year operating losses and, to a lesser extent, certain tax planning initiatives.

Merchandise inventories was $150.6 million at April 27, 2002, compared to $127.3 million at April 28, 2001. This increase was mainly due to higher inventory requirements to support the Company’s growing business in the UK and new customer requirements in the United States.

Property and equipment, net was $67.7 million at April 27, 2002, compared to $56.9 million at April 28, 2001. This increase was due to the purchase of new store fixtures for certain customers and investments in computer software.

Goodwill, net decreased to $13.9 million at April 27, 2002 from $19.6 million at April 28, 2001. This decrease was primarily due to the impairment of TibECo assets, including the write off of goodwill resulting from the discontinuance of operations of that business unit in the third quarter of fiscal 2002, and the amortization of goodwill related to other subsidiary companies for fiscal 2002.

Intangible assets, net was $67.2 million at April 27, 2002, compared to $74.3 million at April 28, 2001. This decrease was mainly due to a reduction in acquired rights.

Other assets, net was $13.3 million at April 27, 2002, compared to $7.9 million at April 27, 2001. This increase was principally due to higher deferred expenses which mainly consisted of deferred income taxes.

Debt, current portion was $3.6 million at April 27, 2002, compared to $14.6 million at April 28, 2001. This decrease was due to a payment made in November 2001 related to the Company’s senior note agreement.

The reduction in Accrued and other liabilities to $37.1 million at April 27, 2002 from $43.1 million at April 28, 2001 was predominately due to decreases in income taxes payable and accrued royalties.

During fiscal 2002, the Company repurchased 456,700 shares of its common stock at a cost of $5.4 million, leaving 26,471,743 shares outstanding at April 27, 2002.

Liquidity and Capital Resources

Working capital at May 3, 2003 was $198.7 million, compared to $192.4 million at April 27, 2002. The working capital ratio was 2.0 to 1 at May 3, 2003, compared to 1.8 to 1 at April 27, 2002.

Net cash provided from operating activities included in the Consolidated Statements of Cash Flows increased to $107.7 million for fiscal 2003 from $49.1 million for fiscal 2002. This increase was primarily due to a favorable change in accounts receivable balances, this year versus last year, of $19.6 million; a favorable year-over-year change in merchandise inventory balances of $42.4 million; and higher net income adjusted for non-cash charges of $17.0 million; partially offset by an unfavorable change in accounts payable and other operating liabilities, this year versus last year, of $27.5 million.

Net cash used by investing activities was $8.2 million for fiscal 2003, compared to net cash used by investing activities of $50.3 million for fiscal 2002. Additions to property and equipment decreased to $16.8 million for fiscal 2003 from $31.5 million for fiscal 2002, due to lower store fixture and system development expenditures. Acquired rights were $17.0 million for fiscal 2003, compared to $18.9 million for fiscal 2002. Also during fiscal 2003, the Company realized cash proceeds of $26.6 million from the sale of Madacy Entertainment, excluding tax benefits.

Property and equipment, net consisted primarily of display fixtures, computer hardware and software, warehouse equipment and facilities. The Company also acquires licenses for video products which it markets. Acquisition of these licenses is expected to be funded primarily by cash flows from operations.

Net cash used by financing activities increased to $57.0 million for fiscal 2003, compared to $12.1 million used by financing activities for fiscal 2002. This increase was principally due to higher net repayments of short-term borrowings, this year versus last year, of $39.9 million and increased repurchases of the Company’s common stock of $8.2 million.

The Company has an unsecured $170.0 million revolving credit agreement arranged with a consortium of banks which was amended during fiscal 2003 to extend the agreement through August 2005. The Company had no borrowings under its revolving credit agreement as of May 3, 2003. The Company had $7.1 million outstanding as of May 3, 2003 under a senior note agreement with a group of insurance companies, of which $3.6 million matures in fiscal 2004. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the revolving credit facility and the senior notes, including scheduled maturities.

The borrowing base under the revolving credit agreement is limited to the lesser of (a) $170.0 million, or (b) 80% of the net accounts receivable balances plus 100% of the cash balances of the United States companies, Handleman Canada and Handleman UK; however, Handleman Canada and Handleman UK balances are included only to the extent of their intercompany balances.

Management believes that the credit agreement will provide sufficient amounts to fund day-to-day operations and higher peak seasonal demands.

The following table summarizes the Company’s contractual cash obligations and commitments as of May 3, 2003, along with their expected effect on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$7,142	$3,571	$3,571	$—	$—
Other long-term obligations	3,493	1,737	1,756	—	—
Operating leases and other commitments	26,182	9,793	10,025	1,948	4,416
Less: operating sub-leases	(881)	(368)	(513)	—	—
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$39,297	$18,094	$14,839	$1,948	$4,416

The Company has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Investments that are accounted for under the equity method have no liabilities associated with them that would be considered material to the Company.

Outlook

For fiscal 2004, the Company currently expects a modest increase in revenues over the revenues in fiscal 2003. This estimate is dependent upon several factors including the overall economy, the competitive nature of retail pricing, music industry sales and the Company’s ability to grow sales to existing and new customers to offset decreased revenues resulting from the sale of Madacy Entertainment, the closing of 597 Kmart stores and the discontinuance of business with Meijer. Direct product costs as a percentage of revenues is expected to be comparable to that in fiscal 2003, while SG&A expenses are forecasted to decrease as the Company continues to gain operating efficiencies and continues its focus on cost control. The Company expects a more normalized income tax rate in the 37–38% range for fiscal 2004. The Company estimates fully diluted earnings per share will increase for fiscal 2004 and fall within the range of $1.80 to $1.88 per share. The Company does not anticipate any significant unusual charges in fiscal 2004 such as the impairment charges recorded in fiscal 2003. The Company expects to acquire additional shares of its common stock under the current 20% stock repurchase authorization.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that this Statement will have a significant effect on its operating results.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement became effective for exit or disposal activities initiated after December 31, 2002. The Company followed the guidance provided in this Statement in the third quarter of fiscal 2003 when calculating the impairment related to certain assets of Handleman Online, the Company’s e-commerce subsidiary.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” was issued by the FASB. SFAS No. 148 provides transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, whereby the costs of employee stock options are expensed. As previously announced, the Company will adopt this Statement and expense stock options in accordance with the provisions of SFAS No. 123 effective as of the beginning of fiscal 2004. This change in accounting principle will be reported using the prospective method as defined in SFAS No. 148. The Company expects that the adoption of SFAS No. 123 will result in a decrease in net income of approximately $400,000 in fiscal 2004.

In April 2003, SFAS No. 149 “Amendment of SFAS No. 133, Derivative Instruments and Hedging Activities,” was issued by the FASB. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. The Company does not expect that SFAS No. 149 will have a significant effect on its operating results.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued by the FASB. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments based on whether such financial instruments embody an obligation of the issuer. The Company is evaluating the impact of this Statement and does not expect that SFAS No. 150 will have a significant effect on the consolidated financial position and results of operations of the Company.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees. The Company guarantees certain liabilities for wholly-owned subsidiary companies, which are included in the consolidated financial statements of the Company or disclosed in the Contractual Cash Obligations and Commitments table in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate a variable interest entity. The Company has evaluated FIN 46 and does not expect this interpretation to have a significant impact on its operating results.

Other Information

The Company’s financial statements have reported amounts based on historical costs which represent dollars of varying purchasing power and do not measure the effects of inflation. If the financial statements had been restated for inflation, net income would have been lower because depreciation expense would have to be increased to reflect the most current costs.

Inflation within the economies in which the Company does business has not had a material effect on the Company’s results of operations.

* * * * * * * * * *

This document contains forward-looking statements which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitations, conditions in the music industry, business with Kmart Corporation following its emergence from Chapter 11 proceedings, the ability to enter into profitable agreements with customers in the new businesses outlined in the Company’s strategic growth plan, securing funding or providing sufficient cash required to build and grow the new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, growth of business with existing customers, acquiring new customers, effects of electronic commerce, relationships with the Company’s lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors discussed in this Form 10-K and those detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 8.                                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Auditors

Consolidated Balance Sheets at May 3, 2003, April 27, 2002 and April 28, 2001

Consolidated Statements of Income—Years Ended May 3, 2003, April 27, 2002 and April 28, 2001

Consolidated Statements of Shareholders’ Equity—Years Ended May 3, 2003, April 27, 2002 and April 28, 2001

Consolidated Statements of Cash Flows—Years Ended May 3, 2003, April 27, 2002 and April 28, 2001

Notes to Consolidated Financial Statements

Report of Independent Auditors

To the Board of Directors and Shareholders of

    Handleman Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Handleman Company and subsidiaries (the “Company”) at May 3, 2003, April 27, 2002 and April 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 3, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 16(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2 to the accompanying financial statements, the Company has restated its consolidated financial statements for the years ended April 27, 2002 and April 28, 2001. As explained in Note 3 to the financial statements, effective April 28, 2002, Handleman Company changed its method of accounting related to goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

Detroit, Michigan

August 14, 2003

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

YEARS ENDED MAY 3, 2003, APRIL 27, 2002 and APRIL 28, 2001

(in thousands of dollars except share data)

ASSETS	2003	2002 Restated	2001 Restated
Current assets:
Cash and cash equivalents	$62,698	$20,254	$33,628
Accounts receivable, less allowances of $24,269 in 2003, $26,781 in 2002 and $31,209 in 2001	201,994	245,874	248,427
Merchandise inventories	119,979	150,646	127,251
Other current assets	17,993	22,441	19,720

Total current assets	402,664	439,215	429,026
Property and equipment, net	55,733	67,707	56,887
Goodwill, net	3,406	13,942	19,609
Intangible assets, net	44,715	67,214	74,292
Other assets, net	19,046	13,310	7,903

Total assets	$525,564	$601,388	$587,717

LIABILITIES
Current liabilities:
Accounts payable	$159,747	$206,180	$209,766
Debt, current portion	3,571	3,571	14,571
Accrued and other liabilities	40,630	37,094	43,088

Total current liabilities	203,948	246,845	267,425
Debt, non-current	3,571	53,749	53,014
Other liabilities	9,199	13,823	16,497

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 60,000,000 shares authorized: 25,659,000, 26,472,000 and 26,540,000 shares issued in 2003, 2002 and 2001, respectively	257	265	265
Accumulated other comprehensive loss	(4,716)	(6,995)	(7,473)
Unearned compensation	(3,141)	(1,708)	(63)
Retained earnings	316,446	295,409	258,052

Total shareholders’ equity	308,846	286,971	250,781

Total liabilities and shareholders’ equity	$525,564	$601,388	$587,717

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED MAY 3, 2003, APRIL 27, 2002 AND APRIL 28, 2001

(in thousands of dollars except per share data)

	2003	2002 Restated	2001 Restated
Revenues	$1,357,929	$1,325,706	$1,188,477
Costs and expenses:
Direct product costs	1,067,443	1,039,073	905,024
Selling, general and administrative expenses	220,302	227,286	213,168
Impairment of subsidiary assets	33,100	5,693	—
Interest expense, net	318	4,234	2,745

Income before income taxes and minority interest	36,766	49,420	67,540
Income tax expense	(9,461)	(13,053)	(25,808)
Minority interest	366	547	(722)

Net income	$27,671	$36,914	$41,010

Net income per share
Basic	$1.06	$1.38	$1.50

Diluted	$1.06	$1.38	$1.49

Weighted average number of shares outstanding during the year
Basic	26,046	26,656	27,318

Diluted	26,046	26,763	27,458

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED MAY 3, 2003, APRIL 27, 2002 and APRIL 28, 2001

(in thousands of dollars)

	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compen- sation	Retained Earnings	Total Share- holders’ Equity
April 29, 2000, previously reported	27,691	$277	$(6,449)	$—	$(443)	$229,897	$223,282
Cumulative effect, net of tax, for change in revenue recognition method						(1,432)	(1,432)

April 29, 2000, restated	27,691	277	(6,449)	—	(443)	228,465	221,850
Net income, restated						41,010	41,010
Adjustment for foreign currency translation, restated			(1,024)				(1,024)

Comprehensive income, net of tax, restated							39,986

Common stock issuances, net of forfeitures, in connection with employee benefit plans	80				380	620	1,000
Common stock repurchased	(1,231)	(12)				(12,043)	(12,055)

April 28, 2001, restated	26,540	265	(7,473)	—	(63)	258,052	250,781
Net income, restated						36,914	36,914
Adjustment for foreign currency translation, restated			478				478

Comprehensive income, net of tax, restated							37,392

Common stock issuances, net of forfeitures, in connection with employee benefit plans	389	4			(1,645)	4,687	3,046
Common stock repurchased	(457)	(4)				(5,401)	(5,405)
Tax benefit from exercise of stock options						1,157	1,157

April 27, 2002, restated	26,472	265	(6,995)	—	(1,708)	295,409	286,971
Net income						27,671	27,671
Adjustment for foreign currency translation			6,404				6,404
Minimum pension liability (net of tax of $2,423)				(4,125)			(4,125)

Comprehensive income, net of tax							29,950

Common stock issuances, net of forfeitures, in connection with employee benefit plans	331	3			(1,433)	5,924	4,494
Common stock repurchased	(1,144)	(11)				(13,561)	(13,572)
Tax benefit from exercise of stock options						1,003	1,003

May 3, 2003	25,659	$257	$(591)	$(4,125)	$(3,141)	$316,446	$308,846

The accompanying notes are an intergral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MAY 3, 2003, APRIL 27, 2002 and APRIL 28, 2001

(in thousands of dollars)

	2003	2002 Restated	2001 Restated
Cash flows from operating activities:
Net income	$27,671	$36,914	$41,010

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	17,614	19,487	16,004
Amortization of acquisition costs	135	4,086	4,945
Recoupment/amortization of acquired rights	22,440	17,888	12,992
Loss on disposal of property and equipment	1,185	1,093	844
Impairment of subsidiary assets	33,100	5,693	—
Deferred income taxes	2,420	(4,693)	(3,914)
Tax benefit from exercise of stock options	1,003	1,157	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	21,873	2,308	(27,775)
Decrease (increase) in merchandise inventories	18,828	(23,601)	(16,229)
Decrease (increase) in other operating assets	2,403	2,302	(6,694)
(Decrease) increase in accounts payable	(38,969)	(3,586)	7,427
(Decrease) increase in other operating liabilities	(2,036)	(9,960)	15,277

Total adjustments	79,996	12,174	2,877

Net cash provided from operating activities	107,667	49,088	43,887

Cash flows from investing activities:
Additions to property and equipment	(16,804)	(31,486)	(26,503)
Proceeds from disposition of properties and equipment	4,746	85	4,750
Acquired rights	(16,990)	(18,915)	(22,965)
Proceeds from the sale of subsidiary company	26,641	—	—
Additional investments in subsidiary companies	(5,840)	—	—

Net cash used by investing activities	(8,247)	(50,316)	(44,718)

Cash flows from financing activities:
Issuances of debt	1,779,849	4,481,168	1,262,171
Repayments of debt	(1,830,026)	(4,491,433)	(1,243,143)
Repurchases of common stock	(13,572)	(5,405)	(12,055)
Other changes in shareholders’ equity, net	6,773	3,524	(24)

Net cash (used by) provided from financing activities	(56,976)	(12,146)	6,949

Net increase (decrease) in cash and cash equivalents	42,444	(13,374)	6,118
Cash and cash equivalents at beginning of year	20,254	33,628	27,510

Cash and cash equivalents at end of year	$62,698	$20,254	$33,628

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Business

The Company is comprised of two business segments. Handleman Entertainment Resources (“H.E.R.”) is a category manager and distributor of pre-recorded music to mass merchants, principally in North America and the United Kingdom (“UK”). North Coast Entertainment (“NCE”) is responsible for the Company’s proprietary operations, which markets video titles on DVD and VHS formats.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. Fiscal year 2003 consisted of 53 weeks, whereas fiscal years 2002 and 2001 consisted of 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. Minority interest recognized in the Consolidated Statements of Income represents the minority shareholders’ portion of the income or loss for less than wholly-owned subsidiaries. The minority interest share of the net assets of these subsidiaries of $2,460,000, $2,829,000 and $4,187,000 as of May 3, 2003, April 27, 2002 and April 28, 2001, respectively, is included in other liabilities in the accompanying Consolidated Balance Sheets. The Company does not have any material equity investments other than in companies in which they have voting control.

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

Reclassifications

The fiscal year 2002 and 2001 Consolidated Balance Sheets and Consolidated Statements of Income have been conformed to the presentation adopted in fiscal year 2003.

Recognition of Revenue and Future Returns

Revenues are recognized upon delivery of product to customers (“FOB destination”). As a category manager of music product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns which includes both salable and non-salable product, as well as damaged merchandise, and provides credit for such customer product returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimates for future returns and records adjustments as necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Direct Product Costs

As a distributor of music product, the Company is a reseller of finished goods. Accordingly, substantially all of the Company’s direct product costs relate to its purchase price from suppliers for finished music products shipped from the Company to customers. The Company computes direct product costs at an item specific level based on the lower of cost (first-in, first-out method) or market at the time of product shipment to customers. Direct product costs also include costs associated with acquiring and preparing inventory for distribution, as well as royalty expense, inventory reserves, supplier discounts and residual advertising related items.

Selling, General and Administrative Expenses

The major components of the Company’s selling, general and administrative expenses included in its Consolidated Statements of Income are as follows:

•	labor expense, which includes selling, warehouse and corporate office labor along with associated payroll taxes and fringe benefits,

•	depreciation expense, which includes depreciation of Company-owned display fixtures located in customers’ retail stores,

•	freight expense related to product shipments to customers, and

•	supplies expense.

Depreciation

The Company includes depreciation expense in selling, general and administrative expenses in its Consolidated Statements of Income. Depreciation is computed primarily using the straight-line method based on the following estimated useful lives:

Display fixtures	5 years
Computer hardware and software	3–5 years
Equipment, furniture and other	3–10 years
Buildings and improvements	10–40 years

Shipping and Handling (Freight Expense)

The Company does not bill customers for shipping and handling costs incurred. Shipping and handling costs associated with shipments to and returns from customers are paid by the Company and included in selling, general and administrative expenses in the Consolidated Statements of Income. Shipping and handling costs included in selling, general and administrative expenses were $16,190,000, $16,616,000 and $17,499,000 for fiscal years 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in determining stock option compensation expense. The following table presents the proforma effects on the Company’s net income and earnings per share in fiscal years 2003, 2002 and 2001 had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” including amortization to expense the estimated fair value of the granted options over the options’ vesting periods (in thousands of dollars except per share data):

		2003	2002 Restated	2001 Restated
Net income		$27,671	$36,914	$41,010
Compensation expense, net of income taxes		(1,768)	(1,320)	(842)

Pro forma net income		$25,903	$35,594	$40,168

Net income per share:
Reported	—basic	$1.06	$1.38	$1.50
	—diluted	1.06	1.38	1.49
Proforma	—basic	.99	1.34	1.47
	—diluted	.99	1.33	1.46

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	3.72%	4.92%	6.25%
Volatility	43.48%	43.55%	42.60%
Dividend yield	—	—	—

The weighted average estimated fair value of stock options granted during fiscal years 2003, 2002 and 2001 was $5.17, $7.02 and $4.80, respectively.

The Company has elected to adopt SFAS No. 123, “Accounting for Stock-Based Compensation” beginning in fiscal 2004. SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This change in accounting principle will be reported using the prospective method as defined in SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Foreign Currency Translation

The Company’s foreign subsidiaries utilize the local currency as their functional currency. Therefore, the Company follows the guidance outlined in SFAS No. 52, “Foreign Currency Translation,” to convert the balance sheets and statements of operations of its foreign subsidiaries to United States dollars. The Company uses an average exchange rate for the period, based on published daily rates, to convert foreign operational transactions to United States dollars. Assets and liabilities of foreign subsidiaries are converted to United States dollars using the prevailing published exchange rate on the last business day of the fiscal period. Common stock and additional paid in capital are converted at historical exchange rates. Resulting translation adjustments are included as a component of comprehensive income. Net transaction gains (losses) included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income were $978,000, $157,000 and $(123,000) for the years ended May 3, 2003, April 27, 2002 and April 28, 2001, respectively.

Income Taxes

The provision for income taxes is based on reported income before income taxes and minority interest. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the assets will not be realized. In assessing the likelihood of realization, consideration is given to estimates of future taxable income, the character of income needed to realize future benefits and all available evidence.

Earnings Per Share

For computing diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” additional weighted average shares attributable to outstanding stock options were (35,000), 107,000 and 140,000 for the years ended May 3, 2003, April 27, 2002 and April 28, 2001, respectively. Since the average market price per share of the Company’s common stock decreased to $12.15 for fiscal 2003, additional weighted average shares were anti-dilutive.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The table below presents information about the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	May 3, 2003	April 27, 2002 Restated	April 28, 2001 Restated
Trade accounts receivable	$226,263	$272,655	$279,636
Less allowances for:
Gross profit impact of estimated future returns	(12,759)	(14,067)	(16,336)
Bankrupt customers	(6,720)	(6,917)	(5,371)
Doubtful accounts	(4,790)	(5,797)	(9,502)

Accounts receivable, net	$201,994	$245,874	$248,427

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Inventory Valuation

Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $10,908,000, $10,888,000 and $11,086,000 were incurred during the years ended May 3, 2003, April 27, 2002 and April 28, 2001, respectively, and are classified as a component of direct product costs in the Consolidated Statements of Income. Merchandise inventories as of May 3, 2003, April 27, 2002 and April 28, 2001 included $1,149,000, $1,190,000 and $1,011,000, respectively, of such costs.

Substantially all of the Company’s inventory is comprised of compact discs and audio cassettes which are not substandard from a functional standpoint. Typically, the Company’s suppliers offer return privileges for excess inventory quantities. Therefore, inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s vendors offer some level of return allowances and price protection.

Property and Equipment

Property and equipment is recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in results of operations for the period. Repair costs are charged to expense as incurred.

Acquired Rights

The Company, principally in its proprietary products business, acquires rights to video licenses, giving it the exclusive privilege to manufacture and distribute such products. The costs of acquired rights include advances paid to licensors and costs to create a master to be used for duplication. The acquired rights are amortized based upon the sales volume method over a period which is the lesser of the terms of the agreements or the products’ estimated useful lives. On a regular basis, the Company performs analyses comparing the carrying values of its acquired rights with the expected future economic benefit of these assets. Based upon such analyses, the Company adjusts, if necessary, the value of its acquired rights. See Note 3 of Notes to Consolidated Financial Statements for additional information related to acquired rights.

Long-Lived Assets

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal 2003. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement applies to long-lived assets other than goodwill. SFAS No. 144 prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment.

In the third quarter of fiscal 2003, the Company recorded a $28.0 million impairment charge under the provisions of SFAS No. 144, related to the sale of its Madacy Entertainment business unit. This impairment charge represents the difference between the net book value of the assets sold and the selling price of those assets. This impairment charge was recorded as “Impairment of subsidiary assets” in the Consolidated Statements of Income and included in income from continuing operations. The sale was completed during the fourth quarter of fiscal 2003. The sale of Madacy Entertainment allows the Company to concentrate on its core competencies of distribution and category management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In the third quarter of fiscal 2003, the Company recorded a $5.1 million impairment charge under the provisions of SFAS No. 144, related to the refocusing of its e-commerce subsidiary, Handleman Online. As part of this refocusing strategy, the Company decided to discontinue internet services such as website hosting, maintenance and support, and focus solely on consumer direct fulfillment and category management services. This impairment charge was recorded as “Impairment of subsidiary assets” in the Consolidated Statements of Income and included in income from continuing operations. This impairment charge was comprised of the following (in thousands of dollars):

Category	Impairment Amount
Computer hardware and software	$4,829
Employee termination benefits	152
Operating lease and service contract termination costs	85

Total	$5,066

The computer hardware and software used to support these exited internet services no longer had any economic value to the Company since the cost of this asset group was not recoverable through future undiscounted cash flows.

In the third quarter of fiscal 2002, the Company recorded a pre-tax impairment charge of $5.7 million related to the discontinuance of operations at The itsy bitsy Entertainment Company (“TibECo”); this impairment charge was recorded as “Impairment of subsidiary assets” in the Consolidated Statements of Income and included in income from continuing operations. This impairment charge was comprised of the following (in thousands of dollars):

Category	Impairment Amount
Licensing agreements	$3,681
Severance	615
Rent	550
Property, plant and equipment	363
Other	484

Total	$5,693

Fair value for the licensing agreements was determined by discussions with potential buyers while the other categories of items were individually analyzed and adjusted accordingly. There have not been any additional gains or losses recorded from the subsequent sale of TibECo assets. The Company does not expect to record any future material gains or losses on TibECo assets not yet sold.

Financial Instruments

The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company estimates that fair values generally approximated carrying values at May 3, 2003, April 27, 2002 and April 28, 2001. Fair values have been determined through information obtained from market sources and management estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that this Statement will have a significant effect on its operating results.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement became effective for exit or disposal activities initiated after December 31, 2002. The Company followed the guidance provided in this Statement in the third quarter of fiscal 2003 when calculating the impairment charge related to certain assets of Handleman Online, the Company’s e-commerce subsidiary, as discussed earlier.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” was issued by the FASB. SFAS No. 148 provides transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, whereby the costs of employee stock options are expensed. As previously announced, the Company will adopt this Statement and expense stock options in accordance with the provisions of SFAS No. 123 effective as of the beginning of fiscal 2004. This change in accounting principle will be reported using the prospective method as defined in SFAS No. 148.

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued by the FASB. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. The Company does not expect that SFAS No. 149 will have a significant effect on its operating results.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued by the FASB. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments based on whether such financial instruments embody an obligation of the issuer. The Company is evaluating the impact of this Statement and does not expect that SFAS No. 150 will have a significant effect on the consolidated financial position and results of operations of the Company.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees. The Company guarantees certain liabilities for wholly-owned subsidiary companies, which are included in the consolidated financial statements of the Company or disclosed in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the Contractual Cash Obligation and Commitments table in the Liquidity and Capital Resources section of the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 10 of Notes to Consolidated Financial Statements for additional disclosures related to commitments and contingencies.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate a variable interest entity. The Company has evaluated FIN 46 and does not expect this interpretation to have a significant impact on its operating results.

2. Restatement of Previously Issued Financial Statements

The accompanying consolidated financial statements for fiscal years 2002 and 2001 have been restated to recognize revenues upon customer receipt rather than at the time of shipment to reflect when risk of ownership is effectively transferred to the Company’s customers. In addition, and as discussed in Note 10 of Notes to Consolidated Financial Statements, the Company has revised the accounting for two vendor contracts negotiated by a subsidiary of the Company during fiscal 2001. The Company has also reclassified costs associated with acquiring and preparing inventory for distribution from selling, general and administrative expenses to direct product costs for fiscal years 2002 and 2001, to conform to the presentation adopted in fiscal 2003.

As a result of the aforementioned, the Company has restated its financial statements as of and for the two years ended April 27, 2002 and April 28, 2001 as well as the quarterly periods within the fiscal years ended May 3, 2003 and April 27, 2002 (see Note 11 of Notes to Consolidated Financial Statements). The cumulative impact of the change in method for revenue recognition was reflected as an adjustment to beginning retained earnings as of April 29, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following summarizes the adjustments for the changes described earlier for the fiscal years ended April 27, 2002 and April 28, 2001:

	2002	2001
Consolidated Statements of Income

Revenues, previously reported	$1,337,516	$1,192,979
Adjustments for:
Revenue recognition	(11,810)	(3,515)
Vendor contracts	—	(987)

Revenues, restated	1,325,706	1,188,477

Direct product costs, previously reported	1,039,589	896,809
Adjustments for:
Revenue recognition	(10,980)	(2,640)
Vendor contracts	(396)	(219)
Reclassification of inventory related costs	10,860	11,074

Direct product costs, restated	1,039,073	905,024

Selling, general and administrative expenses, previously reported	238,263	224,406
Adjustments for:
Revenue recognition	(117)	(164)
Reclassification of inventory related costs	(10,860)	(11,074)

Selling, general and administrative expenses, restated	227,286	213,168

Interest expense net, previously reported	4,183	2,632
Adjustments for:
Vendor contracts	51	113

Interest expense net, restated	4,234	2,745

Income before income taxes and minority interest, previously reported	49,788	69,132
Adjustments for:
Revenue recognition	(713)	(711)
Vendor contracts	345	(881)

Income before income taxes and minority interest, restated	49,420	67,540

Income tax expense, previously reported	(13,217)	(26,379)
Adjustments for:
Revenue recognition	288	255
Vendor contracts	(124)	316

Income tax expense, restated	(13,053)	(25,808)

Net income, previously reported	37,118	42,031
Adjustments for:
Revenue recognition	(425)	(456)
Vendor contracts	221	(565)

Net income, restated	$36,914	$41,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2002	2001
Net income per share—basic, previously reported	$1.39	$1.54
Adjustments for:
Revenue recognition	(.02)	(.02)
Vendor contracts	.01	(.02)

Net income per share—basic, restated	1.38	1.50

Net income per share—diluted, previously reported	1.39	1.53
Adjustments for:
Revenue recognition	(.02)	(.02)
Vendor contracts	.01	(.02)

Net income per share—diluted, restated	1.38	1.49

Consolidated Balance Sheets

Accounts receivable, previously reported	$274,490	$265,280
Adjustments for:
Revenue recognition	(28,616)	(16,853)

Accounts receivable, restated	245,874	248,427

Merchandise inventories, previously reported	126,145	113,348
Adjustments for:
Revenue recognition	24,294	13,353
Vendor contracts	207	550

Merchandise inventories, restated	150,646	127,251

Total assets, previously reported	605,503	590,667
Adjustments for:
Revenue recognition	(4,322)	(3,500)
Vendor contracts	207	550

Total assets, restated	601,388	587,717

Accrued and other liabilities, previously reported	39,054	44,772
Adjustments for:
Revenue recognition	(2,018)	(1,618)
Vendor contracts	58	(66)

Accrued and other liabilities, restated	37,094	43,088

Other liabilities, previously reported	13,331	15,316
Adjustments for:
Vendor contracts	492	1,181

Other liabilities, restated	13,823	16,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3. Goodwill and Intangible Assets

Goodwill

Beginning in fiscal 2003, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 changed the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 required amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company analyzed the impact of SFAS No. 142 on its consolidated financial position and results of operations and determined that no adjustment to the carrying value of goodwill was required upon adoption of this statement. The Company will perform impairment analyses for goodwill and other intangible assets with indefinite lives on an annual basis going forward. Adoption of SFAS No. 142 resulted in an increase in net income of approximately $1,080,000 in fiscal 2003.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Consolidated Balance Sheets as of May 3, 2003, April 27, 2002 and April 28, 2001 was $3,406,000, $13,942,000 and $19,609,000, respectively, which were net of amortization of $1,224,000, $21,212,000 and $15,756,000, respectively. In fiscal years 2002 and 2001, these assets were being amortized using the straight-line method over periods ranging from four to 15 years.

The following table presents the proforma effects on the Company’s net income and earnings per share in fiscal years 2003, 2002 and 2001 had goodwill amortization expense, net of income taxes, been excluded in all years presented herein (in thousands of dollars except per share data):

	2003	2002 Restated	2001 Restated
Net income	$27,671	$36,914	$41,010
Add back goodwill amortization	—	4,899	4,342

Adjusted net income	$27,671	$41,813	$45,352

Basic earnings per share:
Net income	$1.06	$1.38	$1.50
Goodwill amortization	—	.19	.16

Adjusted net income	$1.06	$1.57	$1.66

Diluted earnings per share:
Net income	$1.06	$1.38	$1.49
Goodwill amortization	—	.18	.16

Adjusted net income	$1.06	$1.56	$1.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes the changes in the carrying amount of goodwill by reportable segments for the fiscal year ended May 3, 2003 (in thousands of dollars):

	H.E.R.	NCE	Total
Balance as of April 27, 2002	$3,406	$10,536	$13,942
Goodwill acquired during year	—	6,351	6,351
Impairment loss	—	(119)	(119)
Goodwill written off related to sale of business unit	—	(16,768)	(16,768)

Balance as of May 3, 2003	$3,406	$—	$3,406

Acquired Rights

The Company, principally in its proprietary product business, acquires rights to video licenses giving it the exclusive privilege to manufacture and distribute such products. The cost of acquired rights includes advances paid to licensors and costs to create a master to be used for duplication. The acquired rights are amortized based upon the sales volume method over a period which is the lesser of the terms of the agreements or the products’ estimated useful lives. On a regular basis, the Company performs analyses comparing the carrying value of its acquired rights with the expected future economic benefit of these assets. Based on such analyses, the Company adjusts, if necessary, the value of its acquired rights.

On a monthly basis, management evaluates video licenses to determine if balances are in a prepaid or payable status. Such agreements result in a payable status when, due to sales volume, the Company has fully expensed advances made to acquire or license products and additional royalties are owed to licensors. Royalties payable to licensors are classified as accrued royalties and included in “Accrued and other liabilities” in the Consolidated Balance Sheets.

In addition, some agreements with licensors are structured such that payments of advances are due in installments. In these instances, future contractual advances owed to licensors are also classified as accrued royalties and included in “Accrued and other liabilities” in the Consolidated Balance Sheets, with the corresponding assets included in “Intangible assets, net.”

The following is a summary of accrued royalties (in thousands of dollars):

Fiscal Years	Amount
2003	$3,112
2002	7,098
2001	10,485

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization (in thousands of dollars):

	May 3, 2003		April 27, 2002		April 28, 2001
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License advances	$65,493	$41,347	$74,243	$34,744	$96,128	$46,471
Masters	33,794	13,225	45,786	18,087	36,525	12,001
Non-compete agreements	—	—	910	894	910	799

Total	$99,287	$54,572	$120,939	$53,725	$133,563	$59,271

	May 3, 2003		April 27, 2002		April 28, 2001
Amortized Intangible Assets	Net Amount	Weighted Avg. Amortization Period	Net Amount	Weighted Avg. Amortization Period	Net Amount	Weighted Avg. Amortization Period
License advances	$24,146	100 mos.	$39,499	95 mos.	$49,657	98 mos.
Masters	20,569	90 mos.	27,699	83 mos.	24,524	85 mos.
Non-compete agreements	—	—	16	120 mos.	111	120 mos.

Total	$44,715	96 mos.	$67,214	90 mos.	$74,292	93 mos.

The following is a summary of aggregate amortization expense (in thousands of dollars):

Fiscal Years	Amount
2003	$22,456
2002	17,983
2001	13,087

The following table summarizes estimated amortization expense (in thousands of dollars):

Fiscal Years	Amount
2004	$15,913
2005	7,594
2006	6,766
2007	6,493
2008	5,091

The Company does not have any intangible assets, other than goodwill, which are not subject to amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4. Segment Information

The Company has determined, using the management approach, that it operates in two business segments: Handleman Entertainment Resources provides category management and distribution services of music products to select mass merchants, and North Coast Entertainment encompasses the Company’s proprietary activities, which markets video products on DVD and VHS formats.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.” Segment data includes intersegment revenues, as well as a charge allocating all corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest (“segment income”).

The tables below present information about reported segments for the years ended May 3, 2003, April 27, 2002 and April 28, 2001 (in thousands of dollars):

Fiscal 2003:	H.E.R.	NCE	Total
Revenues, external customers	$1,247,500	$109,845	$1,357,345
Intersegment revenues	—	17,037	17,037
Segment income	61,399	7,343	68,742
Impairment of subsidiary assets	(5,066)	(28,034)	(33,100)
Total assets	476,127	81,597	557,724
Capital expenditures	16,386	418	16,804

Fiscal 2002, restated:	H.E.R.	NCE	Total
Revenues, external customers	$1,201,571	$123,725	$1,325,296
Intersegment revenues	—	20,221	20,221
Segment income	63,832	(5,569)	58,263
Impairment of subsidiary assets	—	(5,693)	(5,693)
Total assets	509,928	164,541	674,469
Capital expenditures	29,086	2,400	31,486

Fiscal 2001, restated:	H.E.R.	NCE	Total
Revenues, external customers	$1,061,804	$126,584	$1,188,388
Intersegment revenues	—	13,840	13,840
Segment income	65,922	2,993	68,915
Total assets	495,710	185,533	681,243
Capital expenditures	22,011	4,492	26,503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues, total segment income to consolidated income before income taxes and minority interest, and total segment assets to consolidated assets as of and for the years ended May 3, 2003, April 27, 2002 and April 28, 2001 is as follows (in thousands of dollars):

	2003	2002 Restated	2001 Restated
Revenues
Total segment revenues	$1,374,382	$1,345,517	$1,202,228
Corporate rental income	584	410	89
Elimination of intersegment revenues	(17,037)	(20,221)	(13,840)

Consolidated revenues	$1,357,929	$1,325,706	$1,188,477

Income Before Income Taxes and Minority Interest
Total segment income for reportable segments	$68,742	$58,263	$68,915
Impairment of subsidiary assets	(33,100)	(5,693)	—
Interest income	1,360	991	1,844
Interest expense	(1,678)	(5,225)	(4,589)
Unallocated corporate income	1,442	1,084	1,370

Consolidated income before income taxes and minority interest	$36,766	$49,420	$67,540

Assets
Total segment assets	$557,724	$674,469	$681,243
Elimination of intercompany receivables and payables	(32,160)	(73,081)	(93,526)

Consolidated assets	$525,564	$601,388	$587,717

Revenue and long-lived asset information by geographic area, which is based upon the country in which the legal subsidiary is domiciled, as of and for the years ended May 3, 2003, April 27, 2002 and April 28, 2001 are as follows (in thousands of dollars):

	Revenues
	2003	2002 Restated	2001 Restated
United States	$1,044,773	$1,066,089	$1,024,942
United Kingdom	198,255	149,169	57,319
Canada	102,953	91,017	86,388
Other foreign	11,948	19,431	19,828

	$1,357,929	$1,325,706	$1,188,477

	Long-Lived Assets
	2003	2002	2001
United States	$106,813	$142,437	$143,248
United Kingdom	7,647	5,942	3,628
Canada	3,461	3,553	3,866
Other foreign	409	4,616	5,374

	$118,330	$156,548	$156,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

For the years ended May 3, 2003, April 27, 2002 and April 28, 2001, Wal-Mart Stores, Inc., accounted for approximately 51 percent, 49 percent and 44 percent of the Company’s revenues, respectively, while Kmart Corporation, an entity which recently emerged from Chapter 11 bankruptcy, accounted for approximately 27 percent, 30 percent and 34 percent of the Company’s revenues, respectively. The discontinuance of, or a significant unfavorable change in, the relationships with either of the Company’s two largest customers would have a materially adverse effect upon the Company’s future revenues and earnings. Approximately 99 percent, 98 percent and 99 percent of the combined revenues for these two customers are included in the H.E.R. segment for the years ended May 3, 2003, April 27, 2002 and April 28, 2001, respectively. Collectively, these customers accounted for approximately 81 percent, 71 percent and 74 percent of accounts receivable at May 3, 2003, April 27, 2002 and April 28, 2001, respectively.

5. Pension Plan

The Company has two principal retirement plans which cover substantially all full-time U.S. employees. The benefit obligation, fair value of plan assets, funded status, net periodic benefit cost and the amount that is recorded in the Company’s Consolidated Balance Sheets at May 3, 2003, April 27, 2002 and April 28, 2001 for these plans are as follows (in thousands of dollars):

	2003	2002	2001
Change in projected benefit obligation:
Benefit obligation at beginning of year	$38,366	$33,474	$24,684
Service cost	1,537	1,421	1,148
Interest cost	2,620	2,527	2,159
Amendments	—	1,591	1,263
Actuarial loss	4,054	366	5,229
Benefits paid	(1,592)	(1,013)	(1,009)

Benefit obligation at end of year	$44,985	$38,366	$33,474

Change in plan assets:
Fair value of plan assets at beginning of year	$22,141	$20,430	$20,174
Actual return on plan assets	239	800	113
Net realized (loss) gain on the sale of assets	(192)	(643)	1,117
Unrealized depreciation	(120)	(403)	(1,125)
Company contributions	4,668	2,970	1,160
Benefits paid	(1,592)	(1,013)	(1,009)

Fair value of plan assets at end of year	$25,144	$22,141	$20,430

Funded status at end of year	$(19,841)	$(16,225)	$(13,044)
Unrecognized net loss from past experience different from that assumed	13,954	8,152	5,834
Unrecognized net gain from excess funding	(14)	(133)	(252)
Unrecognized prior service cost	2,463	2,883	1,705
Minimum pension liability	(6,548)	—	—

Accrued benefit cost	$(9,986)	$(5,323)	$(5,757)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assumptions used in determining the actuarial present value of the projected benefit obligation included a weighted average discount rate of 6.5% for 2003, 7.25% for 2002 and 7.25% for 2001, and a rate of increase in future compensation levels of 5% for all years. Components of net periodic benefit cost are as follows (in thousands of dollars):

	2003	2002	2001
Service cost	$1,537	$1,421	$1,148
Interest cost	2,620	2,527	2,159
Expected return on plan assets	(2,020)	(1,874)	(1,744)
Amortization of unrecognized transition asset, prior service cost and actuarial gain	647	627	135

Net periodic benefit cost	$2,784	$2,701	$1,698

The expected long-term rate of return on assets was 8.25% for 2003 and 2002, and 8.5% for 2001. Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee, as well as Handleman Company common stock valued at $1,248,000 at May 3, 2003, $906,000 at April 27, 2002 and $835,000 at April 28, 2001.

6. Debt

The Company has an unsecured $170,000,000 revolving credit agreement with a consortium of banks, which was amended during fiscal 2003 to extend the facility through August 2005. At May 3, 2003, borrowings available under the credit agreement were $166,639,000 after $3,361,000 of outstanding letters of credit. The Company had no borrowings outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or “LIBOR.” As of May 3, 2003, the interest rate was 2.31%. The weighted average amount of borrowings outstanding under the credit agreement were $18,803,000, $73,020,000 and $5,430,000 for the years ended May 3, 2003, April 27, 2002 and April 28, 2001, respectively. The weighted average interest rates under the credit agreement were 3.46% for the year ended May 3, 2003, 3.73% for the year ended April 27, 2002 and 6.85% for the year ended April 28, 2001.

The borrowing base under the revolving credit agreement is limited to the lesser of (a) $170,000,000, or (b) 80% of the net accounts receivable balances plus 100% of the cash balances of United States companies, Handleman Canada and Handleman UK; however, Handleman Canada and Handleman UK balances are included only to the extent of their intercompany balances.

In fiscal 1995, the Company entered into a $100,000,000 senior note agreement, as amended, with a group of insurance companies. The remaining note bears an interest rate of 8.84%. Scheduled maturities and fair market value for the senior note agreement as of May 3, 2003 are as follows (in thousands of dollars):

2004	$3,571
2005	3,571

Carrying value	$7,142

Fair market value	$7,430

The revolving credit and senior note agreements contain certain restrictions and covenants, relating to, among others, minimum debt service ratio, maximum leverage ratio and minimum consolidated tangible net worth. As of May 3, 2003, the Company was in compliance with these various provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Interest expense for the years ended May 3, 2003, April 27, 2002 and April 28, 2001 was $1,678,000, $5,224,000 and $4,589,000, respectively. Interest paid for the years ended May 3, 2003, April 27, 2002 and April 28, 2001 was $1,823,000, $5,416,000 and $4,575,000 respectively.

7. Income Taxes

The domestic and foreign components of income before income taxes and minority interest for the years ended May 3, 2003, April 27, 2002 and April 28, 2001 are as follows (in thousands of dollars):

	2003	2002 Restated	2001 Restated
Domestic	$37,204	$57,688	$71,691
Foreign	(438)	(8,268)	(4,151)

Income before income taxes and minority interest	$36,766	$49,420	$67,540

Provisions for income taxes for the years ended May 3, 2003, April 27, 2002 and April 28, 2001 consist of the following (in thousands of dollars):

	2003	2002 Restated	2001 Restated
Currently payable:
Federal	$4,514	$14,856	$23,943
Foreign	238	2,557	2,039
State and other	484	333	3,740
Deferred, net:
Federal	2,635	(1,335)	(1,145)
Foreign	644	(4,347)	(2,758)
State and other	946	989	(11)

	$9,461	$13,053	$25,808

The following table provides a reconciliation of the Company’s resulting income tax from the statutory federal income tax (in thousands of dollars):

	2003	2002 Restated	2001 Restated
Federal statutory income tax	$12,868	$17,298	$23,639
State and local income taxes	942	666	2,243
Effect of foreign operations	(1,698)	(1,994)	(5,327)
Effect of domestic subsidiary not consolidated for tax purposes	—	(4,389)	4,485
Utilization of capital loss carryforward	(2,571)	—	—
Other	(80)	1,472	768

Resulting income tax	$9,461	$13,053	$25,808

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Items that gave rise to significant portions of the deferred tax accounts at May 3, 2003, April 27, 2002 and April 28, 2001 are as follows (in thousands of dollars):

	May 3, 2003		April 27, 2002		April 28, 2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Allowances	$9,635	$9,691	$12,531	$5,279	$14,146	$5,202
Carryover losses	12,448	—	13,127	—	14,594	—
Employee benefits	3,697	1,287	5,887	682	4,795	56
Property and equipment	373	7,580	732	6,581	1,163	5,666
Inventory	935	650	127	701	178	538
Other	6,008	581	6,565	520	3,710	347

	33,096	19,789	38,969	13,763	38,586	11,809
Valuation allowance	(2,953)	—	(6,200)	—	(11,600)	—

Net	$30,143	$19,789	$32,769	$13,763	$26,986	$11,809

The Company has net operating loss carryforwards for tax purposes of approximately $31,000,000, which do not expire. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has valuation allowances recognized at May 3, 2003 related to approximately $7,800,000 of certain of its loss carryforwards. Valuation allowances in all fiscal years primarily related to operating and capital loss carryforwards, and decreases in the allowances principally related to carryforwards utilized during the fiscal year against which valuation allowances had been previously provided.

The Company has foreign tax credit carryforwards of approximately $4,900,000, which will expire in 2007 through 2008.

Income taxes paid in fiscal years 2003, 2002 and 2001 were approximately $6,093,000, $19,042,000 and $26,867,000, respectively.

8. Property and Equipment

Property and equipment consists of the following (in thousands of dollars):

	2003	2002	2001
Land	$830	$1,233	$1,233
Buildings and improvements	13,087	14,681	14,621
Display fixtures	32,876	38,030	34,627
Computer hardware and software	35,195	51,465	39,083
Equipment, furniture and other	33,073	32,042	29,219

	115,061	137,451	118,783
Less accumulated depreciation	59,328	69,744	61,896

	$55,733	$67,707	$56,887

9. Stock Plans

During fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 Stock Option and Incentive Plan (the “Plan”), which authorized the granting of stock options, performance shares and restricted stock. The Company’s 1998 Performance Incentive Plan continues in effect for outstanding awards under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The maximum number of shares of stock which may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. In fiscal years 2003 and 2002, the Company issued 196,150 and 188,400 performance shares, net of forfeitures, of its common stock, respectively, under the Plan. The performance shares issued in fiscal years 2003 and 2002 will be distributed to the participants if certain fixed performance criteria are satisfied by April 30, 2005 and May 1, 2004, respectively. After deducting restricted stock, options and performance shares issued or granted under the Plan since adoption in September 2001, 1,131,975 shares of the Company’s stock are available for use under the Plan as of May 3, 2003.

No additional shares of restricted stock were issued to employees during fiscal 2003. The remaining shares of previously issued restricted stock vested with recipients during fiscal 2002. Compensation expense recorded in fiscal years 2002 and 2001 related to the restricted stock awards was $93,000 and $448,000, respectively.

Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation and Stock Option Committee of the Board of Directors, for the years ended April 28, 2001, April 27, 2002 and May 3, 2003 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of April 29, 2000	1,407,027	$10.55
Granted	499,594	10.31
Terminated	(171,899)	12.39
Exercised	(55,069)	6.96

Balance as of April 28, 2001	1,679,653	10.42
Granted	406,080	15.20
Terminated	(106,338)	11.59
Exercised	(576,616)	9.59

Balance as of April 27, 2002	1,402,779	12.16
Granted	439,700	11.87
Terminated	(199,912)	12.95
Exercised	(495,498)	9.86

Balance as of May 3, 2003	1,147,069	12.89

Number of shares exercisable as of May 3, 2003	450,643	12.97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table relates to the Company’s outstanding and exercisable stock options as of May 3, 2003:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Number of Shares	Weighted Avg. Exercise Price
$6.53-$9.99	11,683	$ 7.58	74 mos.	9,017	$ 7.18
$10.00-$12.99	695,908	11.42	94 mos.	228,894	11.32
$13.00-$15.75	439,478	15.37	77 mos.	212,732	14.98

Total	1,147,069	12.89	87 mos.	450,643	12.97

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the grant to eligible employees of the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company has reserved 700,000 shares of common stock for issuance under the ESPP. As of May 3, 2003, the Company had $108,000 of employee withholdings, included in “Accrued and other liabilities” in the Consolidated Balance Sheets, to be used to purchase Company stock. Through May 3, 2003, 28,868 shares have been issued to employees under the ESPP since its inception.

10. Commitments and Contingencies

Lease Commitments

The Company, in the normal course of business, enters into non-cancelable operating leases and other commitments primarily related to buildings and other equipment which expire in various years. Future minimum payments related to these operating leases and commitments are as follows (in thousands of dollars):

Fiscal Years	Amount
2004	$9,793
2005	6,353
2006	2,180
2007	1,491
2008	974
Thereafter	5,391

Rental expense from operating leases and commitments was $11,377,000, $9,948,000 and $10,196,000 in fiscal years 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Guarantees

In November 2002, the Financial Accounting Standards Board issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees. The Company guarantees certain liabilities for wholly-owned subsidiary companies, which are included in the consolidated financial statements of the Company. The Company does not have any guarantees of unconsolidated affiliates or third party debt requiring disclosure under the provisions of FIN 45.

The Company had approximately $3.4 million in letters of credit associated with the requirement to fund certain expenditures related to workers compensation benefits as of May 3, 2003.

Litigation

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The court approved this designation, and Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. The District Court’s order did not require repayment of the amounts received by the critical trade vendors. Kmart immediately appealed the District Court’s ruling to the United States Court of Appeals. Handleman Company subsequently was permitted to intervene and participate in that appeal. Kmart emerged from bankruptcy in May 2003. Notwithstanding its position in the appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court in June 2003, asking that the $49.0 million be reimbursed. Handleman believes that the Court of Appeals will rule in its favor and repayment will not be required. Since no assurance can be given as to the outcome of the appeal, as it is neither probable nor estimatable, no accrual has been recorded for this contingent liability, in accordance with SFAS No. 5. Handleman’s position is that, as a result of being named a critical trade vendor, economic concessions were substantially equivalent to the $49.0 million payment received.

There are no additional pending legal proceedings to which the Company or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the outcome of which is not expected to be material to future results of operations, financial position and cash flows.

Other

The Company, through its independent Audit Committee, has completed an internal review resulting from a formal SEC investigation involving a subsidiary of the Company. The focus of the internal review involved the accounting treatment for two separate contracts with non-music vendors negotiated by the subsidiary in fiscal 2001. Under the terms of these contracts, the subsidiary received credits in the amounts of approximately $1.0 million each, which in turn were applied against the future payments to these vendors. These credits were repaid by the Company based upon a surcharge added to future purchases from these vendors. As a result of the internal review, the Company has determined that the initial credits provided under these contracts should have been accounted for as financing transactions. As described in Note 2 of Notes to Consolidated Financial Statements, the Company has restated its fiscal years 2002 and 2001 financial statements to reflect the proper accounting for these contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11. Quarterly Financial Summary (unaudited)

As discussed in Note 2 of Notes to Consolidated Financial Statements, during the fourth quarter of fiscal 2003, the Company identified certain adjustments that resulted in a restatement of previously issued financial statements. The following is a summary of previously reported quarterly financial information restated to reflect the adjustments discussed in Note 2 of Notes to Consolidated Financial Statements (in thousands of dollars except per share data):

	For the Three Months Ended
Fiscal Year 2003	July 27, 2002	October 26, 2002	January 31, 2003		May 3, 2003
Revenues, previously reported	$270,964	$348,891	$437,595		$	n/a
Adjustments for:
Revenue recognition	6,266	(20,613)	29,751			n/a

Revenues, restated	277,230	328,278	467,346			285,075

Income (loss) before income taxes and minority interest, previously reported	4,295	24,501	(5,849)			n/a
Adjustments for:
Revenue recognition	(102)	(3,814)	5,479			n/a
Vendor contracts	71	48	74			n/a

Income (loss) before income taxes and minority interest, restated	4,264	20,735	(296)			12,063

Net income, previously reported	2,694	16,033	24	(a)		n/a
Adjustments for:
Revenue recognition	(79)	(2,319)	3,355			n/a
Vendor contracts	46	31	48			n/a

Net income, restated	$2,661	$13,745	$3,427	(a)		$7,838

Net income per share—basic, previously reported	$.10	$.61	$.00		$	n/a
Adjustments for:
Revenue recognition	—	(.09)	.13			n/a

Net income per share—basic, restated	.10	.52	.13			.30

Net income per share—diluted, previously reported	.10	.61	.00			n/a
Adjustments for:
Revenue recognition	—	(.09)	.13			n/a

Net income per share—diluted, restated	.10	.52	.13			.30

(a)	The low effective tax rate in the third quarter of fiscal 2003 primarily related to the sale of a subsidiary company and the use of a capital loss carryforward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	For the Three Months Ended
Fiscal Year 2002	July 28, 2001	October 27, 2001	January 31, 2002		April 27, 2002
Revenues, previously reported	$261,115	$355,223	$389,903		$331,275
Adjustments for:
Revenue recognition	(4,856)	(21,303)	17,168		(2,819)

Revenues, restated	256,259	333,920	407,071		328,456

Income (loss) before income taxes and minority interest, previously reported	5,571	24,587	3,278		16,352
Adjustments for:
Revenue recognition	(129)	(4,863)	4,116		162
Vendor contracts	259	187	515		(615)

Income (loss) before income taxes and minority interest, restated	5,701	19,911	7,909		15,899

Net income, previously reported	2,038	15,745	7,193	(b)	12,142 (b)
Adjustments for:
Revenue recognition	(67)	(2,998)	2,530		109
Vendor contracts	166	120	331		(395)

Net income, restated	$2,137	$12,867	$10,054	(b)	$11,856 (b)

Net income per share—basic, previously reported	$.08	$.59	$.27		$.46
Adjustments for:
Revenue recognition	—	(.11)	.10		—
Vendor contracts	—	—	.01		(.01)

Net income per share—basic, restated	.08	.48	.38		.45

Net income per share—diluted, previously reported	.08	.58	.27		.45
Adjustments for:
Revenue recognition	—	(.10)	.10		—
Vendor contracts	—	—	—		(.01)

Net income per share—diluted, restated	.08	.48	.37		.44

(b)	The low effective tax rates in the third and fourth quarters of fiscal 2002 resulted from tax benefits recognized primarily related to prior period losses at certain subsidiary companies for which no tax benefit was recorded in such prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Item 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9a.	CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of May 3, 2003 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fourth fiscal quarter ended May 3, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before September 16, 2003 and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age		Office and Year First Elected
Stephen Strome	58	(1) Chairman of the Board (2001), Chief Executive Officer (1991) and Director (1989)

Peter J. Cline	56	(2) President (2001), Director (2001) and Chief Operating Officer (2000)

Thomas C. Braum, Jr.	48	(3) Senior Vice President and Chief Financial Officer (2001)

Gerardo I. Lopez	43	(4) Senior Vice President and President Handleman Entertainment Resources (2001)

Donald M. Genotti	45	(5) Vice President and Corporate Controller (2001)

1.	Stephen Strome was named Chairman of the Board on January 12, 2001. Mr. Strome has served as Chief Executive Officer since May 1991. Prior to his appointment as Chairman, Mr. Strome served as President since March 1990.

2.	Peter J. Cline was named President on January 12, 2001. Mr. Cline has served as Chief Operating Officer since May 2000 and as Executive Vice President/President of Handleman Entertainment Resources since joining the Company in April 1994.

3.	Thomas C. Braum, Jr. was named Senior Vice President and Chief Financial Officer on July 12, 2001. Previously Mr. Braum served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

4.	Gerardo I. Lopez was named Senior Vice President/President Handleman Entertainment Resources on November 1, 2001. He served as Senior Vice President/General Manager of Customer Teams and Consumer Marketing since joining the Company in May 2000. Prior to joining the Company, Mr. Lopez was President of the International Division and Senior Vice President/General Manager of Southwest Brands of International Home Foods from 1997 until 2000, and held various positions with Frito Lay from 1991 through 1997, most recently as Vice President of the St. Louis/Tulsa market.

5.	Donald M. Genotti was named Vice President, Corporate Controller on July 14, 2001. Previously, Mr. Genotti served as Assistant Corporate Controller since March 1997.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that Eugene A. Miller, Director, is the Company’s Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407. Mr. Miller is independent of Company’s management. Other information regarding the Audit Committee is contained in the Handleman Company definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed on or before September 16, 2003, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed on or before September 16, 2003 and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of May 3, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of Handleman Company are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in COLUMN A)
	COLUMN A	COLUMN B	COLUMN C
Equity compensation plans approved by security holders	1,531,619(1)	$12.89(1)	1,803,107

Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable

Total	1,531,619	$12.89	1,803,107

(1)	Column A includes rights to 196,150 and 188,400 performance shares granted in fiscal 2003 and fiscal 2002 respectively, of Handleman Company common stock which would be distributed to the participants if certain fixed performance criteria are satisfied by April 30, 2005 and May 1, 2004, respectively. The performance shares were excluded in determining the weighted average exercise price in Column B.

Other information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed on or before September 16, 2003 and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed on or before September 16, 2003 and such information is incorporated herein by reference.

PART IV

Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	The following financial statements and supplementary data are filed as a part of this report under Item 8:

Report of Independent Auditors

Consolidated Balance Sheets at May 3, 2003, April 27, 2002 and April 28, 2001

Consolidated Statements of Income—Years Ended May 3, 2003, April 27, 2002 and April 28, 2001

Consolidated Statements of Shareholders’ Equity—Years Ended May 3, 2003, April 27, 2002 and April 28, 2001

Consolidated Statements of Cash Flows—Years Ended May 3, 2003, April 27, 2002 and April 28, 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

II. Valuation and Qualifying Accounts and Reserves

All other schedules for Handleman Company have been omitted since the required information is not present, or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits as required by Item 601 of Regulation S-K.

S-K Item 601 (3)

The Registrant’s Restated Articles of Incorporation dated June 30, 1989 were filed with the Form

10-K dated May 1, 1993, and are incorporated herein by reference. The Registrant’s Bylaws adopted March 7, 1990, as amended June 16, 1993, December 6, 1995 and January 12, 2001,

were filed with the Form 10-K dated April 28, 2001 and are incorporated herein by reference.

S-K Item 601 (10)

The Registrant’s 1992 Performance Incentive Plan was filed with the Commission in Form S-8, dated March 5, 1993, File No. 33-59100.

The Registrant’s 1998 Stock Option and Incentive Plan was filed with the Commission in Form S-8, dated December 21, 1998, File No. 333-69389.

The Registrant’s 2001 Employee Stock Purchase Plan was filed with the Commission in Form S-8, dated November 1, 2001, File No. 333-72622.

The Registrant’s 2001 Stock Option and Incentive Plan was filed with the Commission in Form S-8 dated November 1, 2001, File No. 333-72624.

The advisory agreement with David Handleman was filed with the Form 10-K for the year ended April 28, 1990.

The Note Agreement dated as of November 1, 1994 was filed with the Form 10-K for the year ended April 28, 1995.

The Credit Agreement among Handleman Company, the Banks named therein and Standard Federal Bank, as Agent, dated October 17, 2002, is filed herein as Exhibit A.

The Note Agreement among Handleman Company and Teachers Insurance and Annuity Association of America, dated October 17, 2002, is filed herein as Exhibit B.

The change in control agreements dated March 17, 1997 and October 30 and 31, 1997 between

Handleman Company and certain executive officers of the Company were filed with the Form 10-K for the year ended May 3, 1997 and Form 10-K for the year ended May 2, 1998, respectively.

S-K Item 601 (21)—Subsidiaries of the Registrant:

ABE R2 Communications, Inc., a California Corporation
ABE R2 Video, LP, a California Limited Partnership
Anchor Bay Entertainment Canada, Limited, an Ontario Corporation
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
HCCL, LP, a Canadian Limited Partnership
HOORAY! Inc., a New York Corporation
Lifetime Entertainment Limited, a United Kingdom Corporation
Lifetime Holding, Inc., a Michigan Corporation

mFinity, LLC, a Michigan Limited Liability Company
North Coast Entertainment Company, a Nova Scotia Company
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
Tycoon Entertainment Group, S.A. de C.V.

S-K Item 601 (23)—Consent of Independent Auditors:
Filed with this report.

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herein as Exhibit 31.1.

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herein as Exhibit 31.2.

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herein as Exhibit 32.

(b)	No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Note:

Exhibits, if any, attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-59100, 33-69030, 333-69389, 333-72622 and 333-72624) of Handleman Company of our report dated August 14, 2003 relating to the financial statements and financial statement schedules, which appear in this Form 10-K.

PricewaterhouseCoopers LLP

Detroit, Michigan

August 14, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED MAY 3, 2003, APRIL 27, 2002 AND APRIL 28, 2001

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of Period	Additions: Charged to Expense	Deductions: Adjustments of, or Charge to, Reserve	Balance at End of Period
Year ended April 28, 2001:
Accounts receivable, allowance for gross profit impact of estimated future returns	$17,383,000	$65,288,000	$66,335,000	$16,336,000

Accounts receivable, collectability allowance for receivables from bankrupt customers	$6,986,000	$895,000	$2,510,000	$5,371,000

Accounts receivable, allowance for doubtful accounts	$11,174,000	$1,518,000	$3,190,000	$9,502,000

Inventory reserve	$11,954,000	$10,317,000	$14,267,000	$8,004,000

Year ended April 27, 2002:
Accounts receivable, allowance for gross profit impact of estimated future returns	$16,336,000	$76,735,000	$79,004,000	$14,067,000

Accounts receivable, collectability allowance for receivables from bankrupt customers	$5,371,000	$1,749,000	$203,000	$6,917,000

Accounts receivable, allowance for doubtful accounts	$9,502,000	$1,816,000	$5,521,000	$5,797,000

Inventory reserve	$8,004,000	$15,502,000	$13,072,000	$10,434,000

Year ended May 3, 2003:
Accounts receivable, allowance for gross profit impact of estimated future returns	$14,067,000	$66,713,000	$68,021,000	$12,759,000

Accounts receivable, collectability allowance for receivables from bankrupt customers	$6,917,000	$225,000	$422,000	$6,720,000

Accounts receivable, allowance for doubtful accounts	$5,797,000	$2,230,000	$3,237,000	$4,790,000

Inventory reserve	$10,434,000	$13,224,000	$12,677,000	$10,981,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE:	August 18, 2003	By:	/S/ STEPHEN STROME
Stephen Strome, Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS C. BRAUM, JR.	/S/ DONALD M. GENOTTI
Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Donald M. Genotti, Vice President, Corporate Controller

August 18, 2003	August 18, 2003
DATE	DATE

/S/ ELIZABETH CHAPPELL	/S/ PETER J. CLINE
Elizabeth Chappel, Director	Peter J. Cline, Director

August 18, 2003	August 18, 2003
DATE	DATE

/S/ EUGENE A. MILLER	/S/ JAMES B. NICHOLSON
Eugene A. Miller, Director	James B. Nicholson, Director

August 18, 2003	August 18, 2003
DATE	DATE

/S/ SANDRA E. PETERSON	/S/ IRVIN D. REID
Sandra E. Peterson, Director	Irvin D. Reid, Director

August 18, 2003	August 18, 2003
DATE	DATE

/S/ LLOYD E. REUSS	/S/ RALPH J. SZYGENDA
Lloyd E. Reuss, Director	Ralph J. Szygenda, Director

August 18, 2003	August 18, 2003
DATE	DATE