Form 10-Q
period 2003-08-02
HANDLEMAN CO /MI/
filed 2003-09-16
CIK 314727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended August 2, 2003	Commission File Number 1-7923

Handleman Company

(Exact name of registrant as specified in its charter)

Michigan	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Kirts Boulevard, Troy, Michigan	48084-4142	Area Code 248 362-4400
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES	X	NO

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	DATE	SHARES OUTSTANDING

Common Stock—$.01 Par Value	September 5, 2003	24,836,255

HANDLEMAN COMPANY

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 Weeks) Ended
	August 2, 2003	July 27, 2002 (Restated)
Revenues	$224,319	$277,230

Costs and expenses:
Direct product costs	173,785	219,406

Selling, general and administrative expenses	46,984	53,169

Interest (income) expense, net	(181)	391

Income before income taxes and minority interest	3,731	4,264

Income tax expense	(2,021)	(1,777)

Minority interest	—	174

Net income	$1,710	$2,661

Net income per share
Basic	$0.07	$0.10

Diluted	$0.07	$0.10

Weighted average number of shares outstanding during the period
Basic	25,326	26,476

Diluted	25,504	26,569

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars except share data)

	August 2, 2003 (Unaudited)	May 3, 2003
ASSETS
Current assets:
Cash and cash equivalents	$47,547	$62,698
Accounts receivable, less allowances of $23,901 at August 2, 2003 and $24,269 at May 3, 2003	169,811	201,994
Merchandise inventories	142,888	119,979
Other current assets	16,139	17,993

Total current assets	376,385	402,664

Property and equipment:
Land, buildings and improvements	13,927	13,917
Display fixtures	33,081	32,876
Computer hardware and software	36,161	35,195
Equipment, furniture and other	33,664	33,073

	116,833	115,061
Less accumulated depreciation	62,743	59,328

	54,090	55,733

Goodwill, net	3,406	3,406
Intangible assets, net	43,649	44,715
Other assets, net	19,403	19,046

Total assets	$496,933	$525,564

LIABILITIES
Current liabilities:
Accounts payable	$152,346	$159,747
Debt, current portion	3,571	3,571
Accrued and other liabilities	29,451	40,630

Total current liabilities	185,368	203,948

Debt, non-current	3,571	3,571
Other liabilities	9,355	9,199

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 24,914,000 and 25,659,000 shares issued at August 2, 2003 and May 3, 2003, respectively	249	257
Accumulated other comprehensive loss	(4,385)	(4,716)
Unearned compensation	(8,748)	(3,141)
Retained earnings	311,523	316,446

Total shareholders’ equity	298,639	308,846

Total liabilities and shareholders’ equity	$496,933	$525,564

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 Weeks) Ended August 2, 2003
	Common Stock		Other Comprehensive Income (Loss)		Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
			Foreign Currency Translation Adjustment	Minimum Pension Liability
	Shares Issued	Amount
May 3, 2003	25,659	$257	$(591)	$(4,125)	$(3,141)	$316,446	$308,846

Net income						1,710	1,710

Adjustment for foreign currency translation			331				331

Comprehensive income, net of tax							2,041

Common stock issuances, net of forfeitures, in connection with employee benefit plans	147	1			(5,607)	7,849	2,243

Common stock repurchased	(892)	(9)				(14,802)	(14,811)

Tax benefit from exercise of stock options						320	320

August 2, 2003	24,914	$249	$(260)	$(4,125)	$(8,748)	$311,523	$298,639

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 Weeks) Ended
	August 2, 2003	July 27, 2002 (Restated)
Cash flows from operating activities:

Net income	$1,710	$2,661

Adjustments to reconcile net income to net cash provided from operating activities:

Depreciation	3,483	5,113
Amortization of acquisition costs	—	135
Recoupment/amortization of acquired rights	4,222	4,433
Gain on disposal of property and equipment	(26)	(87)
Deferred income taxes	—	(1,330)
Tax benefit from exercise of stock options	320	350

Changes in operating assets and liabilities:
Decrease in accounts receivable	32,183	49,408
Increase in merchandise inventories	(22,909)	(8,676)
Decrease in other operating assets	1,906	7,828
Decrease in accounts payable	(7,401)	(26,792)
Decrease in other operating liabilities	(11,022)	(12,553)

Total adjustments	756	17,829

Net cash provided from operating activities	2,466	20,490

Cash flows from investing activities:
Additions to property and equipment	(1,814)	(2,149)
Proceeds from disposition of properties and equipment	—	21
Acquired rights	(3,566)	(6,228)
Additional investments in subsidiary companies	—	(5,840)

Net cash used by investing activities	(5,380)	(14,196)

Cash flows from financing activities:
Issuances of debt	—	806,578
Repayments of debt	—	(829,914)
Repurchase of common stock	(14,811)	(1,496)
Other changes in shareholders’ equity, net	2,574	4,090

Net cash used by financing activities	(12,237)	(20,742)

Net decrease in cash and cash equivalents	(15,151)	(14,448)

Cash and cash equivalents at beginning of period	62,698	20,254

Cash and cash equivalents at end of period	$47,547	$5,806

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying consolidated balance sheets and consolidated statements of income, shareholders’ equity and cash flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of August 2, 2003, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company’s business, sales and earnings results for the three months ended August 2, 2003 are not necessarily indicative of what the results will be for the full year. The consolidated balance sheet as of May 3, 2003, included in this Form 10-Q, was derived from the audited consolidated financial statements of the Company included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 3, 2003, including the discussion of the Company’s critical accounting policies.

2.	The accompanying consolidated financial statements for the three months ended July 27, 2002 have been restated to recognize revenues upon customer receipt rather than at the time of shipment to reflect when risk of ownership is effectively transferred to the Company’s customers. In addition, the Company has revised the accounting for two vendor contracts negotiated by a subsidiary of the Company during fiscal 2001. The Company has also reclassified costs associated with acquiring and preparing inventory for distribution from selling, general and administrative expenses to direct product costs for the three months ended July 27, 2002, to conform to the presentation adopted in the fourth quarter of fiscal 2003. As a result of the aforementioned, the Company has restated its financial statements for the three months ended July 27, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following summarizes the restatement for the three months ended July 27, 2002 (in thousands of dollars):

Consolidated Statement of Income	Three Months Ended July 27, 2002
Revenues, previously reported	$270,964
Adjustments for:
Revenue recognition	6,266

Revenues, restated	277,230

Direct product costs, previously reported	210,454
Adjustments for:
Revenue recognition	6,357
Vendor contracts	(79)
Reclassification of inventory related costs	2,674

Direct product costs, restated	219,406

Selling, general and administrative expenses, previously reported	55,832
Adjustments for:
Revenue recognition	11
Reclassification of inventory related costs	(2,674)

Selling, general and administrative expenses, restated	53,169

Interest expense net, previously reported	383
Adjustments for:
Vendor contracts	8

Interest expense net, restated	391

Income before income taxes and minority interest, previously reported	4,295
Adjustments for:
Revenue recognition	(102)
Vendor contracts	71

Income before income taxes and minority interest, restated	4,264

Income tax expense, previously reported	(1,775)
Adjustments for:
Revenue recognition	23
Vendor contracts	(25)

Income tax expense, restated	(1,777)

Net income, previously reported	2,694
Adjustments for:
Revenue recognition	(79)
Vendor contracts	46

Net income, restated	$2,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	The Company currently has employee stock option plans. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation expense for stock plans was reflected in net income for fiscal years prior to fiscal 2004, as all stock granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective May 4, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method, all options issued after May 4, 2003 will be accounted for utilizing the fair value provisions of SFAS No. 123. The pre-tax costs related to stock-based employee compensation included in the determination of net income for the first quarter of fiscal 2004 was $114,000, which was less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested options in each period presented (in thousands of dollars except per share data):

		Three Months Ended
		August 2, 2003	July 27, 2002 (Restated)
Net income, as reported		$1,710	$2,661
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		52	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(274)	(408)

Pro forma net income		$1,488	$2,253

Net income per share:
Reported	- basic	$0.07	$0.10
	- diluted	0.07	0.10

Pro forma	- basic	0.06	0.09
	- diluted	0.06	0.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.	The table below presents information about the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	August 2, 2003	May 3, 2003
Trade accounts receivable	$193,712	$226,263
Less allowances for:
Gross profit impact of estimated future returns	(12,150)	(12,759)
Bankrupt customers	(6,794)	(6,720)
Doubtful accounts	(4,957)	(4,790)

Accounts receivable, net	$169,811	$201,994

5.	The Company, principally in its proprietary products business, acquires rights to video licenses giving it the exclusive privilege to manufacture and distribute such products. The costs of acquired rights include advances paid to licensors and costs to create a master to be used for duplication. The acquired rights are amortized based upon the sales volume method over a period which is the lesser of the terms of the agreements or the products’ estimated useful lives. On a regular basis, the Company performs analyses comparing the carrying value of its acquired rights with the expected future economic benefit of these assets. Based on such analyses, the Company adjusts, if necessary, the value of its acquired rights.

The following information relates to intangible assets subject to amortization (in thousands of dollars):

	August 2, 2003		May 3, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License advances	$65,962	$42,282	$65,493	$41,347
Masters	34,732	14,763	33,794	13,225

Total	$100,694	$57,045	$99,287	$54,572

	August 2, 2003		May 3, 2003
Amortized Intangible Assets	Net Amount	Weighted Avg. Amortization Period	Net Amount	Weighted Avg. Amortization Period
License advances	$23,680	105 mos.	$24,146	100 mos.
Masters	19,969	97 mos.	20,569	90 mos.

Total	$43,649	101 mos.	$44,715	96 mos.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following is a summary of aggregate amortization expense (in thousands of dollars):

Period	Amount
Three months ended August 2, 2003	$4,222
Three months ended July 27, 2002	4,449

The following table summarizes estimated amortization expense based on the value of acquired rights as of August 2, 2003 (in thousands of dollars):

Fiscal Year	Amount
2004	$18,791
2005	9,102
2006	6,776
2007	5,745
2008	4,604

The Company does not have any intangible assets, other than goodwill, which are not subject to amortization.

6.	In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued by the Financial Accounting Standards Board. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments based on whether such financial instruments embody an obligation of the issuer. The Company is evaluating the impact of this Statement and does not expect that SFAS No. 150 will have a significant effect on the consolidated financial position and results of operations of the Company.

7.	The Company operates in two business segments: Handleman Entertainment Resources (“H.E.R.”) is a category manager and distributor of prerecorded music to mass merchants, principally in North America and the United Kingdom; and North Coast Entertainment (“NCE”), through its Anchor Bay Entertainment division, is responsible for the Company’s proprietary operations, which markets video titles on DVD and VHS formats.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies,” contained in the Company’s Form 10-K for the fiscal year ended May 3, 2003. Segment data includes intersegment revenues, as well as a charge allocating corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest (“segment income”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments as of and for the three months ended August 2, 2003 and July 27, 2002 (in thousands of dollars):

Three Months Ended August 2, 2003:	H.E.R.	NCE	Total

Revenues, external customers	$205,070	$19,100	$224,170
Intersegment revenues	—	—	—
Segment income	1,521	1,600	3,121
Total assets	448,206	78,075	526,281
Capital expenditures	1,765	49	1,814

Three Months Ended July 27, 2002, Restated:	H.E.R.	NCE	Total

Revenues, external customers	$252,097	$24,988	$277,085
Intersegment revenues	—	4,231	4,231
Segment income	4,137	166	4,303
Total assets	467,649	154,586	622,235
Capital expenditures	1,888	261	2,149

A reconciliation of total segment revenues to consolidated revenues, total segment income to consolidated income before income taxes and minority interest, and total segment assets to consolidated assets as of and for the three months ended August 2, 2003 and July 27, 2002 is as follows (in thousands of dollars):

	August 2, 2003	July 27, 2002 (Restated)
Revenues

Total segment revenues	$224,170	$281,316
Corporate rental income	149	145
Elimination of intersegment revenues	—	(4,231)

Consolidated revenues	$224,319	$277,230

Income Before Income Taxes and Minority Interest

Total segment income for reportable segments	$3,121	$4,303
Interest income	377	154
Interest expense	(196)	(545)
Unallocated corporate income	429	352

Consolidated income before income taxes and minority interest	$3,731	$4,264

Assets

Total segment assets	$526,281	$622,235
Elimination of intercompany receivables and payables	(29,348)	(76,456)

Consolidated assets	$496,933	$545,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8.	Comprehensive income is net income plus certain other items recorded directly to shareholders’ equity. Comprehensive income, net of tax was $2.0 million for the first quarter ended August 2, 2003, compared to $6.4 million, restated, for the first quarter ended July 27, 2002.

9.	A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended
	August 2, 2003	July 27, 2002
Weighted average shares during the period-basic	25,326	26,476

Additional shares from assumed exercise of stock options	178	93

Weighted average shares adjusted for assumed exercise of stock options-diluted	25,504	26,569

Item 2.

Handleman Company

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company’s consolidated financial statements for the three months ended July 27, 2002 have been restated to recognize revenues upon customer receipt, rather than at the time of shipment, to more accurately reflect when risk of ownership is effectively transferred to the Company’s customers. The Company has also reclassified costs associated with acquiring and preparing inventory for distribution from selling, general and administrative (“SG&A”) expenses to direct product costs for the three months ended July 27, 2002, to conform to the presentation adopted in the fourth quarter of fiscal 2003. As a result of the aforementioned, the Company has restated its financial statements for the three months ended July 27, 2002.

Revenues for the first quarter of fiscal 2004, which ended August 2, 2003, were $224.3 million, compared to $277.2 million for the first quarter of fiscal 2003, which ended July 27, 2002. Net income for the first quarter of fiscal 2004 was $1.7 million, or $.07 per diluted share, compared to $2.7 million, or $.10 per diluted share for the first quarter of fiscal 2003.

The Company has two business segments: Handleman Entertainment Resources (“H.E.R.”) and North Coast Entertainment (“NCE”). H.E.R. consists of music category management and distribution operations principally in North America and the United Kingdom (“UK”). NCE, through its Anchor Bay Entertainment division, encompasses the Company’s proprietary operations, which markets video titles on DVD and VHS formats.

H.E.R. revenues declined to $205.1 million for the first quarter of fiscal 2004 from $252.1 million for the first quarter of fiscal 2003, a decrease of 19%. The decrease in H.E.R. revenues for the first quarter of this year was primarily due to lower net sales within the H.E.R. United States (“U.S.”) operation, which was impacted by fewer stores serviced, accounting for $19.6 million of the decrease. The remaining decrease in H.E.R. revenues was mainly a result of the weakness in overall music industry sales.

NCE revenues for the first quarter of this fiscal year were $19.1 million, compared to $29.2 million for the first quarter of last fiscal year, a decrease of 35%. The lower revenues for the first quarter of this year were due to the absence of Madacy Entertainment revenues of $14.4 million, resulting from the sale of that entity during the Company’s fiscal 2003 third quarter, partially offset by increased sales within the Anchor Bay Entertainment unit.

Consolidated direct product costs as a percentage of revenues was 77.5% for the first quarter ended August 2, 2003, compared to 79.1% for the first quarter ended July 27, 2002. The decrease in direct product costs as a percentage of revenues was primarily driven by lower direct product costs within the H.E.R. business segment. Within H.E.R., the U.S. operation accounted for approximately 82% of the improvement in direct product costs as a percentage of revenues, primarily due to a change in sales mix for the first quarter of this fiscal year versus the comparable prior year period. The remaining improvement in H.E.R. direct product costs as a percentage of revenues resulted from lower direct product costs in the UK, principally due to the ongoing negotiation of more favorable vendor terms. Consolidated direct product costs for the first quarters ended August 2, 2003 and July 27, 2002 included costs associated with acquiring and preparing inventory for distribution in the amounts of $2.4 million and $2.7 million, respectively.

Consolidated SG&A expenses were $47.0 million or 20.9% of revenues for the first quarter of this fiscal year, compared to $53.2 million, or 19.2% of revenues for the first quarter of last fiscal year. This decrease in SG&A expenses of $6.2 million was driven by the absence of Madacy Entertainment, which incurred $3.8 million in SG&A expenses in the first quarter last year, and a decrease in SG&A expenses of $2.5 million at the Company’s e-commerce subsidiary, resulting from the refocusing of that subsidiary in the third quarter of last fiscal year to better align its operations with the Company’s core competencies of distribution and category management.

Consolidated income before interest, income taxes and minority interest (“operating income”) for the first quarter of fiscal 2004 decreased to $3.6 million from $4.7 million for the first quarter of fiscal 2003.

H.E.R. operating income for the first quarter of fiscal 2004 was $1.5 million, down from $4.1 million for the first quarter of fiscal 2003. The lower H.E.R. operating income was predominately due to a decrease in its U.S. operating income of $7.6 million over the same period last year, primarily due to the lower sales volume resulting from fewer stores serviced and the weakness in overall music industry sales. The lower U.S. operating income was partially offset by a reduction in the operating loss of $2.5 million at the Company’s e-commerce subsidiary due to the refocusing of that subsidiary as discussed above, and an improvement in operating income within the H.E.R. UK operation of $1.9 million, chiefly due to lower direct product costs as a percentage of revenues resulting from the ongoing negotiation of more favorable vendor terms.

NCE operating income for the first quarter of fiscal 2003 was $1.6 million, compared to operating income of $0.2 million for the comparable period of last fiscal year. The increase in NCE operating income was predominately due to improved operating performance within the Anchor Bay U.S. business unit, primarily driven by higher sales volume in the first quarter of this fiscal year.

Interest income, net for the first quarter of fiscal 2004 was $0.2 million, compared to interest expense, net of $0.4 million for the first quarter of fiscal 2003. The improvement was due to lower borrowing levels in the first quarter of this year, compared to the same period of last year.

The effective income tax rate for the first quarter of this fiscal year was 54.2%, compared to 41.7% for the first quarter of last fiscal year. The higher effective rate this year was attributable to providing a valuation reserve against a tax benefit on certain operating losses.

During the first quarter of this fiscal year, the Company repurchased 891,900 shares of its common stock at an average price of $16.61 per share.

Accounts receivable at August 2, 2003 was $169.8 million, compared to $202.0 million at May 3, 2003. The decrease was due to lower sales volume in the first quarter of fiscal 2004, compared to the fourth quarter of fiscal 2003.

Merchandise inventories at August 2, 2003 was $142.9 million, compared to $120.0 million at May 3, 2003. The increase in merchandise inventories was primarily due to accelerated inventory purchases made to take advantage of favorable terms offered by the Company’s vendors, as well as increased inventory purchases to support the higher sales level anticipated in the second quarter of fiscal 2004.

Accounts payable at August 2, 2003 totaled $152.3 million, compared to $159.7 million at May 3, 2003. The decrease in accounts payable was chiefly due to the timing of payments to vendors.

Accrued and other liabilities decreased to $29.5 million at August 2, 2003, from $40.6 million at May 3, 2003. The decrease was primarily attributable to a decrease in accrued compensation related items.

Cash provided from operating activities was $2.5 million for the first quarter of this fiscal year, compared to $20.5 million for the same quarter of last fiscal year. The decrease in cash flows from operating activities was primarily related to unfavorable year-over-year changes in accounts receivable, merchandise inventories and other operating assets balances of $17.2 million, $14.2 million and $5.9 million, respectively, partially offset by a favorable year-over-year change in accounts payable balances of $19.4 million. Net cash used by investing activities decreased to $5.4 million for the first quarter of fiscal 2004 from $14.2 million for the comparable prior year period. The decrease in net cash used by investing activities was principally due to additional investments in subsidiaries of $5.8 million made in the first quarter of last fiscal year, and a lower investment in acquired rights of $2.7 million over the same period last fiscal year. Cash used by financing activities was $12.2 million for the first quarter of this fiscal year, compared to $20.7 million for the first quarter of last fiscal year. The year-over-year decrease in net cash used by financing activities of $8.5 million was mainly attributable to lower overall borrowing levels, generating cash in the amount of $23.3, partially offset by increased repurchases of the Company’s common stock of $13.3 million over the same period last year.

The Company has an unsecured $170 million line of credit, arranged with a consortium of banks. This agreement expires in August 2005. Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as repurchases of common stock under the Company’s stock repurchase program. The Company had no borrowings against its line of credit during the first quarter ended August 2, 2003. The Company also has a senior note agreement with a group of insurance companies. The remaining balance on the senior note agreement is $7.1 million and is payable in equal annual installments through fiscal 2005.

Reference should be made to Note 6 of the Notes to Consolidated Financial Statements, in this Form 10-Q, for new accounting pronouncements adopted in fiscal 2004, and those currently being evaluated by the Company.

The Company continues to expect revenues during fiscal 2004 to increase slightly from the prior fiscal year, which included sales from both Madacy Entertainment and over 300 stores closed by one of the Company’s customers in January 2003. This revenue growth is dependent upon several factors including the success of new releases during the upcoming holiday season; the Company’s ability to grow sales to existing and new customers; the competitive nature of retail pricing and pricing policies of the Company’s suppliers; competition from DVD sales, computer games and other forms of software entertainment; music product piracy; and the overall health of the economy, the retail sector and the music industry. The

Company expects direct product costs as a percentage of revenues for fiscal 2004 to be comparable to those of fiscal 2003. The Company also expects to continue to gain operating efficiencies in fiscal 2004, and thus reduce SG&A expenses slightly from the prior fiscal year. The Company expects a more normalized tax rate in the 37-38% range for fiscal 2004. As a result, the Company believes that fully diluted earnings per share will increase for fiscal 2004 and fall within the range of $1.80 to $1.88 per share. The Company plans to continue to repurchase shares of its common stock under its share repurchase program during the remainder of fiscal 2004.

* * * * * * * * * * *

This document contains forward-looking statements, which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitation, conditions in the music industry, business with Kmart following its emergence from Chapter 11 proceedings, the ability to enter into profitable agreements with customers in the new businesses outlined in the Company’s strategic growth plan, securing funding or providing sufficient cash required to build and grow new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, growth of business with existing customers, effects of electronic commerce, relationships with the Company’s lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company’s Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934 (the “Act”) as of August 2, 2003 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the first fiscal quarter ended August 2, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished to the Securities and Exchange Commission

(b) Reports on Form 8-K

During the quarter ended August 2, 2003, the Company filed the following Current Reports on Form 8-K:

(1) On June 11, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting registrant’s results for the fourth quarter and fiscal year ended

May 3, 2003.

(2) On June 30, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting a complaint filed by Kmart Corporation, a customer of the registrant.

SIGNATURES:    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDLEMAN COMPANY

Date:	September 16, 2003	By:	/s/ Stephen Strome
STEPHEN STROME
Chairman of the Board and Chief Executive Officer

Date:	September 16, 2003	By:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)