Form 10-Q
period 2003-11-01
HANDLEMAN CO /MI/
filed 2003-12-16
CIK 314727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended November 1, 2003	Commission File Number 1-7923

Handleman Company

(Exact name of registrant as specified in its charter)

Michigan	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Kirts Boulevard, Troy, Michigan	48084-4142	Area Code 248 362-4400
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	DATE	SHARES OUTSTANDING
Common Stock - $.01 Par Value	December 5, 2003	24,446,960

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	November 1, 2003	October 26, 2002 (Restated)	November 1, 2003	October 26, 2002 (Restated)
Revenues	$269,900	$303,159	$475,193	$567,915
Costs and expenses:
Direct product costs	214,548	236,097	375,633	447,047
Selling, general and administrative expenses	43,050	50,019	85,315	99,636
Interest (income) expense, net	219	54	(7)	252

Income from continuing operations before income taxes and minority interest	12,083	16,989	14,252	20,980
Income tax expense	(3,552)	(5,758)	(4,958)	(7,444)
Minority interest	—	192	—	366

Income from continuing operations	8,531	11,423	9,294	13,902

Discontinued operations (Note 2):
Income from operations of discontinued subsidiary companies (including loss on disposal of $665 for the three months and six months ended November 1, 2003)	3,779	3,746	5,341	4,019
Income tax expense	(2,128)	(1,424)	(2,743)	(1,515)

Income from discontinued operations	1,651	2,322	2,598	2,504

Net income	$10,182	$13,745	$11,892	$16,406

Income per share:
Continuing operations - basic	$0.34	$0.43	$0.37	$0.53

Continuing operations - diluted	$0.34	$0.43	$0.37	$0.53

Discontinued operations - basic	$0.07	$0.09	$0.11	$0.09

Discontinued operations - diluted	$0.07	$0.09	$0.10	$0.09

Net income - basic	$0.41	$0.52	$0.48	$0.62

Net income - diluted	$0.41	$0.52	$0.47	$0.62

Weighted average number of shares outstanding during the period
Basic	24,742	26,202	25,034	26,339

Diluted	24,952	26,217	25,212	26,361

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars except share data)

	November 1, 2003 (Unaudited)	May 3, 2003
ASSETS
Current assets:
Cash and cash equivalents	$27,177	$62,698
Accounts receivable, less allowances of $11,742 at November 1, 2003 and $24,269 at May 3, 2003	214,496	201,994
Merchandise inventories	176,597	119,979
Other current assets	13,866	17,993
Assets held for sale	73,031	—

Total current assets	505,167	402,664

Property and equipment:
Land, buildings and improvements	13,737	13,917
Display fixtures	33,993	32,876
Computer hardware and software	39,263	35,195
Equipment, furniture and other	34,111	33,073

	121,104	115,061
Less accumulated depreciation	65,941	59,328

	55,163	55,733

Goodwill, net	3,406	3,406
Intangible assets, net	—	44,715
Other assets, net	22,647	19,046

Total assets	$586,383	$525,564

LIABILITIES
Current liabilities:
Accounts payable	$227,826	$159,747
Debt, current portion	—	3,571
Accrued and other liabilities	30,449	40,630
Liabilities held for sale	13,141	—

Total current liabilities	271,416	203,948

Debt, non-current	—	3,571
Other liabilities	9,726	9,199

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 24,496,000 and 25,659,000 shares issued at November 1, 2003 and May 3, 2003, respectively	245	257
Accumulated other comprehensive loss	(521)	(4,716)
Unearned compensation	(7,554)	(3,141)
Retained earnings	313,071	316,446

Total shareholders’ equity	305,241	308,846

Total liabilities and shareholders’ equity	$586,383	$525,564

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 Weeks) Ended November 1, 2003
	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
May 3, 2003	25,659	$257	$(591)	$(4,125)	$(3,141)	$316,446	$308,846
Net income						11,892	11,892
Adjustment for foreign currency translation			4,195				4,195

Comprehensive income, net of tax							16,087

Cash dividends, $.07 per share						(1,735)	(1,735)
Common stock issuances, net of forfeitures, in connection with employee benefit plans	181	1			(4,413)	8,646	4,234
Common stock repurchased	(1,344)	(13)				(22,532)	(22,545)
Tax benefit from exercise of stock options						354	354

November 1, 2003	24,496	$245	$3,604	$(4,125)	$(7,554)	$313,071	$305,241

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 Weeks) Ended
	November 1, 2003	October 26, 2002 (Restated)
Cash flows from operating activities:
Net income	$11,892	$16,406

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	7,060	9,716
Amortization of acquisition costs	—	135
Recoupment/amortization of acquired rights	9,417	11,573
Loss (gain) on disposal of property and equipment	160	(63)
Impairment of subsidiary assets	665	—
Tax benefit from exercise of stock options	354	350

Changes in operating assets and liabilities:
Increase in accounts receivable	(33,846)	(13,238)
Increase in merchandise inventories	(67,178)	(66,527)
Decrease in other operating assets	1,753	9,639
Increase in accounts payable	74,918	58,706
Decrease in other operating liabilities	(4,724)	(10,809)

Total adjustments	(11,421)	(518)

Net cash provided from operating activities	471	15,888

Cash flows from investing activities:
Additions to property and equipment	(6,716)	(7,157)
Proceeds from disposition of properties and equipment	240	4,738
Acquired rights	(6,522)	(10,035)
Additional investments in subsidiary companies	—	(5,840)

Net cash used by investing activities	(12,998)	(18,294)

Cash flows from financing activities:
Cash dividends	(1,735)	—
Issuances of debt	12,075	1,498,508
Repayments of debt	(19,218)	(1,505,994)
Repurchase of common stock	(22,545)	(6,993)
Other changes in shareholders’ equity, net	8,429	3,529

Net cash used by financing activities	(22,994)	(10,950)

Net decrease in cash and cash equivalents	(35,521)	(13,356)
Cash and cash equivalents at beginning of period	62,698	20,254

Cash and cash equivalents at end of period	$27,177	$6,898

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Income, Shareholders’ Equity and Cash Flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of November 1, 2003, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company’s business, sales and earnings results for the six months ended November 1, 2003 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of May 3, 2003 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 3, 2003, including the discussion of the Company’s critical accounting policies.

2.	Discontinued Operations

During the second quarter ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its North Coast Entertainment (“NCE”) business segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies to be sold were reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the operations and cash flows of these companies will be eliminated from the ongoing operations of the Company upon completion of the sale. The Company will not have any continuing involvement in the operations of these companies after the disposal transaction. Under the provisions of SFAS No. 144, the Company recorded a pre-tax impairment charge of $665,000 ($1,057,000 after tax), which is included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income. The sale was completed on December 11, 2003 and generated approximately $60,000,000 in cash.

In accordance with SFAS No. 144, the assets and liabilities related to the sale of the subsidiary companies have been classified as “held for sale” in the Company’s Consolidated Balance Sheet as of November 1, 2003. The table below summarizes the major categories of assets and liabilities held for sale at November 1, 2003 (in thousands of dollars):

Assets held for sale
Accounts receivable	$21,545
Merchandise inventories	10,560
Acquired rights	39,717
Property and equipment, net	210
All other operating assets	999

Total assets held for sale	$73,031

Liabilities held for sale
Accounts payable	$6,839
All other operating liabilities	6,302

Total liabilities held for sale	$13,141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Restatement of Previously Issued Financial Statements

The accompanying consolidated financial statements for the three and six months ended October 26, 2002 have been restated to recognize revenues upon customer receipt rather than at the time of shipment to reflect when risk of ownership is effectively transferred to the Company’s customers. In addition, the Company has revised the accounting for two vendor contracts negotiated by a subsidiary of the Company during fiscal 2001. The Company has also reclassified costs associated with acquiring and preparing inventory for distribution from selling, general and administrative expenses to direct product costs for the three and six months ended October 26, 2002, to conform to the presentation adopted in the fourth quarter of fiscal 2003, and as previously discussed, the Company has reported the financial results from certain subsidiary companies as discontinued operations. As a result of the aforementioned, the Company has restated and reclassified its financial statements for the three months and six months ended October 26, 2002.

The following summarizes the restatements and reclassifications for the three and six months ended October 26, 2002 (in thousands of dollars):

Consolidated Statements of Income	Three Months Ended October 26, 2002	Six Months Ended October 26, 2002
Revenues, previously reported	$348,891	$619,855
Adjustments for:
Revenue recognition	(20,613)	(14,347)
Discontinued operations	(25,119)	(37,593)

Revenues, restated	303,159	567,915

Direct product costs, previously reported	265,912	476,366
Adjustments for:
Revenue recognition	(16,553)	(10,196)
Vendor contracts	(55)	(134)
Reclassification of inventory related costs	2,805	5,479
Discontinued operations	(16,012)	(24,468)

Direct product costs, restated	236,097	447,047

Selling, general and administrative expenses, previously reported	58,255	114,087
Adjustments for:
Revenue recognition	(246)	(235)
Reclassification of inventory related costs	(2,805)	(5,479)
Discontinued operations	(5,185)	(8,737)

Selling, general and administrative expenses, restated	50,019	99,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Income, continued	Three Months Ended October 26, 2002	Six Months Ended October 26, 2002
Interest expense net, previously reported	223	606
Adjustments for:
Vendor contracts	7	15
Discontinued operations	(176)	(369)

Interest expense net, restated	54	252

Income before income taxes and minority interest, previously reported	24,501	28,796
Adjustments for:
Revenue recognition	(3,814)	(3,916)
Vendor contracts	48	119
Discontinued operations	(3,746)	(4,019)

Income from continuing operations before income taxes and minority interest, restated	16,989	20,980

Income tax expense, previously reported	(8,660)	(10,435)
Adjustments for:
Revenue recognition	1,495	1,518
Vendor contracts	(17)	(42)
Discontinued operations	1,424	1,515

Income tax expense-continuing operations, restated	(5,758)	(7,444)

Income from discontinued operations, previously reported	—	—
Adjustments for:
Income from operations of discontinued subsidiary companies	3,746	4,019
Income tax expense – discontinued operations	(1,424)	(1,515)

Income from discontinued operations, restated	2,322	2,504

Net income, previously reported	16,033	18,727
Adjustments for:
Revenue recognition	(2,319)	(2,398)
Vendor contracts	31	77

Net income, restated	$13,745	$16,406

Net income per share – basic, previously reported	$0.61	$0.71
Adjustments for:
Revenue recognition	(0.09)	(0.09)
Vendor contracts	—	—

Net income per share – basic, restated	$0.52	$0.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Income, continued	Three Months Ended October 26, 2002	Six Months Ended October 26, 2002
Net income per share – diluted, previously reported	$0.61	$0.71
Adjustments for:
Revenue recognition	(0.09)	(0.09)
Vendor contracts	—	—

Net income per share – diluted, restated	$0.52	$0.62

4.	Stock Plans

The Company currently has employee stock option plans. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation expense for stock plans was reflected in net income for fiscal years prior to fiscal 2004, as all stock granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective May 4, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under the prospective method, all options issued after May 4, 2003 will be accounted for utilizing the fair value provisions of SFAS No. 123. The pre-tax costs related to stock-based employee compensation included in the determination of net income for the three and six months ended November 1, 2003 was $142,000 and $256,000, respectively, which was less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested options for each period presented (in thousands of dollars except per share data):

	Three Months Ended		Six Months Ended
	November 1, 2003	October 26, 2002 (Restated)	November 1, 2003	October 26, 2002 (Restated)
Net income, as reported	$10,182	$13,745	$11,892	$16,406
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	91	—	143	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(402)	(436)	(676)	(844)

Pro forma net income	$9,871	$13,309	$11,359	$15,562

Net income per share:
Reported - basic	$0.41	$0.52	$0.48	$0.62
- diluted	$0.41	$0.52	$0.47	$0.62
Pro forma - basic	$0.40	$0.51	$0.45	$0.59
- diluted	$0.40	$0.51	$0.45	$0.59

5.	Accounts Receivable

The table below presents information about the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	November 1, 2003	May 3, 2003
Trade accounts receivable	$226,238	$226,263
Less allowances for:
Gross profit impact of estimated future returns	(8,837)	(12,759)
Bankrupt customers	—	(6,720)
Doubtful accounts	(2,905)	(4,790)

Accounts receivable, net	$214,496	$201,994

6.	Acquired Rights

The Company, principally in its proprietary products business, acquired rights to video licenses giving it the exclusive privilege to manufacture and distribute such products. The costs of acquired rights included advances paid to licensors and costs to create a master to be used for duplication. The acquired rights were amortized based upon the sales volume method over a period which was the lesser of the terms of the agreements or the products’ estimated useful lives. On a regular basis, the Company performed analyses comparing the carrying value of its acquired rights with the expected future economic benefit of these assets. Based on such analyses, the Company adjusted, when necessary, the value of its acquired rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company is selling certain subsidiary companies, and assets of these subsidiary companies included all amortized intangible assets of the Company. These intangible assets have been included in the “Assets held for sale” line item in the Company’s Consolidated Balance Sheet as of November 1, 2003.

The following information relates to intangible assets subject to amortization (in thousands of dollars):

	November 1, 2003		May 3, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License advances	—	—	$65,493	$41,347
Masters	—	—	33,794	13,225

Total	—	—	$99,287	$54,572

	November 1, 2003		May 3, 2003
Amortized Intangible Assets	Net Amount	Weighted Avg. Amortization Period	Net Amount	Weighted Avg. Amortization Period
License advances	—	n/a	$24,146	100 mos.
Masters	—	n/a	20,569	90 mos.

Total	—	n/a	$44,715	96 mos.

The following is a summary of aggregate amortization expense (in thousands of dollars):

Period	Amount
Three months ended November 1, 2003	$5,195
Three months ended October 26, 2002	7,140

Six months ended November 1, 2003	9,417
Six months ended October 26, 2002	11,573

The following table summarizes estimated amortization expense based on the value of acquired rights as of November 1, 2003 (in thousands of dollars):

Fiscal Year	Amount
2004	$9,417
2005	—
2006	—
2007	—
2008	—

The Company does not have any intangible assets, other than goodwill, which are not subject to amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	New Accounting Pronouncements

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued by the Financial Accounting Standards Board. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments based on whether such financial instruments embody an obligation of the issuer. The Company is evaluating the impact of this Statement and does not expect that SFAS No. 150 will have a significant impact on the consolidated financial position and results of operations of the Company.

8.	Segment Information

The Company has operated in two business segments: Handleman Entertainment Resources (“H.E.R.”) is responsible for music category management and distribution operations, and NCE was responsible for the Company’s proprietary operations, which included music and video product.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies,” contained in the Company’s Form 10-K for the year ended May 3, 2003. Segment data includes intersegment revenues, as well as a charge allocating corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest (“segment income”).

As described in Note 2 of Notes to Consolidated Financial Statements, the Company has reached an agreement to sell certain subsidiary companies, all of which had previously been reported in the NCE business segment. Fiscal 2004 amounts below represent all H.E.R. operations, as well as activity from remaining NCE operations other than from those companies which are held for sale. Fiscal 2003 amounts represent all H.E.R. operations, as well as results from Madacy Entertainment, which was sold in the third quarter of fiscal 2003, along with activity from remaining NCE operations other than from those companies which are held for sale.

The tables below present information about reported segments for the three months ended November 1, 2003 and October 26, 2002 (in thousands of dollars):

Three Months Ended November 1, 2003:	H.E.R.	NCE	Total
Revenues, external customers	$269,695	$55	$269,750
Intersegment revenues	—	—	—
Segment income	11,807	74	11,881
Capital expenditures	4,919	7	4,926

Three Months Ended October 26, 2002, Restated:	H.E.R.	NCE	Total
Revenues, external customers	$290,757	$21,199	$311,956
Intersegment revenues	—	8,942	8,942
Segment income	15,327	1,378	16,705
Capital expenditures	4,901	107	5,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues and total segment income to consolidated income from continuing operations before income taxes and minority interest, for the three months ended November 1, 2003 and October 26, 2002 is as follows (in thousands of dollars):

	November 1, 2003	October 26, 2002 (Restated)
Revenues
Total segment revenues	$269,750	$311,956
Corporate rental income	150	145
Elimination of intersegment revenues	—	(8,942)

Consolidated revenues	$269,900	$303,159

Income From Continuing Operations Before Income Taxes and Minority Interest

Total segment income for reportable segments	$11,881	$16,705
Interest income	316	179
Interest expense	(535)	(233)
Unallocated corporate income	421	338

Consolidated income from continuing operations before income taxes and minority interest	$12,083	$16,989

The tables below present information about reported segments as of and for the six months ended November 1, 2003 and October 26, 2002 (in thousands of dollars):

Six Months Ended November 1, 2003:	H.E.R.	NCE	Total
Revenues, external customers	$474,765	$129	$474,894
Intersegment revenues	—	—	—
Segment income	13,328	67	13,395
Total assets, excluding assets held for sale	531,039	7,441	538,480
Capital expenditures	6,684	32	6,716

Six Months Ended October 26, 2002, Restated:	H.E.R.	NCE	Total
Revenues, external customers	$542,854	$37,944	$580,798
Intersegment revenues	—	13,173	13,173
Segment income	19,465	1,078	20,543
Total assets	568,488	161,581	730,069
Capital expenditures	6,789	368	7,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues, total segment income to consolidated income from continuing operations before income taxes and minority interest, and total segment assets to consolidated assets as of and for the six months ended November 1, 2003 and October 26, 2002 is as follows (in thousands of dollars):

	November 1, 2003	October 26, 2002 (Restated)
Revenues
Total segment revenues	$474,894	$580,798
Corporate rental income	299	290
Elimination of intersegment revenues	—	(13,173)

Consolidated revenues	$475,193	$567,915

Income from Continuing Operations Before Income Taxes and Minority Interest

Total segment income for reportable segments	$13,395	$20,543
Interest income	693	334
Interest expense	(686)	(586)
Unallocated corporate income	850	689

Consolidated income from continuing operations before income taxes and minority interest	$14,252	$20,980

Assets

Total segment assets	$538,480	$730,069
Assets held for sale	73,031	—
Elimination of intercompany receivables and payables	(25,128)	(72,436)

Consolidated assets	$586,383	$657,633

9.	Comprehensive Income

Comprehensive income is net income plus certain other items recorded directly to shareholders’ equity. Comprehensive income, net of tax was $16.1 million for the six months ended November 1, 2003, compared to $19.4 million, restated, for the six months ended October 26, 2002.

10.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Six Months Ended
	Nov. 1, 2003	Oct. 26, 2002	Nov. 1, 2003	Oct. 26, 2002
Weighted average shares during the period-basic	24,742	26,202	25,034	26,339
Additional shares from assumed exercise of stock options	210	15	178	22

Weighted average shares adjusted for assumed exercise of stock options-diluted	24,952	26,217	25,212	26,361

Item 2.

Handleman Company

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company has operated in two business segments: Handleman Entertainment Resources (“H.E.R.”) and North Coast Entertainment (“NCE”). H.E.R. consists of music category management and distribution operations principally in North America and the United Kingdom (“UK”). NCE encompassed the Company’s proprietary operations, which included music and video product.

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and then reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its NCE business segment. In accordance with accounting standards, the financial results of these subsidiary companies held for sale were reported as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented. As a result, income from continuing operations for the second quarter and six-month periods of fiscal 2004 substantially included only H.E.R. operations, while the comparable periods for the second quarter of fiscal 2003, which ended October 26, 2002, predominately included all H.E.R. operations, as well as operating activities from NCE, mainly those of the Madacy Entertainment business unit, which was sold during the third fiscal quarter of last year.

Net income for the second quarter of fiscal 2004 was $10.2 million or $.41 per diluted share, compared to $13.7 million or $.52 per diluted share for the second quarter of fiscal 2003. Net income for the second quarter of this year included $1.7 million or $0.07 per diluted share from discontinued operations, including the recognition of a $1.1 million or $0.04 per diluted share after-tax impairment charge on the sale discussed above. Net income for the second quarter of last year included $2.3 million or $0.09 per diluted share from discontinued operations. Also, net income in the second quarter of last year included $1.0 million or $0.04 per diluted share from the Madacy Entertainment business unit, which, as mentioned above, was sold during the third fiscal quarter of last year.

Net income for the first six months of this year was $11.9 million or $.47 per diluted share, compared to $16.4 million or $.62 per diluted share for the comparable six-month period of last year. Net income for the six-month periods this year and last year included income from discontinued operations of $2.6 million or $0.10 per diluted share and $2.5 million or $0.09 per diluted share, respectively. Additionally, net income in the first six months of fiscal 2003 included $1.1 million or $0.04 per diluted share from the Madacy Entertainment business unit, which was sold during the third fiscal quarter of last year.

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Revenues for the second quarter of fiscal 2004 decreased 11% to $269.9 million from $303.2 million for the second quarter of fiscal 2003. Approximately 35% of the decrease in revenues for the second quarter of fiscal 2004 resulted from the absence of Madacy Entertainment revenues, due to the sale of that business unit in the third quarter of fiscal 2003. The remaining decrease in revenues resulted from lower revenues at H.E.R. Income from continuing operations for the second quarter of fiscal 2004 was $8.5 million or $.34 per diluted share, compared to $11.4 million or $.43 per diluted share for the second quarter of fiscal 2003. The decrease was due, in part, to the absence of Madacy Entertainment, which contributed $0.04 per diluted share in the second quarter of last year.

Revenues for the first six months of fiscal 2004 were $475.2 million, a 16% decrease from revenues of $567.9 million for the first six months of fiscal 2003. Income from continuing operations for the six months ended November 1, 2003 was $9.3 million or $.37 per diluted share, compared to $13.9 million or $.53 per diluted share for the comparable six-month period of last year. The absence of Madacy Entertainment from fiscal 2004 results accounted for 23% of this decrease in revenues,with the remaining decrease in revenues mainly due to lower H.E.R. revenues. Madacy Entertainment contributed $0.04 per diluted share to earnings for the six-month period ended October 26, 2002.

H.E.R. revenues were $269.7 million for the second quarter of fiscal 2004, compared to $290.8 million for the second quarter of fiscal 2003, a decrease of 7%. The decrease in H.E.R. revenues for the second quarter of this year was primarily due to lower net sales within the H.E.R. United States (“U.S.”) operation; fewer stores serviced accounted for $28.8 million of decreased revenues. Net sales in the U.S. were further negatively impacted by lower music retail sales in certain customers’ stores, and a delay, compared to the prior year, in building seasonal inventory levels for the holiday season by some of the Company’s customers. The decline in H.E.R. U.S. revenues was partially offset by higher revenues in the UK and Canadian operations of $22.1 million and $6.9 million, respectively.

H.E.R. revenues for the first six months of this year were $474.8 million, a decrease of 13% from revenues of $542.9 million for the first six months of last year. For the six-month period, this year versus last year, the H.E.R. U.S. operation was affected by fewer stores serviced, which accounted for $48.5 million in decreased revenues, and again, by lower music retail sales in certain customers’ stores, and the delay of seasonal inventory buildup by some of the Company’s customers. The decline in H.E.R. U.S. revenues was offset, in part, by revenue increases in the UK and Canada for the first six months of fiscal 2004 of $23.2 million and $8.0 million, respectively, compared to the first six months of fiscal 2003.

Direct product costs as a percentage of revenues was 79.5% for the second quarter ended November 1, 2003, compared to 77.9% for the second quarter ended October 26, 2002. This increase in direct product costs as a percentage of revenues, for the second quarter of this fiscal year, was primarily due to the absence of Madacy Entertainment in fiscal 2004, which historically operated at lower direct product costs as a percentage of revenues than the Company’s other operating units. Direct product costs for the second quarters ended November 1, 2003 and October 26, 2002 included costs associated with acquiring and preparing inventory for distribution in the amounts of $2.5 million and $2.8 million, respectively. Consolidated direct product costs as a percentage of revenues was 79.0% for the first six months of fiscal 2004, compared to 78.7% for the first six months of fiscal 2003. Direct product costs for the first six months of fiscal 2004 and 2003 included costs associated with acquiring and preparing inventory for distribution of $4.9 million and $5.5 million, respectively.

Selling, general and administrative (“SG&A”) expenses were $43.1 million or 16.0% of revenues for the second quarter of fiscal 2004, compared to $50.0 million or 16.5% of revenues for the second quarter of fiscal 2003. The lower level of SG&A expenses in the second quarter of this year, both in dollars and as a percentage of revenues, was mainly due to the absence of Madacy Entertainment in fiscal 2004; Madacy Entertainment historically incurred higher SG&A expenses, as a percentage of revenues, than the Company’s other operating units. SG&A expenses for the first six months of this year were $85.3 million or 18.0% of revenues, compared to $99.6 million or 17.5% of revenues for the first six months of last year. The lower SG&A expenses for the first six months of this fiscal year were, again, mainly attributable to the absence of Madacy Entertainment. However, the increase in SG&A expenses as a percentage of revenues, over the comparable six-month period last year, was primarily due to the Company’s fixed cost structure and lower year-to-date revenues in fiscal 2004 versus those in fiscal 2003.

Income before interest, income taxes and minority interest (“operating income”) for the second quarter of fiscal 2004 was $12.3 million, compared to $17.0 million for the second quarter of fiscal

2003. Operating income for the first six months of this fiscal year was $14.2 million, compared to $21.2 million for the first six months of last fiscal year. Approximately 45% and 39%, respectively, of the decline in operating income was attributable to the absence of Madacy Entertainment in the year-over-year three-month and six-month periods; with the remaining decrease resulting from lower operating income at H.E.R.

H.E.R. operating income for the second quarter of this year was $11.8 million, compared to $15.3 million for the second quarter of last year, a decrease of 23%. The lower H.E.R. operating income was due to a decrease in its U.S. operating income, compared to the same period last year, primarily due to the lower sales volume, as previously discussed. The lower U.S. operating income was partially offset by an improvement in operating income within the H.E.R. UK operation, chiefly due to lower direct product costs as a percentage of revenues resulting from achieving more favorable vendor terms, and a reduction in the operating loss of $2.1 million at the Company’s e-commerce subsidiary due to the refocusing of that subsidiary, in the third quarter of last year, to better align its operations with the Company’s core competencies of distribution and category management. H.E.R. operating income for the first six months of fiscal 2004 was $13.3 million, compared to $19.5 million for the first six months of fiscal 2003.

Interest expense, net for the second quarter of fiscal 2004 was $0.2 million, compared to $0.1 million for the second quarter of fiscal 2003. During the second quarter of this fiscal year, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $474,000, which is included in interest expense, net. The Company would have incurred interest expense of $598,000 had it held the senior note to maturity. Interest expense, net for the six months ended November 1, 2003 approximated break even, compared to $0.3 million for the six-month period ended October 26, 2002.

The following table summarizes the Company’s cash obligations and commitments as of November 1, 2003, along with their expected effect on its liquidity and cash flows in future periods (in thousands of dollars):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other long-term obligations	$4,725	$1,737	$2,988	$—	$—
Operating leases and other commitments	21,864	4,814	10,330	2,057	4,663
Less: operating sub-leases	(733)	(194)	(539)	—	—
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$29,217	$9,718	$12,779	$2,057	$4,663

The above table includes obligations of the subsidiary companies held for sale totaling $0.8 million as of November 1, 2003.

The effective income tax rate for the second quarter of fiscal 2004 was 29.4% compared to 33.9% for the second quarter of fiscal 2003. The lower tax rate this year was primarily due to benefits recognized from certain operating losses the Company incurred during the first quarter of this year. The effective income tax rate for the first six months of fiscal 2004 was 34.8% compared to 35.5% for the same period last year.

During the second quarter of fiscal 2004, the Company repurchased 452,100 shares of its common stock at an average price of $17.11 per share. As of November 1, 2003, the Company had repurchased 1.6 million shares, or 31% of the shares authorized by its Board of Directors under a 20% share repurchase program. The Company plans to use a portion of the proceeds from the sale of certain NCE subsidiary companies to make further purchases under the current share repurchase authorization.

As mentioned earlier, during the second quarter of this year, the Company reached an agreement to sell certain subsidiary companies within its NCE business segment. The sale was completed on December 11, 2003, and generated approximately $60,000,000 in cash. As a result of the sale, the Company recorded a pre-tax impairment charge related to the transaction in the amount of $0.7 million in the second quarter of this fiscal year. The Company also recorded $0.4 million of income tax expense related to the transaction due to book versus tax basis differences. The after-tax loss on the sale totaled $1.1 million or $0.04 per diluted share, which was included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income. Additionally, in accordance with accounting standards, the assets and liabilities of these subsidiary companies were classified as “held for sale” on the Company’s Consolidated Balance Sheets as of November 1, 2003.

Accounts receivable at November 1, 2003 was $214.5 million, compared to $202.0 million at May 3, 2003. The increase reflects the higher sales volume in the second quarter of this year versus the fourth quarter of last year.

Merchandise inventories at November 1, 2003 was $176.6 million, compared to $120.0 million at May 3, 2003. This increase was primarily due to higher inventory purchases in preparation for the upcoming holiday season.

Intangible assets, net are zero as of November 1, 2003, compared to $44.7 million at May 3, 2003. The intangible assets comprising the balance at May 3, 2003, were related to the subsidiary companies which are held for sale, and accordingly, are included in “Assets held for sale” as of November 1, 2003.

Accounts payable increased to $227.8 million at November 1, 2003 from $159.7 million at May 3, 2003. The increase in accounts payable chiefly resulted from higher inventory purchases in the second quarter of fiscal 2004, compared to the fourth quarter of fiscal 2003, as mentioned above.

Accrued and other liabilities decreased to $30.4 million at November 1, 2003, from $40.6 million at May 3, 2003. The decrease was mainly attributable to decreases in accrued compensation related items and the reclassification of accrued royalties to “Liabilities held for sale.”

The Company has an unsecured $170 million line of credit arranged with a consortium of banks. During the second quarter of this year, the expiration date of this agreement was extended one year to August 2006. Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as repurchases of common stock under the Company’s stock repurchase program. The Company had no borrowings against its line of credit at November 1, 2003 or May 3, 2003. As discussed above, during the second quarter of this year, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million.

On September 10, 2003, the Company announced the reinstatement of a quarterly cash dividend. As a result, the initial dividend of $0.07 per share, totaling $1.7 million, was paid on October 10, 2003 to shareholders of record at the close of business on September 24, 2003.

Cash provided from operating activities for the first six months of fiscal 2004 was $0.5 million, compared to cash provided from operating activities of $15.9 million for the comparable six-month period of last year. The decrease in cash flows from operating activities was primarily related to a decrease in net income, lower levels of non-cash charges (principally depreciation expense and recoupment/amortization of acquired rights), and an increased investment in accounts receivable, partially offset by incremental financing from accounts payable. Net cash used by investing activities decreased to $13.0 million for the six months ended November 1, 2003, from cash used by investing activities of $18.3 million for the six months ended October 26, 2002. The reduction in cash used by investing activities was primarily attributable to the Company’s investments in subsidiary companies during the first half of last fiscal year of $5.8 million, and a favorable year-over-year change in acquired rights expenditures of $3.5 million, partially offset by a reduction in year-over-year proceeds from the disposition of properties and equipment of $4.5 million. Cash used by financing activities was $23.0 million for the first six months of this fiscal year, compared to cash used by financing activities of $11.0 million for the first six months of last fiscal year. The increase in cash used by financing activities was primarily due to repurchases of the Company’s common stock.

Reference should be made to Notes 4 and 7 of the Notes to Consolidated Financial Statements, in this Form 10-Q, for new accounting pronouncements adopted in fiscal 2004, and those currently being evaluated by the Company.

The Company expects sales from continuing operations for its third and fourth quarters of this fiscal year to be comparable to, or slightly greater than, sales from continuing operations for its third and fourth quarters of last year, which were $711.0 million. The sales forecast this year is based on the Company servicing the same number of customers’ stores it currently does. As a result, the Company expects fully diluted earnings per share from continuing operations in the second half of this fiscal year to be equal to, or slightly greater than, the fully diluted earnings per share from continuing operations of $1.03 earned in the second half of last fiscal year. Accordingly, the Company expects fully diluted net income per share for the fiscal year ending May 1, 2004 to fall within the range of $1.50 to $1.55 per share, of which fully diluted earnings per share from continuing operations will fall within the range of $1.40 to $1.45 per share.

* * * * * * * * * * * *

This document contains forward-looking statements, which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitation, conditions in the music industry, business with a key customer following its emergence from Chapter 11 proceedings, the conclusion of the sale of certain subsidiary companies, the ability to enter into profitable agreements with customers in the new businesses outlined in the Company’s strategic growth plan, securing funding or providing sufficient cash required to build and grow new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, effects of electronic commerce, effects of music product piracy, relationships with the Company’s lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company’s Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934 (the “Act”) as of November 1, 2003 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the second fiscal quarter ended November 1, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An Annual Meeting of Shareholders of Handleman Company was held on October 14, 2003. One item was voted on at the Annual Meeting, the election of directors. The following individuals were elected as directors of the Company: James B. Nicholson, 22,067,715 votes for, 321,945 votes withheld; Lloyd E. Reuss, 22,069,412 votes for, 320,248 votes withheld; and Stephen Strome, 21,638,383 votes for, 751,277 votes withheld.

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

During the quarter ended November 1, 2003, the Company filed the following Current Reports on Form 8-K:

(1) On August 4, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting Registrant’s application for an extension to file its Form 10-K for the fiscal year ended May 3, 2003.

(2) On August 20, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting Registrant’s filing of its Form 10-K for the fiscal year ended May 3, 2003.

(3) On September 5, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting Registrant’s financial results for the first quarter ended August 2, 2003.

(4) On September 12, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting Registrant’s initiation of a quarterly cash dividend.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDLEMAN COMPANY

DATE:	December 16, 2003	BY:	/s/ Stephen Strome
STEPHEN STROME
Chairman of the Board and Chief Executive Officer

DATE:	December 16, 2003	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)