Form 10-Q
period 2004-01-31
HANDLEMAN CO /MI/
filed 2004-03-12
CIK 314727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended January 31, 2004	Commission File Number 1-7923

Handleman Company

(Exact name of registrant as specified in its charter)

Michigan	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Kirts Boulevard, Troy, Michigan	48084-4142	Area Code 248 362-4400
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

    YES      X        NO

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    YES      X        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	DATE	SHARES OUTSTANDING
Common Stock - $.01 Par Value	March 5, 2004	23,851,008

HANDLEMAN COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2004 AND 2003

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months		Nine Months
	2004 (13 Weeks)	2003 (Restated) (14 Weeks)	2004 (39 Weeks)	2003 (Restated) (40 Weeks)
Revenues	$443,902	$450,477	$919,095	$1,018,392
Costs and expenses:
Direct product costs	357,049	363,794	732,682	810,841
Selling, general and administrative expenses	53,787	54,724	139,102	154,360
Impairment of subsidiary assets	—	33,100	—	33,100
Interest (income) expense, net	(248)	(173)	(255)	79

Income (loss) from continuing operations before income taxes and minority interest	33,314	(968)	47,566	20,012
Income tax (expense) benefit	(12,170)	3,984	(17,128)	(3,460)
Minority interest	—	—	—	366

Income from continuing operations	21,144	3,016	30,438	16,918

Discontinued operations (Note 2):
Income from operations of discontinued subsidiary companies (including loss on disposal of $665 for the nine months ended January 31, 2004)	—	672	5,341	4,691
Income tax expense	—	(261)	(2,743)	(1,776)

Income from discontinued operations	—	411	2,598	2,915

Net income	$21,144	$3,427	$33,036	$19,833

Income per share:
Continuing operations - basic	$0.87	$0.12	$1.23	$0.65

Continuing operations - diluted	$0.86	$0.12	$1.23	$0.65

Discontinued operations - basic	$—	$0.01	$0.10	$0.11

Discontinued operations - diluted	$—	$0.01	$0.10	$0.11

Net income - basic	$0.87	$0.13	$1.33	$0.76

Net income - diluted	$0.86	$0.13	$1.33	$0.76

Weighted average number of shares outstanding during the period
Basic	24,292	25,792	24,787	26,157

Diluted	24,506	25,845	24,912	26,178

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2004 AND MAY 3, 2003

(in thousands of dollars except share data)

	January 31, 2004 (Unaudited)	May 3, 2003
ASSETS
Current assets:
Cash and cash equivalents	$76,043	$62,698
Accounts receivable, less allowances of $11,130 at January 31, 2004 and $24,269 at May 3, 2003	249,336	201,994
Merchandise inventories	132,286	119,979
Other current assets	9,795	17,993

Total current assets	467,460	402,664

Property and equipment:
Land, buildings and improvements	13,756	13,917
Display fixtures	30,767	32,876
Computer hardware and software	47,175	35,195
Equipment, furniture and other	35,106	33,073

	126,804	115,061
Less accumulated depreciation	65,594	59,328

	61,210	55,733

Goodwill, net	3,406	3,406
Intangible assets, net	—	44,715
Other assets, net	19,848	19,046

Total assets	$551,924	$525,564

LIABILITIES
Current liabilities:
Accounts payable	$185,544	$159,747
Debt, current portion	—	3,571
Accrued and other liabilities	39,385	40,630

Total current liabilities	224,929	203,948

Debt, non-current	—	3,571
Other liabilities	5,794	9,199

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 23,907,000 and 25,659,000 shares issued at January 31, 2004 and May 3, 2003, respectively	239	257
Accumulated other comprehensive income (loss)	5,921	(4,716)
Unearned compensation	(7,868)	(3,141)
Retained earnings	322,909	316,446

Total shareholders’ equity	321,201	308,846

Total liabilities and shareholders’ equity	$551,924	$525,564

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2004

(UNAUDITED)

(in thousands of dollars)

	Nine Months (39 Weeks)
	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
May 3, 2003	25,659	$257	$(591)	$(4,125)	$(3,141)	$316,446	$308,846
Net income						33,036	33,036
Adjustment for foreign currency translation			10,637				10,637

Comprehensive income, net of tax							43,673

Cash dividends, $.14 per share						(3,439)	(3,439)
Common stock repurchased	(2,094)	(21)				(38,232)	(38,253)
Common stock issuances, net of forfeitures, in connection with employee benefit plans	342	3			(4,727)	14,156	9,432
Tax benefit from exercise of stock options						942	942

January 31, 2004	23,907	$239	$10,046	$(4,125)	$(7,868)	$322,909	$321,201

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED JANUARY 31, 2004 AND 2003

(UNAUDITED)

(in thousands of dollars)

	Nine Months
	2004 (39 Weeks)	2003 (Restated) (40 Weeks)
Cash flows from operating activities:
Net income	$33,036	$19,833

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11,867	14,029
Amortization of acquisition costs	—	135
Recoupment/amortization of acquired rights	9,417	16,519
Gain on disposal of property and equipment	101	1,125
Impairment of subsidiary assets	665	33,100
Tax benefit from exercise of stock options	942	350

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(68,572)	31,952
Increase in merchandise inventories	(22,867)	(1,167)
Decrease in other operating assets	8,623	5,551
Increase (decrease) in accounts payable	32,636	(22,513)
Increase (decrease) in other operating liabilities	280	(15,107)

Total adjustments	(26,908)	63,974

Net cash provided from operating activities	6,128	83,807

Cash flows from investing activities:
Additions to property and equipment	(17,521)	(11,624)
Proceeds from disposition of properties and equipment	250	4,738
License advances and acquired rights	(6,522)	(14,242)
Proceeds from sale of subsidiary companies	59,776	—
Additional investments in subsidiary companies	—	(5,840)

Net cash provided from (used by) investing activities	35,983	(26,968)

Cash flows from financing activities:
Cash dividends	(3,439)	—
Issuances of debt	287,619	1,761,500
Repayments of debt	(294,762)	(1,783,398)
Repurchase of common stock	(38,253)	(9,200)
Other changes in shareholders’ equity, net	20,069	8,052

Net cash used by financing activities	(28,766)	(23,046)

Net increase in cash and cash equivalents	13,345	33,793
Cash and cash equivalents at beginning of period	62,698	20,254

Cash and cash equivalents at end of period	$76,043	$54,047

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Income, Shareholders’ Equity and Cash Flows contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2004, the results of operations for the three and nine months and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the nine months ended January 31, 2004 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of May 3, 2003 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 3, 2003, including the discussion of the Company’s critical accounting policies.

2.	Discontinued Operations

During the second quarter ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its North Coast Entertainment (“NCE”) business segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented since the operations and cash flows of these companies are eliminated from the ongoing operations of the Company upon completion of the sale. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction. Under the provisions of SFAS No. 144, the Company recorded a pre-tax impairment charge of $665,000 ($1,057,000 after tax) in the second quarter of fiscal 2004; this impairment charge is included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income. The sale was completed on December 11, 2003 and generated approximately $59,800,000 in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Restatement of Previously Issued Financial Statements

The accompanying consolidated financial statements for the three and nine months ended January 31, 2003 have been restated to recognize revenues upon customer receipt rather than at the time of shipment to reflect when risk of ownership is effectively transferred to the Company’s customers. In addition, the Company has revised the accounting for two vendor contracts negotiated by a subsidiary of the Company during fiscal 2001. The Company has also reclassified costs associated with acquiring and preparing inventory for distribution from selling, general and administrative expenses to direct product costs for the three and nine months ended January 31, 2003, to conform to the presentation adopted in the fourth quarter of fiscal 2003; and as previously discussed, the Company has reported the financial results from certain subsidiary companies as discontinued operations. As a result of the aforementioned, the Company has restated and reclassified its financial statements for the three months and nine months ended January 31, 2003.

The following summarizes the restatements and reclassifications for the three and nine months ended January 31, 2003 (in thousands of dollars):

Consolidated Statements of Income	Three Months Ended January 31, 2003	Nine Months Ended January 31, 2003
Revenues, previously reported	$437,595	$1,057,450
Adjustments for:
Revenue recognition	29,751	15,404
Discontinued operations	(16,869)	(54,462)

Revenues, restated	450,477	1,018,392

Direct product costs, previously reported	347,679	824,045
Adjustments for:
Revenue recognition	23,800	13,604
Vendor contracts	(81)	(215)
Reclassification of inventory related costs	3,034	8,513
Discontinued operations	(10,638)	(35,106)

Direct product costs, restated	363,794	810,841

Selling, general and administrative expenses, previously reported	62,725	176,812
Adjustments for:
Revenue recognition	472	237
Reclassification of inventory related costs	(3,034)	(8,513)
Discontinued operations	(5,439)	(14,176)

Selling, general and administrative expenses, restated	54,724	154,360

Interest (income) expense net, previously reported	(60)	546
Adjustments for:
Vendor contracts	7	22
Discontinued operations	(120)	(489)

Interest (income) expense net, restated	(173)	79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Income, continued	Three Months Ended January 31, 2003	Nine Months Ended January 31, 2003

(Loss) income before income taxes and minority interest, previously reported	(5,849)	22,947
Adjustments for:
Revenue recognition	5,479	1,563
Vendor contracts	74	193
Discontinued operations	(672)	(4,691)

(Loss) income from continuing operations before income taxes and minority interest, restated	(968)	20,012

Income tax benefit (expense), previously reported	5,873	(4,562)
Adjustments for:
Revenue recognition	(2,124)	(606)
Vendor contracts	(26)	(68)
Discontinued operations	261	1,776

Income tax benefit (expense)-continuing operations, restated	3,984	(3,460)

Income from discontinued operations, previously reported	—	—
Adjustments for:
Income from operations of discontinued subsidiary companies	672	4,691
Income tax expense - discontinued operations	(261)	(1,776)

Income from discontinued operations, restated	411	2,915

Net income, previously reported	24	18,751
Adjustments for:
Revenue recognition	3,355	957
Vendor contracts	48	125

Net income, restated	$3,427	$19,833

Net income per share - basic, previously reported	$0.00	$0.72
Adjustments for:
Revenue recognition	0.13	0.04
Vendor contracts	—	—

Net income per share - basic, restated	$0.13	$0.76

Net income per share - diluted, previously reported	$0.00	$0.72
Adjustments for:
Revenue recognition	0.13	0.04
Vendor contracts	—	—

Net income per share - diluted, restated	$0.13	$0.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Stock Plans

The Company currently has employee stock plans. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation expense for stock options was reflected in net income for fiscal years prior to fiscal 2004, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective May 4, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under the prospective method, all stock options issued on or after May 4, 2003 are accounted for utilizing the fair value provisions of SFAS No. 123. The pre-tax costs related to stock options included in the determination of net income for the three and nine months ended January 31, 2004 was $163,000 and $419,000, respectively, which was less than that which would have been recognized if the fair value method had been applied to all stock option awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock options for each period presented (in thousands of dollars except per share data):

		Three Months Ended		Nine Months Ended
		January 31, 2004	January 31, 2003 (Restated)	January 31, 2004	January 31, 2003 (Restated)
Net income, as reported		$21,144	$3,427	$33,036	$19,833
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		104	—	247	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(412)	(483)	(1,088)	(1,327)

Pro forma net income		$20,836	$2,944	$32,195	$18,506

Net income per share:
Reported	- basic	$0.87	$0.13	$1.33	$0.76
	- diluted	$0.86	$0.13	$1.33	$0.76

Pro forma	- basic	$0.86	$0.11	$1.30	$0.71
	- diluted	$0.85	$0.11	$1.29	$0.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2004	May 3, 2003
Trade accounts receivable	$260,466	$226,263
Less allowances for:
Gross profit impact of estimated future returns	(8,336)	(12,759)
Bankrupt customers	—	(6,720)
Doubtful accounts	(2,794)	(4,790)

Accounts receivable, net	$249,336	$201,994

6.	Acquired Rights

The Company, principally in its proprietary products business within its NCE business segment, acquired rights to video licenses giving it the exclusive privilege to manufacture and distribute such products. The costs of acquired rights included advances paid to licensors and costs to create a master to be used for duplication. The acquired rights were amortized based upon the sales volume method over a period which was the lesser of the terms of the agreements or the products’ estimated useful lives. On a regular basis, the Company performed analyses comparing the carrying value of its acquired rights with the expected future economic benefit of these assets. Based on such analyses, the Company adjusted, when necessary, the value of its acquired rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company has sold certain subsidiary companies, and assets of these subsidiary companies included all amortized intangible assets of the Company.

The following information relates to intangible assets subject to amortization (in thousands of dollars):

	January 31, 2004		May 3, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License advances	—	—	$65,493	$41,347
Masters	—	—	33,794	13,225

Total	—	—	$99,287	$54,572

	January 31, 2004		May 3, 2003
Amortized Intangible Assets	Net Amount	Weighted Avg. Amortization Period	Net Amount	Weighted Avg. Amortization Period
License advances	—	n/a	$24,146	100 mos.
Masters	—	n/a	20,569	90 mos.

Total	—	n/a	$44,715	96 mos.

The following is a summary of aggregate amortization expense (in thousands of dollars):

Period	Amount
Three months ended January 31, 2004	$—
Three months ended January 31, 2003	4,946

Nine months ended January 31, 2004	9,417
Nine months ended January 31, 2003	16,535

The following table summarizes estimated amortization expense based on the value of acquired rights as of January 31, 2004 (in thousands of dollars):

Fiscal Year	Amount
2004	$9,417
2005	—
2006	—
2007	—
2008	—

The Company does not have any intangible assets, other than goodwill, which are not subject to amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	New Accounting Pronouncements

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments based on whether such financial instruments embody an obligation of the issuer. The Company has evaluated the impact of this Statement and will adopt SFAS No. 150 as necessary. Currently, the Company does not have any financial instruments that meet the criteria defined in this Statement.

In December 2003, SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was issued by the FASB. SFAS No. 132 (revised) expands employers’ disclosures related to pension plans and other postretirement benefit plans, specifically, disclosures related to the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans. The Company will adopt the revisions of this Statement effective with its fiscal 2004 Annual Report on Form 10-K, as required.

In December 2003, a revision of Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, was issued by the FASB. The revisions of FIN No. 46 provide further guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate a variable interest entity. The Company has evaluated the revisions of FIN No. 46 and does not expect this interpretation to have a significant impact on its operating results.

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

As described in Note 2 of Notes to Consolidated Financial Statements, the Company has sold certain subsidiary companies, all of which had previously been reported in the NCE business segment. Fiscal 2004 amounts below represent all H.E.R. operations, as well as activity from remaining NCE operations other than from those companies which were sold. Fiscal 2003 amounts represent all H.E.R. operations, as well as NCE results including Madacy Entertainment, which was sold in the third quarter of fiscal 2003, and activity from remaining NCE operations other than from those companies which were sold in the second quarter of fiscal 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reported segments for the three months ended January 31, 2004 and January 31, 2003 (in thousands of dollars):

Three Months Ended January 31, 2004:	H.E.R.	NCE	Total
Revenues, external customers	$443,534	$—	$443,534
Intersegment revenues	—	—	—
Segment income (loss)	34,487	(589)	33,898
Capital expenditures	10,805	—	10,805

Three Months Ended January 31, 2003, Restated:	H.E.R.	NCE	Total
Revenues, external customers	$443,809	$6,523	$450,332
Intersegment revenues	—	3,864	3,864
Segment income (loss)	33,031	(1,449)	31,582
Impairment of subsidiary assets	(5,066)	(28,034)	(33,100)
Capital expenditures	4,426	42	4,468

A reconciliation of total segment revenues to consolidated revenues and total segment income to consolidated income from continuing operations before income taxes and minority interest, for the three months ended January 31, 2004 and January 31, 2003 is as follows (in thousands of dollars):

	January 31, 2004	January 31, 2003 (Restated)
Revenues
Total segment revenues	$443,534	$454,196
Corporate income	368	145
Elimination of intersegment revenues	—	(3,864)

Consolidated revenues	$443,902	$450,477

Income From Continuing Operations Before Income Taxes and Minority Interest
Total segment income for reportable segments	$33,898	$31,582
Impairment of subsidiary assets	—	(33,100)
Interest income	408	493
Interest expense	(160)	(320)
Unallocated corporate (expense) income	(832)	377

Consolidated income (loss) from continuing operations before income taxes and minority interest	$33,314	$(968)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reported segments as of and for the nine months ended January 31, 2004 and January 31, 2003 (in thousands of dollars):

Nine Months Ended January 31, 2004:	H.E.R.	NCE	Total
Revenues, external customers	$918,299	$129	$918,428
Intersegment revenues	—	—	—
Segment income (loss)	47,815	(522)	47,293
Total assets, excluding assets held for sale	575,912	15	575,927
Capital expenditures	17,489	32	17,521

Nine Months Ended January 31, 2003, Restated:	H.E.R.	NCE	Total

Revenues, external customers	$986,663	$31,294	$1,017,957
Intersegment revenues	—	17,037	17,037
Segment income (loss)	52,496	(371)	52,125
Impairment of subsidiary assets	(5,066)	(28,034)	(33,100)
Total assets	504,068	75,205	579,273
Capital expenditures	11,214	410	11,624

A reconciliation of total segment revenues to consolidated revenues, total segment income to consolidated income from continuing operations before income taxes and minority interest, and total segment assets to consolidated assets as of and for the nine months ended January 31, 2004 and January 31, 2003 is as follows (in thousands of dollars):

	January 31, 2004	January 31, 2003 (Restated)
Revenues

Total segment revenues	$918,428	$1,034,994
Corporate income	667	435
Elimination of intersegment revenues	—	(17,037)

Consolidated revenues	$919,095	$1,018,392

Income from Continuing Operations Before Income Taxes and Minority Interest

Total segment income for reportable segments	$47,293	$52,125
Impairment of subsidiary assets	—	(33,100)
Interest income	1,101	827
Interest expense	(846)	(906)
Unallocated corporate income	18	1,066

Consolidated income from continuing operations before income taxes and minority interest	$47,566	$20,012

Assets

Total segment assets	$575,927	$579,273
Assets held for sale	—	42,882
Elimination of intercompany receivables and payables	(24,003)	(59,192)

Consolidated assets	$551,924	$562,963

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Comprehensive Income

Comprehensive income is summarized as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	January 31, 2004	January 31, 2003 (Restated)	January 31, 2004	January 31, 2003 (Restated)
Net income	$21,144	$3,427	$33,036	$19,833
Change in foreign currency translation adjustments	6,442	3,681	10,637	6,687

Total comprehensive income	$27,586	$7,108	$43,673	$26,520

Accumulated other comprehensive income (loss) is comprised of the following (in thousands of dollars):

	January 31, 2004	May 3, 2003
Foreign currency translation adjustments	$10,046	$(591)
Minimum pension liability, net of tax	(4,125)	(4,125)

Total accumulated other comprehensive income (loss)	$5,921	$(4,716)

10.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
Weighted average shares during the period-basic	24,292	25,792	24,787	26,157
Additional shares from assumed exercise of stock options	214	53	125	21

Weighted average shares adjusted for assumed exercise of stock options-diluted	24,506	25,845	24,912	26,178

11.	Contingencies

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The court approved this designation, and Handleman received $49 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. The District Court’s order did not require repayment of the amounts received by the critical trade vendors. Kmart immediately appealed the District

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Court’s ruling to the United States Court of Appeals. Handleman Company subsequently was permitted to intervene and participate in that appeal. Kmart emerged from bankruptcy in May 2003. During the pendency of its appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court in June 2003, asking that the $49 million be reimbursed. On February 24, 2004, the Court of Appeals affirmed the District Court’s order. The Company is considering whether to ask the U.S. Supreme Court to grant a writ of certiorari and review this matter. The range of the potential liability is zero to $49 million with no amount within this range representing a better estimate than any other amount. Since the Company is unable to estimate the effect on it of the outcome of this matter, no accrual has been recorded for this contingent liability. The Company’s position is that, as a result of being named a critical trade vendor, its economic concessions were substantially equivalent to the $49 million payment received.

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

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its NCE business segment. In accordance with accounting standards, the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the ongoing operations and cash flows of these companies are eliminated from the ongoing operations of the Company upon completion of the sale. As a result, income from continuing operations for the third quarter and nine-month periods of fiscal 2004, which ended January 31, 2004, substantially included only H.E.R. operations. Comparable periods for fiscal 2003, which ended January 31, 2003, though predominately reflective of H.E.R. operations, also included results from Madacy Entertainment, which was sold during the third quarter of fiscal 2003, and activity from remaining NCE operations, other than those companies which were sold in the second quarter of fiscal 2004. The sale of Anchor Bay Entertainment was completed on December 11, 2003 and generated approximately $59.8 million in cash. Reference should be made to Note 8 in Notes to Consolidated Financial Statements for additional information regarding the H.E.R. and NCE operating segments.

Overview

The Company’s third quarter and first nine months of this fiscal year consisted of 13 and 39 weeks, respectively, whereas the comparable periods last year consisted of 14 and 40 weeks, respectively. The Company’s fiscal year 2004 will end on May 1, 2004 and will consist of 52 weeks, whereas its fiscal year 2003 ended on May 3, 2003 and consisted of 53 weeks.

Net income for the third quarter of fiscal 2004 was $21.1 million or $.86 per diluted share, compared to $3.4 million or $.13 per diluted share for the third quarter of fiscal 2003. Net income for the third quarter of last year included after tax impairment charges related to the sale of Madacy Entertainment and the refocusing of Handleman Online, the Company’s e-commerce unit, of $14.1 million and $3.3 million, respectively, or a total of $0.67 per diluted share. Also, net income for the third quarter of last year included $0.4 million, or $.01 per diluted share, from discontinued operations.

Net income for the first nine months of this fiscal year was $33.0 million or $1.33 per diluted share, compared to $19.8 million or $.76 per diluted share for the comparable nine-month period of last year. Net income for the nine-month periods this year and last year included income from discontinued operations of $2.6 million or $.10 per diluted share and $2.9 million or $.11 per diluted share, respectively. Additionally, net income in the first nine months of fiscal 2003 included the previously mentioned after tax impairment charges related to Madacy Entertainment and Handleman Online, as well as net income of $0.6 million or $.02 per diluted share from operating activities of the Madacy Entertainment business unit.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Revenues for the third quarter of fiscal 2004 decreased to $443.9 million from $450.5 million for the third quarter of fiscal 2003. Approximately 93% of the decrease in revenues for the third quarter of fiscal 2004 resulted from the absence of Madacy Entertainment revenues, due to the sale of that business unit in the third quarter of fiscal 2003. Income from continuing operations for the third quarter of fiscal 2004 was $21.1 million or $.86 per diluted share, compared to $3.0 million or $.12 per diluted share for the third quarter of fiscal 2003. The year-over-year increase in income from continuing operations principally resulted from the inclusion of impairment charges related to subsidiary assets in the third quarter of last year, as discussed above.

Revenues for the first nine months of fiscal 2004 were $919.1 million, a 10% decrease from revenues of $1,018.4 million for the first nine months of fiscal 2003. The absence of Madacy Entertainment from fiscal 2004 results accounted for 28% of this decrease in revenues, with the remaining decrease in revenues predominately due to lower H.E.R. revenues. Income from continuing operations for the nine months ended January 31, 2004 was $47.6 million or $1.23 per diluted share, compared to $20.0 million or $.65 per diluted share for the comparable nine-month period of last year.

H.E.R. revenues were $443.5 million for the third quarter of fiscal 2004, down slightly from revenues of $443.8 million for the third quarter of fiscal 2003. This slight decrease in revenues was a result of lower revenues within the H.E.R. United States (“U.S.”) operation of $25.3 million, due to fewer stores serviced this year compared to last year. The decline in H.E.R. U.S. revenues was offset, in part, by higher revenues in the UK and Canadian operations of $17.0 million and $7.9 million, respectively. The revenue increases in the UK and Canada were partially due to stronger local currencies in both countries, accounting for 50% and 92% of the increased revenues, respectively.

H.E.R. revenues for the first nine months of this fiscal year were $918.3 million, compared to $986.7 million for the first nine months of last year. This decline was mainly due to lower revenues within the H.E.R. U.S. operation of $127.2 million. This decrease in H.E.R. U.S. revenues was primarily attributable to lower year-over-year shipments on a comparable store basis to a key customer in the amount of $105.7 million and fewer stores serviced this year, accounting for an additional $77.1 million; these declines were offset, in part, by incremental revenues generated from a test program for potential new business. This decrease in H.E.R. U.S. revenues was partially offset by increased revenues within the UK and Canadian operations of $40.2 million and $15.9 million, respectively, over the same period last year. Approximately 36% and 81% of the increased revenues in the UK and Canada, respectively, resulted from stronger local currencies, as discussed earlier.

Consolidated direct product costs as a percentage of revenues was 80.4% for the third quarter ended January 31, 2004, compared to 80.8% for the third quarter ended January 31, 2003. This decrease was primarily due to lower direct product costs within the Company’s UK operation, resulting from improved terms from vendors. Consolidated direct product costs for both the third quarters ended January 31, 2004 and January 31, 2003 included costs associated with acquiring and preparing inventory for distribution in the amount of $3.0 million. Consolidated direct product costs as a percentage of revenues was 79.7% for the first nine months of fiscal 2004, compared to 79.6% for the first nine months of fiscal 2003. Direct product costs for the first nine months of fiscal 2004 and 2003 included costs associated with acquiring and preparing inventory for distribution of $7.9 million and $8.5 million, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses were $53.8 million or 12.1% of revenues for the third quarter of fiscal 2004, compared to $54.7 million or 12.1% of revenues for the third quarter of fiscal 2003. SG&A expenses for the third quarter of this fiscal year included $3.3 million dollars of costs related to the performance share component of the Company’s long-term incentive plan, compared to $0.6 million for the comparable period last year; and a foreign currency translation adjustment charge of $1.7 million related to the Mexico operation, resulting from the substantial liquidation of the investment in this business unit as it transitions from a full category management and distribution operation to a service model organization, similar to those currently in place in Brazil and Argentina. Also during the third quarter, the Company recognized foreign exchange gains of $0.9 million, primarily resulting from the Company’s UK and Canadian operations. Additionally, SG&A expenses for the third quarter of fiscal 2004 were reduced by the capitalization of internal labor costs, in the amount of $3.3 million, associated with the development of computer software primarily related to the Company’s implementation of an integrated Oracle ERP solution. Consolidated SG&A expenses for the first nine months of this year were $139.1 million or 15.1% of revenues, compared to $154.4 million or 15.2% of revenues for the first nine months of last year. The decrease in SG&A expenses for the nine-month period of this year was predominately a result of the lower year-over-year revenues, as discussed earlier.

Income before interest, income taxes and minority interest (“operating income”) for the third quarter of fiscal 2004 was $33.1 million, compared to an operating loss of $1.1 million for the third quarter of fiscal 2003. Operating income for the first nine months of this fiscal year was $47.3 million, compared to $20.1 million for the first nine months of last fiscal year. The improved operating income in the year-over-year three and nine-month periods was primarily attributable to the $33.1 million pre-tax impairment charges recorded in the third quarter of last year related to the sale of Madacy Entertainment and the refocusing of Handleman Online.

H.E.R. operating income for the third quarter of this fiscal year was $34.5 million, compared to $28.0 million for the third quarter of last year, an increase of 23%. This increase in H.E.R. operating income was predominately due to an improvement in operating income at Handleman Online of $7.2 million, resulting from the refocusing of that business unit in the third quarter last year; improvements in operating income in the UK and Canadian operations of $5.6 million and $1.8 million, respectively, resulting from lower direct product costs as a percentage of revenues; and a $2.8 million improvement in operating income related to the Mexican operation, chiefly due to lower direct product costs. These improvements were partially offset by a decrease in year-over-year operating income at H.E.R. U.S. of $10.9 million, predominately due to lower net sales resulting from fewer stores serviced and reduced shipments to a key customer. H.E.R. operating income for the first nine months of fiscal 2004 was $47.8 million, compared to $47.3 million for the first nine months of fiscal 2003.

Interest income, net for both the third quarters of fiscal 2004 and 2003 was $0.2 million. Interest income, net for the nine months ended January 31, 2004 was $0.3 million, compared to interest expense, net of $0.1 million for the comparable nine-month period of last year. The improvement for the nine-month period was due to lower borrowing levels this year over last year. During the second quarter of this fiscal year, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $474,000, which was included in interest income, net for the nine-month period ended January 31, 2004. The Company would have incurred interest expense of $598,000 had it held the senior note to maturity.

The effective income tax rates for the third quarter and nine months ended January 31, 2004 were 36.5% and 36.0%, respectively. The tax rates last year do not provide a meaningful comparison since they reflected income tax benefits recognized in the third quarter ended January 31, 2003 related to the sale of Madacy Entertainment.

Other

Accounts receivable at January 31, 2004 was $249.3 million, compared to $202.0 million at May 3, 2003. This increase was principally due to the higher revenues in the third quarter of this year versus the fourth quarter of last year, which was attributable to the seasonal nature of the Company’s business.

Merchandise inventories at January 31, 2004 was $132.3 million, compared to $120.0 million at May 3, 2003. The increase was primarily due to higher inventory levels within the H.E.R. U.S. operation to support the test program for potential new business.

Other current assets decreased to $9.8 million at January 31, 2004 from $18.0 million at May 3, 2003. The decrease in other current assets was primarily attributable to a reduction in income taxes receivable.

Property and equipment, net was $61.2 million at January 31, 2004, compared to $55.7 million at May 3, 2003. The increase was predominately due to additions related to the Company’s investment in computer software.

Intangible assets, net are zero as of January 31, 2004, compared to $44.7 million at May 3, 2003. The intangible assets comprising the balance at May 3, 2003 were related to the subsidiary companies which were sold during this fiscal year.

Accounts payable increased to $185.5 million at January 31, 2004 from $159.7 million at May 3, 2003. The increase in accounts payable was mainly due to the timing of vendor payments related to the increased inventory purchases for the holiday season.

Reference should be made to Notes 4 and 7 of the Notes to Consolidated Financial Statements, in this Form 10-Q, for new accounting pronouncements adopted in fiscal 2004, and those currently being evaluated by the Company.

During the third quarter of fiscal 2004, the Company repurchased 750,500 shares of its common stock at an average price of $20.93 per share. As of January 31, 2004, the Company had repurchased 2.4 million shares, or 46% of the shares authorized by its Board of Directors under a 20% share repurchase program.

On February 24, 2004, the Company’s Board of Directors approved an amendment to the Company’s 2001 Stock Option and Incentive Plan. As a result of that amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1, stock options held by employees or directors who retire from the Company will no longer vest immediately upon retirement but will instead, with the consent of the Compensation and Stock Option Committee, continue to vest following retirement in accordance with the vesting schedule established at the time the options were granted.

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

Kmart emerged from bankruptcy in May 2003. During the pendency of its appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court in June 2003, asking that the $49 million be reimbursed. On February 24, 2004, the Court of Appeals affirmed the District Court’s order. The Company is considering whether to ask the U.S. Supreme Court to grant a writ of certiorari and review this matter. The range of the potential liability is zero to $49 million with no amount within this range representing a better estimate than any other amount. Since the Company is unable to estimate the effect on it of the outcome of this matter, no accrual has been recorded for this contingent liability. The Company’s position is that, as a result of being named a critical trade vendor, its economic concessions were substantially equivalent to the $49 million payment received.

Liquidity and Capital Resources

The Company has an unsecured $170 million line of credit arranged with a consortium of banks which expires in August 2006. Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as repurchases of common stock under the Company’s stock repurchase program. The Company had no borrowings against its line of credit at January 31, 2004 or May 3, 2003. As discussed above, during the second quarter of this year, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million.

On November 25, 2003, the Company announced a quarterly cash dividend of $0.07 per share. As a result, $1.7 million was paid on January 9, 2004 to shareholders of record at the close of business on December 24, 2003. For the nine months ended January 31, 2004, a total of $0.14 per share or $3.4 million in dividends has been paid to shareholders.

Net cash provided from operating activities for the first nine months of fiscal 2004 was $6.1 million, compared to cash provided from operating activities of $83.8 million for the comparable nine-month period of last year. The decrease in cash flows from operating activities was primarily related to unfavorable year-over-year changes in accounts receivable and inventory balances of $100.5 million and $21.7 million, respectively, and a decrease of $42.3 million in non-cash charges compared to the same period of last year (principally impairment of subsidiary assets and recoupment/amortization of acquired rights). The above items were partially offset by higher net income of $13.2 million in the first nine months of this year versus last year, and favorable changes in year-over-year balances in accounts payable and other operating assets and liabilities of $55.1 million and $18.5 million, respectively.

Net cash provided from investing activities increased to $36.0 million for the nine months ended January 31, 2004 from net cash used by investing activities of $27.0 million for the nine months ended January 31, 2003. This increase was chiefly due to proceeds of $59.8 million from the sale of the Anchor Bay Entertainment business unit, which was completed on December 11, 2003.

Net cash used by financing activities increased to $28.8 million for the nine months ended January 31, 2004 from $23.0 million for the comparable nine-month period last year. This increase in cash used by financing activities was primarily due to increased repurchases of the Company’s common stock of $29.1 million and cash dividends paid of $3.4 million, offset in part by lower year-over-year net repayments of debt totaling $14.8 million and other changes in shareholder’s equity, net of $12.0 million, principally in connection with employee benefit plans.

The following table summarizes the Company’s cash obligations and commitments as of January 31, 2004, along with their expected effect on liquidity and cash flows in future periods (in thousands of dollars):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other long-term obligations	$2,993	$157	$2,836	$—	$—
Operating leases and other commitments	26,748	2,803	16,050	2,872	5,023
Less: operating sub-leases	(578)	—	(578)	—	—
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$32,524	$6,321	$18,308	$2,872	$5,023

Outlook

The Company expects sales from continuing operations for its fourth quarter to be comparable to, or slightly higher than sales from continuing operations of approximately $261.0 million in the fourth quarter of last year. Accordingly, the Company expects fully diluted earnings per share from continuing operations for the fourth quarter of this year to approximate the $0.22 per diluted share from continuing operations in the fourth quarter of last year.

* * * * * * * * * * *

This document contains forward-looking statements, which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitation, conditions in the music industry, business with a key customer following its emergence from Chapter 11 proceedings, the ability to enter into profitable agreements with customers in the new businesses outlined in the Company’s strategic growth plan, securing funding or providing sufficient cash required to build and grow new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, effects of electronic commerce, effects of music product piracy, relationships with the Company’s lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company’s Annual Report on Form 10-K.

Item 4.	Controls And Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934 (the “Act”) as of January 31, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the third fiscal quarter ended January 31, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference should be made to Note 11 in Notes to Consolidated Financial Statements in this Form 10-Q for information on the Company’s legal proceedings.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1 – Amendment to Handleman Company 2001 Stock Option and Incentive Plan

Exhibit 31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished to the Securities and Exchange Commission

(b) Reports on Form 8-K

During the quarter ended January 31, 2004, the Company filed the following Current Report on Form 8-K:

On November 26, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting Registrant’s financial results for the second quarter ended November 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDLEMAN COMPANY

Date:	March 12, 2004	By:	/s/ Stephen Strome
Stephen Strome
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	March 12, 2004	By:	/s/ Thomas C. Braum, Jr.
Thomas C. Braum, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)