Form 10-K
period 2004-05-01
HANDLEMAN CO /MI/
filed 2004-07-15
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2004

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of June 25, 2004 was $539,891,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 25, 2004 was 23,429,742.

Item 15(a) 3. describes the exhibits filed with the Securities and Exchange Commission.

Certain sections of the definitive Proxy Statement to be filed for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the “Company” or “Handleman” or “Registrant”), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

Copies of the Forms 10-K, Forms 10-Q, Forms 8-K and all amendments to those reports are available, as soon as reasonably practicable after said material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge on the Registrant’s website, www.handleman.com. The Company’s Code of Business Conduct and Ethics (“Code”) is also available on the Company’s website, as well as any changes to or waivers from the Code. The Company’s Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, and Corporate Governance Guidelines are also available on the website. Written requests for copies of these materials may be directed to Investor Relations at the executive offices.

DESCRIPTION OF BUSINESS:

Handleman Company has operated in two business segments: Handleman Entertainment Resources (“H.E.R.”) and North Coast Entertainment (“NCE”).

H.E.R. is a category manager and distributor of pre-recorded music to mass merchants in the United States (“U.S.”), United Kingdom (“UK”) and Canada and provides category management services only in Mexico, Brazil and Argentina. As a category manager, H.E.R. manages a broad assortment of titles required to optimize sales in retail stores and provides direct-to-store shipments, marketing of the selections, in-store merchandising and product exchange.

NCE encompassed the Company’s proprietary operations, which included music and video product. During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its NCE business segment. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations. As a result of the sale of these subsidiary companies, beginning in fiscal 2005, the Company’s operations will be comprised only of one business segment, H.E.R.

The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, Accounting Policies. Segment data includes intersegment revenues, as well as a charge allocating all corporate costs to the operating segments. The Company evaluated performance of its segments and allocated resources to them based on income before interest, income taxes and minority interest. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding segment activities.

The following table sets forth revenues and the percentage contribution to revenues from continuing operations for the Company’s two business segments for the fiscal years ended May 1, 2004 (“Fiscal 2004”), May 3, 2003 (“Fiscal 2003”) and April 27, 2002 (“Fiscal 2002”):

	Fiscal Years Ended (in millions of dollars)
	May 1, 2004 (52 weeks)	May 3, 2003 (53 weeks)	April 27, 2002 (52 weeks)
Handleman Entertainment Resources	$1,214.0	$1,247.5	$1,201.6
% of Total	99.8	97.5	95.9

North Coast Entertainment	.1	48.5	70.9
% of Total	—	3.8	5.7

Corporate income, including eliminations (principally NCE sales to H.E.R. in fiscal years 2003 and 2002)	2.2	(16.4)	(19.9)
% of Total	.2	(1.3)	(1.6)

Total revenues from continuing operations	$1,216.3	$1,279.6	$1,252.6

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

The Company distributes throughout vast geographic regions, but adapts individual store selections to local tastes. In fiscal 2004, approximately 80% of H.E.R. revenues were in North America and approximately 20% of H.E.R. revenues were in the UK.

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

Customers

The customers of H.E.R. utilize its services for a variety of reasons. Products must be selected from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, music DVDs) and different payment and return arrangements. In addition, retailers utilize category managers due to the complexity of managing the numerous stock keeping units (“SKU”) required per department, the variability of salable items among individual stores of a retailer, the wide array of programs offered by the multitude of vendors, the “hits” nature of the business and the high risk of inventory obsolescence. By utilizing H.E.R., customers avoid substantially all of the risks inherent in product selection and the risk of inventory obsolescence.

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

Using proprietary processes and systems to forecast consumer demand, H.E.R. determines the selections to be offered in its customers’ retail stores and ships these selections to the stores from one of its distribution centers. Slow-selling items are removed from the stores by the Company and are recycled for redistribution to other stores or for return to the vendors. Returns from customer stores occur for a variety of reasons, including new releases that did not achieve their expected sales potential, advertised product to be returned after the promotion has ended, regularly scheduled realignment pick-ups and customer directed returns. The Company (for financial reporting purposes) reduces gross sales and direct product costs for estimated future returns at the time of revenue recognition.

During the fiscal year ended May 1, 2004, Wal-Mart Stores, Inc. accounted for approximately 68% of the Company’s revenues from continuing operations, while Kmart Corporation accounted for approximately 17%, for a combined total of 85%. Revenues from Wal-Mart and Kmart accounted for 56% and 29%, respectively, for a combined total of 85%, of the Company’s revenues from continuing operations in fiscal 2003 and for 51% and 31%, respectively, for a combined total of 82%, of the Company’s revenues from continuing operations in fiscal 2002. Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance of, or a significant unfavorable change in, the relationships with either of the two largest customers would have a materially adverse effect upon the Company’s future sales and earnings.

In January 2002, Kmart filed for Chapter 11 bankruptcy protection. During the Chapter 11 proceedings, Kmart announced the closing of 283 stores in March 2002 and the closing of an additional 314 stores in January 2003. As a result of these store closings, the Company’s sales were negatively impacted by approximately $51 million for fiscal 2004. These store closings did not have a consequential impact on the Company’s operating income. The Company believes that the operating income impact resulting from these store closings has been and will continue to be partially offset by cost reductions and sales growth to existing and new customers. The Company continues to service the remaining Kmart stores which total approximately 1,500. See Item 3, Legal Proceedings, and Note 11 of Notes to Consolidated Financial Statements for a description of pending litigation between Kmart and Handleman Company.

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

Other Developments

During fiscal 2004, the Company transitioned its Mexico operation from a full category management and distribution operation to a service model organization similar to those currently operating in Brazil and Argentina.

During fiscal year 2003, the Company recorded an impairment charge of $5.1 million related to the refocusing of Handleman Online. During fiscal 2004, the Company ceased providing consumer direct fulfillment through its Handleman Online business. No additional impairment charges were recorded in fiscal 2004.

The Company is in the process of implementing an Oracle suite of software products. The Company anticipates that this integrated, flexible system will facilitate the Company’s growth with existing and new customers. A designated team, along with all levels of management, is committed to the success of the implementation. In order to mitigate risk, the software modules are being implemented in stages; the first modules were successfully installed in the first and fourth quarters of fiscal year 2004. The remaining modules are scheduled for implementation during fiscal 2005.

North Coast Entertainment

NCE encompassed the Company’s proprietary operations, which included music and video product. During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its NCE business segment. Anchor Bay Entertainment was the last remaining proprietary operation within the NCE segment. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

As a result of the sale of these subsidiary companies, beginning in fiscal 2005, the Company’s operations will be comprised of only one business segment, Handleman Entertainment Resources.

Competition

Handleman is primarily a category manager of music products. The business of the Company is highly competitive as to both price and alternative supply arrangements. Besides competition among the Company’s customers, the Company’s customers compete with alternative sources from which consumers could purchase the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) record clubs, and (4) internet direct sales, including direct to home shipment and direct downloading through a consumer’s home computer, as well as the industry-wide effects of music product piracy. Also, new methods of in-home delivery of entertainment software products are continually being introduced. The Company competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers have “vertically integrated” so as to provide their own category management. Some of these companies, however, also purchase from independent category managers.

The Company believes that the distribution of home entertainment products will remain highly competitive and that customer service, retailer performance and continual progress in operational efficiencies are the keys to growth and profitability in this competitive environment.

* * * * * * * * * *

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s activities.

The Company’s revenues and earnings are of a seasonal nature. Note 12, Quarterly Financial Summary (unaudited) in Notes to Consolidated Financial Statements, under Item 8, discloses quarterly results which indicate the seasonality of the Company’s business.

The Company has approximately 2,200 employees. As of May 1, 2004, none were unionized.

Item 2.	PROPERTIES

As of May 1, 2004, the Company’s H.E.R. segment occupied leased warehouses located in Indianapolis, Indiana; Sparks, Nevada; Toronto, Ontario; Warrington, United Kingdom and Mexico City, Mexico. During fiscal year 2004 H.E.R. realigned its field sales organization and now occupies five leased satellite sales offices located in the states of Maryland, Michigan, California, Arkansas and Virginia, as well as the Canadian provinces of Alberta and Quebec. H.E.R. also has an unoccupied sales office in the state of New York.

The Company owns its 130,000 square foot corporate office building located in Troy, Michigan. During fiscal year 2004, the unrelated party that occupied approximately 31,000 square feet in that building ended the lease agreement with the Company.

Item 3.	LEGAL PROCEEDINGS

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The court approved this designation, and Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. The District Court’s order did not require repayment of the amounts received by the critical trade vendors. Kmart immediately appealed the District Court’s ruling to the United States Court of Appeals. Handleman Company subsequently was permitted to intervene and participate in that appeal. Kmart emerged from bankruptcy in May 2003. During the pendency of its appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court in June 2003, asking that the $49.0 million be reimbursed. On February 24, 2004, the Court of Appeals affirmed the District Court’s order. The Company has asked the U.S. Supreme Court to grant a writ of certiorari and review this matter, on the basis that the Company was deprived of due process when it did not receive notice of the appeal of the Bankruptcy Court’s critical trade vendor order to the United States District Court. The Company is in discussions with Kmart in an effort to resolve this issue without going forward with legal proceedings. The Company’s position is that, as a result of being named a critical trade vendor, it granted economic concessions to Kmart, and gave up certain rights, with an aggregate economic value substantially equivalent to the $49.0 million payment received. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

In fiscal 2003, the SEC initiated a formal investigation relating to a transaction entered into in fiscal 2001 with a non-music vendor by a subsidiary of the Company. In response to this SEC investigation, the Company, through its Audit Committee, conducted its own internal review which focused on the accounting treatment for two non-music vendor contracts (one of which was the subject of the SEC investigation). These contracts were approximately $1.0 million each (both occurring in fiscal 2001). As a result of this review, the Company determined that both contracts should have been recorded as financing arrangements and the two transactions have been so reflected as such in the Company’s financial statements for fiscal years 2002 and 2001. The Company believes when the formal investigation is concluded that no additional accounting adjustments will be required.

Item 4.	SUBMISSION OF MATTERS

TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON

STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol of “HDL.”

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	May 1, 2004			May 3, 2003
Quarter	Low	High	Close	Low	High	Close
First	$15.09	$18.40	$17.30	$10.22	$14.75	$12.13
Second	15.25	18.24	17.75	7.50	13.60	9.15
Third	16.81	23.65	21.91	9.00	13.27	11.95
Fourth	20.44	26.47	22.51	11.14	17.20	16.87

As of June 25, 2004, the Company had 2,764 shareholders of record.

Below is a summary of the dividends declared during the past two fiscal years:

	Fiscal Years Ended
	May 1, 2004	May 3, 2003
First quarter	$—	$—
Second quarter	.07	—
Third quarter	.07	—
Fourth quarter	.07	—

ISSUER PURCHASES OF EQUITY SECURITIES

On February 26, 2003, the Company announced that its Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 20% of its then outstanding balance of 25,692,244 shares. The Company has had no other share repurchase plans expire or terminate during fiscal 2004. The total number of shares purchased excludes 49,279 shares delivered back to the Company to satisfy the exercise price and tax withholding obligation of certain stock option exercises. The table below sets forth information with respect to shares repurchased in the fourth quarter ended May 1, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2004 through March 6, 2004	63,200	$23.467	63,200	2,722,549
March 7, 2004 through April 3, 2004	277,000	$23.716	277,000	2,445,549
April 4, 2004 through May 1, 2004	198,200	$24.546	198,200	2,247,349

Total	538,400	$23.992	538,400	2,247,349

Item 6.	SELECTED FINANCIAL DATA

HANDLEMAN COMPANY

FIVE YEAR REVIEW

(in thousands of dollars except per share data and ratios)

Amounts related to operations at Anchor Bay Entertainment have been classified as discontinued operations for all periods presented as a result of the sale of those subsidiary companies during fiscal 2004. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations. See Note 2 of Notes to Consolidated Financial Statements for information regarding the Company’s restated financial statements.

	Fiscal 2004 (52 weeks)%		Fiscal 2003 Restated (53 weeks)%		Fiscal 2002 Restated (52 weeks)%		Fiscal 2001 Restated (52 weeks)%		Fiscal 2000 Restated (52 weeks)%
SUMMARY OF OPERATIONS:							Note A		Note A
Revenues	$1,216,311	100.0	$1,279,582	100.0	$1,252,636	100.0	$1,129,942	100.0	$1,090,718	100.0
Gross profit, after direct product costs *	251,147	20.6	262,740	20.5	259,774	20.7	262,293	23.2	256,824	23.5
Selling, general & administrative expenses *	199,969	16.4	205,695	16.1	215,086	17.2	199,377	17.6	192,859	17.7
Depreciation and amortization (excluding goodwill); included in selling, general and administrative expenses	15,947	1.3	17,436	1.4	19,342	1.5	15,916	1.4	15,085	1.4
Amortization of goodwill, included in selling, general and administrative expenses	—	—	—	—	5,345.4		4,754.4		3,801.3
Impairment of subsidiary assets	—	—	33,100	2.6	5,693.5		—	—	—	—
Interest (income) expense, net	(641)	(.1)	(230)	—	629.1		2,213.2		2,557.2
Income from continuing operations before income taxes and minority interest	51,819	4.3	24,175	1.9	38,366	3.1	60,703	5.4	61,408	5.6
Income tax expense	17,831	1.5	4,695.4		8,711.7		23,117	2.0	24,553	2.3
Income from continuing operations	33,988	2.8	19,846	1.6	30,202	2.4	36,864	3.3	35,785	3.3
Discontinued operations:
Income from operations of discontinued companies **	4,177.3		8,243.6		8,127.6		6,958.6		5,279.5
Income tax expense	2,328.2		3,215.3		3,299.3		2,735.2		1,961.2
Income from discontinued operations	1,849.2		5,028.4		4,828.4		4,223.4		3,318.3
Net income	35,837	2.9	24,874	1.9	35,030	2.8	41,087	3.6	39,103	3.6
Proforma net income—excluding goodwill amortization expense, net of related income taxes ***	35,837	2.9	24,874	1.9	39,929	3.2	45,429	4.0	42,501	3.9
Dividends	5,100		—		—		—		—
Weighted average number of shares outstanding
— basic	24,521		26,046		26,656		27,318		29,425
—diluted	24,661		26,046		26,842		27,433		29,663

PER SHARE DATA:
Earnings per share:
Continuing operations
—basic	$1.39		$0.76		$1.13		$1.35		$1.22
—diluted	1.38		0.76		1.13		1.35		1.21
Discontinued operations
—basic	0.07		0.19		0.18		0.15		0.11
—diluted	0.07		0.19		0.18		0.15		0.11
Net Income
—basic	1.46		0.95		1.31		1.50		1.33
—diluted	1.45		0.95		1.31		1.50		1.32

Proforma earnings per share— excluding goodwill amortization expense, net of related income taxes ***
— basic	$1.46		$0.95		$1.50		$1.66		$1.44
—diluted	1.45		0.95		1.49		1.66		1.43

Dividends per share	$0.21		—		—		—		—

BALANCE SHEET DATA:
Merchandise inventories	$105,472		$119,979		$150,646		$127,251		$110,087
Goodwill, net	3,406		3,406		13,942		19,609		24,369
Intangible assets, net	—		44,715		67,214		74,292		61,596
Total assets	494,592		526,693		601,969		588,412		518,343
Debt, current portion	—		3,571		3,571		14,571		14,571
Debt, non-current	—		3,571		53,749		53,014		33,986
Working capital	232,877		198,716		192,370		161,601		128,535
Shareholders’ equity—ending	308,866		309,975		287,552		251,476		222,674

FINANCIAL RATIOS:
Working capital ratio (Current assets/current liabilities)	2.3		2.0		1.8		1.6		1.5
Inventory turns (Direct product costs/average inventories throughout year)	6.7		6.2		5.8		6.6		6.2
Debt to total capitalization ratio (Debt, non-current/debt, non-current plus shareholders’ equity)	0.0%		1.1%		15.7%		17.4%		13.2%
Return on assets (Net income/average assets)	7.0%		4.4%		5.9%		7.4%		7.8%
Return on beginning shareholders’ equity (Net income/beginning shareholders’ equity)	11.6%		8.7%		13.9%		18.5%		17.4%

*	Reflects a reclassification of costs (associated with acquiring and preparing inventory for distribution) from selling, general and administrative expenses to direct product costs for each fiscal year presented.
**	Includes a loss on disposal of subsidiary companies of $1,829 for the fiscal year ended May 1, 2004.
***	See Note 4 of Notes to Consolidated Financial Statements for additional information related to goodwill amortization.

SELECTED FINANCIAL DATA

HANDLEMAN COMPANY

FIVE YEAR REVIEW

(in thousands of dollars except per share data and ratios)

Note A.

The financial information for fiscal years 2001 and 2000 has been restated to reflect certain stock option awards as variable due to their settlement arrangements and pursuant to Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). As a result, the Company has restated its selling, general and administrative expenses from continuing operations for fiscal years 2001 and 2000. The effect of this restatement is as follows (amounts in thousands):

		Fiscal 2001		Fiscal 2000
		Previously Reported	Restated	Previously Reported	Restated
Summary of Operations:
Selling, general and administrative expenses		$199,498	$199,377	$193,346	$192,859
Income from continuing operations before income tax and minority interest		60,582	60,703	60,921	61,408
Income tax expense		23,073	23,117	24,379	24,553
Income from continuing operations		36,787	36,864	35,472	35,785
Net income		41,010	41,087	38,790	39,103

Income per share:
Continuing operations	—basic	$1.35	$1.35	$1.21	$1.22
Continuing operations	—diluted	$1.34	$1.35	$1.20	$1.21

Net income	—basic	$1.50	$1.50	$1.32	$1.33
Net income	—diluted	$1.49	$1.50	$1.31	$1.32

		As of April 28, 2001		As of April 29, 2000
		Previously Reported	Restated	Previously Reported	Restated
Balance Sheet Data:
Total assets		$587,717	$588,412	$517,519	$518,343
Total shareholders’ equity	—beginning	221,850	222,674	224,113	225,334
	—ending	250,781	251,476	221,850	222,674

Item 7.	MANAGEMENT’S DISCUSSION AND

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

The Company has restated its consolidated financial statements for the fiscal years ended May 3, 2003 (“fiscal 2003”) and April 27, 2002 (“fiscal 2002”), to reflect certain stock option awards as variable due to their settlement arrangements and pursuant to Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). This change increases selling, general and administrative expenses in the Company’s Consolidated Statements of Income and has no effect on cash. See Notes 2 and 12 of Notes to Consolidated Financial Statements for additional information and a summary of the results of the restated financial statements for the years ended May 3, 2003 and April 27, 2002, and the quarterly periods for the fiscal years ended May 1, 2004 (“fiscal 2004”) and May 3, 2003.

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its NCE business segment. In accordance with accounting standards, the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the ongoing operations and cash flows of these companies are eliminated from the ongoing operations of the Company upon completion of the sale. As a result, income from continuing operations for fiscal 2004 substantially included only H.E.R. operations. Fiscal 2003, though predominately reflective of H.E.R. operations, also included (i) results from Madacy Entertainment, which was sold during the third quarter of fiscal 2003, and (ii) activity from remaining NCE operations, other than those companies which were sold in the second quarter of fiscal 2004. The sale of Anchor Bay Entertainment was completed on December 11, 2003 and generated approximately $58.7 million in cash. Reference should be made to Note 5 of Notes to Consolidated Financial Statements for additional information regarding the H.E.R. and NCE operating segments.

Unless otherwise noted, the following discussion relates only to results from continuing operations.

The following table sets forth revenues and the percentage contribution to consolidated revenues from continuing operations for the Company’s two business segments for the fiscal years ended May 1, 2004, May 3, 2003 and April 27, 2002:

	Fiscal Years Ended (in millions of dollars)
	May 1, 2004 (52 weeks)	May 3, 2003 (53 weeks)	April 27, 2002 (52 weeks)
Handleman Entertainment Resources	$1,214.0	$1,247.5	$1,201.6
% of Total	99.8	97.5	95.9

North Coast Entertainment	.1	48.5	70.9
% of Total	—	3.8	5.7

Corporate income, including eliminations (principally NCE sales to H.E.R. in fiscal years 2003 and 2002)	2.2	(16.4)	(19.9)
% of Total	.2	(1.3)	(1.6)

Total revenues from continuing operations	$1,216.3	$1,279.6	$1,252.6

Revenues from continuing operations by geographic area, which is based upon the country in which the legal subsidiary is domiciled, for the fiscal years ended May 1, 2004, May 3, 2003 and April 27, 2002 are as follows:

	Fiscal Years Ended (in millions of dollars)
	May 1, 2004 (52 weeks)	May 3, 2003 (53 weeks)	April 27, 2002 (52 weeks)
United States	$840.8	$978.5	$997.0
United Kingdom	246.1	191.6	145.2
Canada	116.0	97.5	91.0
Other foreign	13.4	12.0	19.4

Consolidated revenues from continuing operations	$1,216.3	$1,279.6	$1,252.6

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Company continually evaluates its estimates and assumptions which are based on historical experience and other various factors that are believed to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of certain assets and liabilities. Historically, actual results have not significantly deviated from those determined using the estimates and assumptions described above.

The Company believes that the following are its critical accounting policies:

Recognition of Revenues and Future Returns—The Company recognizes revenues upon delivery of product to customers (“FOB destination”). As a category manager of music product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns which include both salable and non-salable product, as well as damaged merchandise, and provides credits for such customer returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimates for future returns and records adjustments as necessary.

Stock-Based Compensation—The Company has stock-based compensation plans in the form of stock options, performance shares and restricted stock. Beginning in fiscal 2004, the Company adopted the fair value based method of accounting for stock compensation plans, on a prospective basis, utilizing the Black-Scholes option pricing model. Under the fair value method, the Company measures awards as of the grant date and compensation expense is recognized over the service period, which is usually the vesting period. The Company includes the value of stock-based compensation in compensation expense; however, stock-based awards granted prior to adoption of the fair value method, and after the restatement as discussed in Note 2 of Notes to Consolidated Financial Statements, are accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Stock-based compensation expense is included as a component of selling, general and administrative expenses.

Pension Expense—The determination of obligation and expense related to the Company’s pension plans is dependent upon the selection of certain assumptions used by the Company’s actuaries in calculating such amounts. These assumptions are described in Note 6 of Notes to Consolidated Financial Statements and include the discount rate, expected long-term rate of return on plan assets and rate of compensation increase. The discount rate is chosen with consideration given to market rates for long-term corporate bonds, principally Moody’s Aa 30 year. The expected long-term rate of return for the Company’s pension plan assets is based on historical returns for the different asset classes, weighted based on the median of the target allocation for each asset class. Actual results could differ from the Company’s assumptions. Such differences are accumulated and amortized over future periods in accordance with accounting principles generally accepted in the United States of America, and, therefore, generally affect the Company’s recognized expense and recorded obligation in future periods.

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

Inventory Valuation—Merchandise inventories are recorded at the lower of cost (first-in, first-out) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Substantially all of the Company’s inventory is comprised of compact discs which are not substandard from a functional standpoint. Typically, the Company’s suppliers offer return privileges for excess inventory quantities. Inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s vendors offer some level of return allowances and price protection. On a quarterly basis, management reviews the Company’s carrying value of inventory from a lower of cost or market perspective and makes any necessary carrying value adjustments. The Company also conducts physical inventory counts on a semi-annual basis.

Long-Lived Assets—At the end of each fiscal year, the Company evaluates the carrying value and remaining estimated lives of long-lived assets for potential impairment by considering several factors, including management’s plans for future operations, recent operating results, market trends and other economic facts relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

General

During fiscal 2004, the Company recorded pre-tax impairment charges of $1.8 million ($1.9 million after tax in consideration of book to tax differences, or $0.07 per diluted share), related to the sale of its Anchor Bay Entertainment business unit. Of these charges, $0.7 million was recorded in the second quarter and included fees and legal expenses related to the sales transaction. The remaining $1.1 million was recorded in the fourth quarter and related to the adjustment of the sale proceeds in accordance with the sale agreement. These charges, as well as the financial results of these companies, are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company upon completion of the sale. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction.

In the third quarter of fiscal 2003, the Company recorded a pre-tax impairment charge of $28.0 million ($14.1 million after tax or $0.54 per diluted share), related to the sale of its Madacy Entertainment business unit. This impairment charge was recorded as “Impairment of subsidiary assets” in the

Company’s Consolidated Statements of Income and included in income from continuing operations. This impairment charge, as well as the results of operations for Madacy Entertainment, was not reported as discontinued operations since not all of the cash flows related to Madacy Entertainment will be eliminated from the ongoing operations of the Company. The Company expects to purchase the same level of product from Madacy Entertainment as was purchased prior to the sale, and in turn, will continue to sell the product at a profit margin consistent with historical performance. The Company does not have any continuing involvement in the operations of Madacy Entertainment after the disposal transaction. The sale of Madacy Entertainment allowed the Company to concentrate on its core competencies of distribution and category management.

In the third quarter of fiscal 2003, the Company also recorded a pre-tax impairment charge of $5.1 million ($3.3 million after tax or $0.13 per diluted share), related to the refocusing of its e-commerce subsidiary, Handleman Online. In an effort to better align its operations with the Company’s core competencies of distribution and category management, the Company decided to discontinue internet services such as website hosting, maintenance and support; and focus solely on consumer direct fulfillment and category management services. This impairment charge was recorded as “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Income and included in income from continuing operations. During fiscal 2004, the Company ceased operations at Handleman Online. No additional impairment charges were recorded.

In the third quarter of fiscal 2002, the Company ceased operations at The itsy bitsy Entertainment Company (“TibECo”) and as a result, recorded a pre-tax impairment charge of $5.7 million. This impairment charge related to the write down of assets and liabilities to net realizable value and was recorded as “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Income and included in income from continuing operations. Additionally, an income tax benefit of $6.9 million was recorded in the third quarter of fiscal 2002 primarily related to the recognition of the benefits for prior period losses at TibECo for which no benefits were recorded in such prior periods. The impairment charge, net of income tax benefits, resulted in income of $1.2 million ($0.04 per diluted share). The Company substantially completed the closing of TibECo and the liquidation of assets by the end of fiscal 2003.

Comparison of Fiscal 2004 with Fiscal 2003

Overview

The fiscal year ended May 1, 2004 consisted of 52 weeks, whereas the fiscal year ended May 3, 2003 consisted of 53 weeks.

The following table summarizes the components of net income and diluted earnings per share for fiscal years 2004 and 2003. The Company believes this table clearly presents the components of net income and diluted earnings per share due to the sale of Anchor Bay Entertainment, as well as the recording of impairment of subsidiary asset charges related to the sale of Madacy Entertainment and the refocusing of Handleman Online.

	Fiscal 2004		Fiscal 2003
(net income stated in millions)	Net Income	Diluted EPS	Net Income Restated	Diluted EPS Restated
Continuing operations
Income from operations	$34.0	$1.38	$37.3	$1.43
Impairment charges:
Sale of Madacy Entertainment	—	—	(14.1)	(0.54)
Refocusing of Handleman Online	—	—	(3.3)	(0.13)

Income from continuing operations	34.0	1.38	19.9	0.76

Income from discontinued operations	1.8	0.07	5.0	0.19

Net income	$35.8	$1.45	$24.9	$0.95

Net income for fiscal 2004 was $35.8 million or $1.45 per diluted share, compared to $24.9 million or $0.95 per diluted share for fiscal 2003. Net income for fiscal 2003 included impairment charges related to the sale of Madacy Entertainment and the refocusing of Handleman Online of $14.1 million and $3.3 million, respectively, or a total of $0.67 per diluted share. Net income for fiscal years 2004 and 2003 also included $1.8 million or $0.07 per diluted share and $5.0 million or $0.19 per diluted share, respectively, related to discontinued operations resulting from the sale of the Company’s Anchor Bay Entertainment business unit.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

For the fiscal year ended May 1, 2004, revenues decreased to $1.22 billion from $1.28 billion for the fiscal year ended May 3, 2003. Approximately 44% of the decrease in revenues for fiscal 2004 resulted from the absence of Madacy Entertainment revenues, due to the sale of that business unit in the third quarter of fiscal 2003, with the remaining decrease in revenues predominately due to lower H.E.R. revenues.

H.E.R. revenues decreased to $1.21 billion for fiscal 2004 from $1.25 billion for fiscal 2003. This decline was mainly due to a decline in revenues within the United States (“U.S.”) operation of $112.0 million. The decrease in U.S. revenues was primarily attributable to lower year-over-year shipments on a comparable store basis to a key customer in the amount of $116.7 million; in addition, the U.S. serviced fewer stores this year accounting for an additional $85.5 million of decreased revenues. These declines were offset, in part, by incremental revenues generated from a test program for potential new business. The decrease in U.S. revenues was also partially offset by increased revenues within the UK and Canadian operations of $55.1 million and $21.8 million, respectively, over the prior year. Approximately 40% and 71% of the increased revenues in the UK and Canada, respectively, resulted from stronger local currencies in both countries. Approximately 85% of H.E.R. revenues were derived from Wal-Mart and Kmart for both fiscal year 2004 and fiscal year 2003.

Consolidated direct product costs as a percentage of revenues was 79.4% for fiscal 2004, compared to 79.5% for fiscal 2003. Consolidated direct product costs for fiscal 2004 and fiscal 2003 included costs associated with acquiring and preparing inventory for distribution of $11.1 million and $10.9 million, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses for fiscal 2004 were $200.0 million or 16.4% of revenues, compared to $205.7 million or 16.1% of revenues for fiscal 2003. The lower SG&A expenses this year were mainly attributable to the absence of expenses at Madacy Entertainment in fiscal 2004, which incurred $11.2 million in SG&A expenses last fiscal year; a decrease in expenses at Handleman Online of $7.8 million resulting from the refocusing and subsequent cessation of its operations; and a reduction in SG&A expenses of $4.1 million related to the capitalization of internal labor costs associated with the development of computer software principally related to the Company’s implementation of an integrated Oracle ERP solution. These reductions in SG&A expenses were partially offset by a year-over-year increase in stock-based compensation expense of $6.6 million; costs in fiscal 2004 associated with new business initiatives in the amount of $5.5 million; and an accrual recorded in fiscal 2004 for disputed claims in the amount of $4.2 million.

Consolidated income before interest, income taxes and minority interest (“operating income”) for fiscal 2004 increased to $51.2 million from $23.9 million for fiscal 2003. This year-over-year improvement in consolidated in operating income was primarily due to the $28.0 million of impairment charges recorded in the third quarter of fiscal 2003 related to the sale of Madacy Entertainment, as discussed earlier.

H.E.R. U.S. operating income this fiscal year decreased by $34.5 million from the prior fiscal year, predominately due to lower net sales, as previously discussed. This decrease in H.E.R. U.S. operating income was partially offset by (i) a reduction in operating loss of $12.9 million at Handleman Online (of which $5.1 million resulted from impairment charges recorded in fiscal 2003 related to the refocusing of that business unit); (ii) improvements in operating income in the UK and Canadian operations of $12.8 million and $5.1 million, respectively, predominantly due to lower direct product costs as a percentage of revenues in those countries; and (iii) a $3.5 million improvement in operating income related to the Mexican operation, chiefly due to lower direct product costs.

Interest income, net increased to $0.6 million for fiscal 2004 from $0.2 million for fiscal 2003. The improvement for the twelve-month period was due to lower borrowing levels this year over last year, due primarily to proceeds generated from the sale of subsidiary companies and cash generated from operating activities. During the second quarter of fiscal 2004, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $474,000 which was included in interest income, net in fiscal 2004.

The effective income tax rate for fiscal 2004 was 34.4%, compared to an effective income tax rate of 19.4% for fiscal 2003. The lower tax rate in fiscal 2003 primarily resulted from the sale of Madacy Entertainment, including the recognition of a tax benefit in the amount of $2.6 million related to the utilization of a capital loss carryforward.

Accounts receivable was $216.4 million at May 1, 2004, compared to $202.0 million at May 3, 2003. This increase was primarily due to higher revenues in the fourth quarter of fiscal 2004 versus the same period last year.

Accounts receivable allowances decreased to $10.6 million at May 1, 2004 from $24.3 million at May 3, 2003. This decrease was mainly due to the fiscal 2004 write-off of $6.7 million of fully-reserved balances related to bankrupt customers no longer serviced by the Company, as well as a decrease of $4.3 million in the reserve for the gross profit impact of estimated future returns, primarily due to the absence of Anchor Bay Entertainment at May 1, 2004.

Merchandise inventories was $105.5 million at May 1, 2004, compared to $120.0 million at May 3, 2003. This decrease was principally attributable to the elimination of the Anchor Bay Entertainment inventory balance of $9.8 million resulting from the sale of this business unit, as previously discussed.

Property and equipment, net was $62.1 million at May 1, 2004, compared to $55.7 million at May 3, 2003. This increase was chiefly due to additions related to the Company’s investment in computer software.

Intangible assets, net was zero as of May 1, 2004, compared to $44.7 million at May 3, 2003. The intangible assets comprising the balance at May 3, 2003 were related to the Anchor Bay Entertainment business unit which was sold during this fiscal year.

Accounts payable was $129.8 million at May 1, 2004, compared to $159.7 million at May 3, 2003. The decrease in accounts payable was predominately due to the timing of vendor payments.

Accrued and other liabilities was $46.5 million at May 1, 2004, compared to $40.6 million at May 3, 2003. This increase was attributable to an accrual for disputed claims and an increase in income taxes payable of $4.2 million and $4.4 million, respectively, partially offset by a reduction in accrued royalties of $2.3 million that pertained to the sold Anchor Bay Entertainment business unit.

During fiscal 2004, the Company repurchased a total of 2,632,900 shares of its common stock at a cost of $51.2 million (average purchase price of $19.43 per share), leaving 23,455,330 shares outstanding as of May 1, 2004. Under the current authorization, which was approved by the Board of Directors in February 2003 and has no expiration date, the Company could repurchase 5,138,449 shares, which represents 20% of its then outstanding balance. As of May 1, 2004, the Company has repurchased 2,891,100 shares under the 20% authorization.

Comparison of Fiscal 2003 with Fiscal 2002

Overview

The fiscal year ended May 3, 2003 consisted of 53 weeks, whereas the fiscal year ended April 27, 2002 consisted of 52 weeks.

As previously discussed, the Company sold its Anchor Bay Entertainment business unit during fiscal 2004. In accordance with accounting standards, the financial results of this business unit are reported separately as discontinued operations for all periods presented since the operations and cash flows of these companies will be eliminated from the ongoing operations of the Company; the Company will, in addition, not have any continuing involvement in the operation of these companies. Net income for fiscal years 2003 and 2002 included $5.0 million or $0.19 per diluted share and $4.8 million or $0.18 per diluted share, respectively, related to these discontinued operations.

The following table summarizes the components of net income and diluted earnings per share for fiscal years 2003 and 2002. The Company believes this table clearly presents the components of net income and diluted earnings per share due to the recording of impairment of subsidiary asset charges related to the sale of Madacy Entertainment, the refocusing of Handleman Online and the cessation of operations at TibECo.

	Fiscal 2003		Fiscal 2002
(net income stated in millions)	Net Income Restated	Diluted EPS Restated	Net Income Restated	Diluted EPS Restated
Continuing operations
Income from operations	$37.3	$1.43	$29.0	$1.09
Impairment charges:
Sale of Madacy Entertainment	(14.1)	(0.54)	—	—
Refocusing of Handleman Online	(3.3)	(0.13)	—	—
Ceased operations at TibECo	—	—	1.2	.04

Income from continuing operations	19.9	0.76	30.2	1.13

Income from discontinued operations	5.0	0.19	4.8	0.18

Net income	$24.9	$0.95	$35.0	$1.31

Net income for fiscal 2003 was $24.9 million or $0.95 per diluted share, compared to $35.0 million or $1.31 per diluted share for fiscal 2002. Net income for fiscal 2003 included impairment charges related to the sale of Madacy Entertainment and the refocusing of Handleman Online, the Company’s e-commerce unit, of $14.1 million and $3.3 million, respectively, or a total of $0.67 per diluted share. Net income for fiscal 2002 included an impairment charge, which was offset by favorable tax benefits (as described previously), related to The itsy bitsy Entertainment Company, in the amount of $1.2 million or $0.04 per diluted share.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

For the fiscal year ended May 3, 2003, revenues increased to $1.28 billion from $1.25 billion for the fiscal year ended April 27, 2002. H.E.R. revenues increased marginally to $1.25 billion for fiscal 2003 from $1.20 billion for fiscal 2002. Approximately 85% and 82% of H.E.R. revenues were derived from two customers for fiscal years 2003 and 2002, respectively. NCE revenues were $48.5 million for fiscal 2003, compared to $70.9 million for fiscal 2002. NCE revenues for fiscal 2003 were negatively impacted by lower sales of $17.1 million at Madacy Entertainment and $5.3 million at TibECo, compared to fiscal 2002, due to the sale and closure of these business units, respectively.

Consolidated direct product costs as a percentage of revenues was 79.5% for fiscal 2003, compared to 79.3% for fiscal 2002. Consolidated direct product costs and consolidated SG&A expenses for fiscal 2003 and fiscal 2002 reflect a reclassification of costs (associated with acquiring and preparing inventory for distribution) from SG&A expenses to direct product costs. While this reclassification had no impact on earnings, it resulted in increasing the Company’s direct product costs with a corresponding reduction in SG&A expenses in the amount of $10.9 million for both fiscal 2003 and fiscal 2002.

Consolidated SG&A expenses for fiscal 2003 were $205.7 million or 16.1% of revenues, compared to $215.1 million or 17.2% of revenues for fiscal 2002. This decrease in SG&A expenses was principally due to reduced expenses resulting from: the closure of TibECo ($13.6 million), the sale of Madacy Entertainment ($6.6 million), and the refocusing of Handleman Online ($2.5 million). The expense reductions were partially offset by increased corporate labor costs of $4.0 million, one-time consulting and other expenses of $6.4 million, and increased stock-based compensation expense of $2.8 million.

As discussed earlier, the Company recorded pre-tax impairment charges of $33.1 million in fiscal 2003, compared to $5.7 million in fiscal 2002. The impairment charges for fiscal 2003 were comprised of $28.0 million related to the sale of Madacy Entertainment and $5.1 million related to the refocusing of Handleman Online. The impairment charge for fiscal 2002 related to TibECo, whose operations were ceased during fiscal 2002.

Consolidated operating income for fiscal 2003 decreased to $23.9 million from $39.0 million for fiscal 2002. The decrease in consolidated operating income was primarily attributable to an increase in impairment charges of $27.4 million, as previously discussed, and a decrease in H.E.R. operating income of $2.4 million, partially offset by an increase in operating income at NCE of $15.8 million.

H.E.R. operating income, excluding the Handleman Online impairment charge discussed earlier, was $57.1 million in fiscal 2003, compared to $60.9 million in fiscal 2002. This decrease in operating income was mainly due to lower operating income within the H.E.R. United States operations, primarily resulting from overall weaknesses in the economy and the music industry.

NCE operated at a loss of $1.5 million in fiscal 2003, excluding the Madacy Entertainment impairment charge discussed earlier, compared to an operating loss, excluding the TibECo impairment charge previously discussed, of $17.3 million in fiscal 2002. This reduction in the NCE operating loss was due to increased operating income at Madacy Entertainment of $7.9 million, resulting from cost control efforts in place prior to the sale of this business unit, and a $6.5 million improvement in operating income as a result of the discontinuance of operations at TibECo in fiscal 2002. Additionally, NCE incurred one-time consulting expenses of approximately $2.0 million in fiscal 2002.

Interest income, net was $0.2 million for fiscal 2003, compared to interest expense of $0.6 million for fiscal 2002. This decrease in interest expense was due to lower borrowings in fiscal 2003, compared to fiscal 2002. This lower level of borrowings was primarily due to cash generated from operations during fiscal 2003.

The effective income tax rate was 19.4% for fiscal 2003 and 22.7% for fiscal 2002. The low tax rate in fiscal 2003 primarily resulted from the sale of Madacy Entertainment, including the recognition of a tax benefit in the amount of $2.6 million related to the utilization of a capital loss carryforward. The low tax rate in fiscal 2002 was principally due to tax benefits recognized related to prior period TibECo losses for which no tax benefits were recorded in such prior periods.

Accounts receivable, net was $202.0 million at May 3, 2003, compared to $245.9 million at April 27, 2002. This decrease was primarily due to the elimination of the Madacy Entertainment accounts receivable balance in fiscal 2003 of $28.0 million resulting from the sale of that entity, and lower revenues in the fourth quarter of fiscal 2003 versus the same period of fiscal 2002.

Merchandise inventories was $120.0 million at May 3, 2003, compared to $150.6 million at April 27, 2002. This decrease was principally attributable to the elimination of the Madacy Entertainment inventory balance of $14.6 million resulting from the sale of this business unit, as discussed above, and a reduction in inventory levels in the United Kingdom and Mexico.

Other current assets was $18.0 million at May 3, 2003, compared to $22.4 million at April 27, 2002. This decrease was primarily due to the absence of the Madacy Entertainment other current assets balance in fiscal 2003 of $3.1 million.

Property and equipment, net was $55.7 million at May 3, 2003, compared to $67.7 million at April 27, 2002. This decrease was due to the impairment of Handleman Online computer hardware and software resulting from the refocusing of that entity, the absence of the Madacy Entertainment property and equipment balance in fiscal 2003 of $3.8 million, and the sale of the Company’s Tampa warehouse.

Goodwill, net was $3.4 million at May 3, 2003, compared to $13.9 million at April 27, 2002. This decrease was due to the write off of goodwill at the time of the sale of Madacy Entertainment that arose in connection with the acquisition of that entity.

Intangible assets, net was $44.7 million at May 3, 2003, compared to $67.2 million at April 27, 2002. This decrease was due to the elimination of the Madacy Entertainment intangible assets in fiscal 2003 of $12.7 million, and a reduction of prepaid royalties at Anchor Bay.

Other assets, net was $20.2 million at May 3, 2003, compared to $13.9 million at April 27, 2002. This increase was primarily due to the addition of a long-term note receivable resulting from the sale of Madacy Entertainment.

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

Liquidity and Capital Resources

The Company has an unsecured $170.0 million revolving credit agreement arranged with a consortium of banks which was amended during fiscal 2004 to extend the agreement through August 2006. The Company had no borrowings under its revolving credit agreement as of May 1, 2004. The borrowing base under the revolving credit agreement is limited to the lesser of (a) $170.0 million, (b) 80% of the net accounts receivable balances plus 100% of the cash balances of the United States companies, Handleman Canada and Handleman UK; however, Handleman Canada and Handleman UK balances are included only to the extent of their intercompany balances, or (c) $170.0 million less amounts outstanding under its subsidiary credit facilities.

Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as payments of cash dividends and repurchases of common stock under the Company’s stock repurchase program.

During the second quarter of fiscal 2004, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $474,000, which was included in interest income, net.

During the second quarter of fiscal 2004, the Company initiated the payment of quarterly cash dividends. For the fiscal year ended May 1, 2004, a total of $0.21 per share or $5.1 million in dividends was paid to shareholders.

Working capital at May 1, 2004 was $232.9 million, compared to $198.7 million at May 3, 2003. The working capital ratio was 2.3 to 1 at May 1, 2004, compared to 2.0 to 1 at May 3, 2003.

Net cash provided from operating activities included in the Consolidated Statements of Cash Flows decreased to $39.1 million for fiscal 2004 from $107.5 million for fiscal 2003. The decrease in cash flows from operating activities was primarily related to a $57.8 million variance in the year-over-year change in accounts receivable balances, predominately due to increased revenues in the fourth quarter this year versus the same period last year and the timing of shipments to customers; a decrease in the favorable year-over-year change in inventory balances of $12.7 million; and a decrease of $41.6 million in non-cash charges compared to the same period of last year (principally impairment of subsidiary assets and recoupment/amortization of acquired rights). These items were partially offset by higher net income of $10.9 million this year versus last year and favorable changes in year-over-year balances in accounts payable and other operating assets and other operating liabilities of $16.3 million and $16.5 million, respectively.

Net cash provided from investing activities was $29.2 million for fiscal 2004, compared to net cash used by investing activities of $8.2 million for fiscal 2003. This change was primarily related to proceeds from the sale of subsidiary companies. During fiscal 2004, the Company realized cash proceeds of $58.7 million from the sale of Anchor Bay Entertainment, while during fiscal 2003, the Company realized cash proceeds of $26.6 million from the sale of Madacy Entertainment, excluding tax benefits.

Net cash used by financing activities was $59.5 million for fiscal 2004, compared to $61.4 million used by financing activities for fiscal 2003. This decrease in cash used by financing activities was reflective of lower net repayments of debt totaling $43.0 million, partially offset by increased repurchases of the Company’s common stock of $37.6 million and cash dividends paid of $5.1 million.

The following table summarizes the Company’s contractual cash obligations and commitments as of May 1, 2004 along with their expected effect on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other long-term obligations	$2,838	$2,164	$674	$—	$—
Operating leases and other commitments	28,193	9,748	12,254	2,376	3,815
Less: operating sub-leases	(564)	(408)	(156)	—	—
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$33,828	$14,865	$12,772	$2,376	$3,815

The Company has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Accordingly, there are no liabilities associated with investments accounted for under the equity method that would be considered material to the Company.

Outlook

For fiscal 2005, the Company expects revenues and fully-diluted earnings per share from continuing operations to improve in the low single digits, in percentage terms, from continuing operations in fiscal 2004. This estimate is based on (i) revenues and earnings generated by the Company’s current customer base, (ii) the exclusion of the effect on expense for the change in accounting for stock-based compensation, and (iii) numerous other factors, including the ongoing improvement in music industry sales and the competitive nature of retail pricing. Direct product costs as a percentage of revenues is expected to be higher than fiscal 2004, while SG&A expenses are forecasted to decrease as the Company continues to gain operating efficiencies in the Company’s distribution centers and field sales staff. The Company expects a tax rate of approximately 37% for fiscal 2005. The Company expects to acquire additional shares of its common stock under the current 20% stock repurchase authorization.

New Accounting Pronouncements

In May 2003, Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments based on whether such financial instruments embody an obligation of the issuer. The Company has evaluated the impact of this Statement and will adopt SFAS No. 150 as necessary. Currently, the Company does not have any financial instruments that meet the criteria defined in this Statement.

In December 2003, SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was issued by the FASB. SFAS No. 132 (revised) expands employers’ disclosures about pension plans and other postretirement benefit plans, specifically, disclosures related to the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans. The Company adopted the revised provisions of this Statement.

In December 2003, a revision of Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” was issued by the FASB. The revisions of FIN No. 46 provide further guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate a variable interest entity. The Company has evaluated the revisions of FIN No. 46 and does not expect this Interpretation to have a significant impact on its operating results.

Other Information

The Company’s financial statements have reported amounts based on historical costs which represent dollars of varying purchasing power and do not measure the effects of inflation. If the financial statements had been restated for inflation, net income would have been lower because depreciation expense would have to be increased to reflect the most current costs.

Management does not believe that inflation within the economies in which the Company does business has had a material effect on the Company’s results of operations.

* * * * * * * * * *

This document contains forward-looking statements which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitation, conditions in the music industry, the ability to enter into profitable agreements with customers in the new businesses outlined in the Company’s strategic growth plan, securing funding or providing sufficient cash required to build and grow the new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, effects of electronic commerce, relationships with the Company’s lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors discussed in this Form 10-K and those detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets As of May 1, 2004, May 3, 2003 and April 27, 2002

Consolidated Statements of Income—For the Years Ended May 1, 2004, May 3, 2003 and April 27, 2002

Consolidated Statements of Shareholders’ Equity—For the Years Ended May 1, 2004, May 3, 2003 and April 27, 2002

Consolidated Statements of Cash Flows—For the Years Ended May 1, 2004, May 3, 2003 and April 27, 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Handleman Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Handleman Company and its subsidiaries at May 1, 2004, May 3, 2003, and April 27, 2002 and the results of their operations and their cash flows for each of the three years in the period ended May 1, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective May 4, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to SFAS No. 123. As discussed in Note 4 to the consolidated financial statements, effective April 28, 2002, Handleman Company changed its method of accounting related to goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.”

As discussed in Note 2 to the accompanying financial statements, the Company has restated its consolidated financial statements for the years ended May 3, 2003 and April 27, 2002.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

July 14, 2004

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF MAY 1, 2004, MAY 3, 2003 and APRIL 27, 2002

(in thousands of dollars except share data)

ASSETS	2004	2003 Restated	2002 Restated
Current assets:
Cash and cash equivalents	$73,713	$62,698	$20,254
Accounts receivable, less allowances of $10,606 in 2004, $24,269 in 2003 and $26,781 in 2002	216,388	201,994	245,874
Merchandise inventories	105,472	119,979	150,646
Other current assets	13,581	17,993	22,441

Total current assets	409,154	402,664	439,215
Property and equipment, net	62,124	55,733	67,707
Goodwill, net	3,406	3,406	13,942
Intangible assets, net	—	44,715	67,214
Other assets, net	19,908	20,175	13,891

Total assets	$494,592	$526,693	$601,969

LIABILITIES
Current liabilities:
Accounts payable	$129,776	$159,747	$206,180
Debt, current portion	—	3,571	3,571
Accrued and other liabilities	46,501	40,630	37,094

Total current liabilities	176,277	203,948	246,845
Debt, non-current	—	3,571	53,749
Other liabilities	9,449	9,199	13,823

Total liabilities	185,726	216,718	314,417

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 60,000,000 shares authorized: 23,455,000, 25,659,000 and 26,472,000 shares issued in 2004, 2003 and 2002, respectively	235	257	265
Accumulated other comprehensive income (loss)	1,646	(4,716)	(6,995)
Unearned compensation	(7,305)	(4,155)	(1,827)
Retained earnings	314,290	318,589	296,109

Total shareholders’ equity	308,866	309,975	287,552

Total liabilities and shareholders’ equity	$494,592	$526,693	$601,969

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MAY 1, 2004, MAY 3, 2003 and APRIL 27, 2002

(in thousands of dollars except per share data)

	2004	2003 Restated	2002 Restated
Revenues	$1,216,311	$1,279,582	$1,252,636

Costs and expenses:
Direct product costs	965,164	1,016,842	992,862
Selling, general and administrative expenses	199,969	205,695	215,086
Impairment of subsidiary assets	—	33,100	5,693

Operating income	51,178	23,945	38,995
Interest (income) expense, net	(641)	(230)	629

Income from continuing operations before income taxes and minority interest	51,819	24,175	38,366
Income tax expense	(17,831)	(4,695)	(8,711)

Minority interest	—	366	547

Income from continuing operations	33,988	19,846	30,202

Discontinued operations (Note 3):
Income from operations of discontinued subsidiary companies (including loss on disposal of $1,829 for the fiscal year ended May 1, 2004)	4,177	8,243	8,127
Income tax expense	(2,328)	(3,215)	(3,299)

Income from discontinued operations	1,849	5,028	4,828

Net income	$35,837	$24,874	$35,030

Income per share:
Continuing operations—basic	$1.39	$0.76	$1.13

Continuing operations—diluted	$1.38	$0.76	$1.13

Discontinued operations—basic	$0.07	$0.19	$0.18

Discontinued operations—diluted	$0.07	$0.19	$0.18

Net income—basic	$1.46	$0.95	$1.31

Net income—diluted	$1.45	$0.95	$1.31

Weighted average number of shares outstanding during the period
Basic	24,521	26,046	26,656

Diluted	24,661	26,046	26,842

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 1, 2004, MAY 3, 2003 and APRIL 27, 2002

(in thousands of dollars)

	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compen- sation	Retained Earnings	Total Share- holders’ Equity
April 28, 2001, previously reported	26,540	$265	$(7,473)	$—	$(63)	$258,052	$250,781
Cumulative effect, net of tax, for change in stock option accounting method					(256)	951	695

April 28, 2001, restated	26,540	265	(7,473)	—	(319)	259,003	251,476

Net income, restated						35,030	35,030
Adjustment for foreign currency translation			478				478

Comprehensive income, net of tax, restated							35,508

Stock-based compensation, restated	389	4			(1,508)	7,477	5,973
Common stock repurchased	(457)	(4)				(5,401)	(5,405)

April 27, 2002, restated	26,472	265	(6,995)	—	(1,827)	296,109	287,552

Net income, restated						24,874	24,874
Adjustment for foreign currency translation			6,404				6,404
Minimum pension liability (net of tax of $2,423)				(4,125)			(4,125)

Comprehensive income, net of tax, restated							27,153

Stock-based compensation, restated	331	3			(2,328)	11,167	8,842
Common stock repurchased	(1,144)	(11)				(13,561)	(13,572)

May 3, 2003, restated	25,659	257	(591)	(4,125)	(4,155)	318,589	309,975

Net income						35,837	35,837
Adjustment for foreign currency translation			7,764				7,764
Minimum pension liability (net of tax of $823)				(1,402)			(1,402)

Comprehensive income, net of tax							42,199

Stock-based compensation	429	4			(3,150)	16,108	12,962
Common stock repurchased	(2,633)	(26)				(51,144)	(51,170)
Cash dividends, $.21 per share						(5,100)	(5,100)

May 1, 2004	23,455	$235	$7,173	$(5,527)	$(7,305)	$314,290	$308,866

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 1, 2004, MAY 3, 2003 and APRIL 27, 2002

(in thousands of dollars)

	2004	2003 Restated	2002 Restated
Cash flows from operating activities:
Net income	$35,837	$24,874	$35,030

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	16,038	17,614	19,487
Amortization of acquisition costs	—	135	4,086
Recoupment/amortization of acquired rights	9,417	22,440	17,888
Loss on disposal of property and equipment	1,328	1,730	1,117
Impairment of subsidiary assets	1,829	33,100	5,693
Deferred income taxes	4,723	2,674	(5,736)
Stock-based compensation	9,049	6,542	3,767

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31,769)	26,016	2,754
(Increase) decrease in merchandise inventories	6,261	18,951	(23,254)
Decrease in other operating assets	2,698	5,375	3,459
Decrease in accounts payable	(25,652)	(41,985)	(3,832)
Increase (decrease) in other operating liabilities	9,298	(9,935)	(9,960)

Total adjustments	3,220	82,657	15,469

Net cash provided from operating activities	39,057	107,531	50,499

Cash flows from investing activities:
Additions to property and equipment	(23,259)	(16,804)	(31,486)
Proceeds from disposition of properties and equipment	250	4,746	85
Acquired rights	(6,522)	(16,990)	(18,915)
Proceeds from the sale of subsidiary companies	58,726	26,641	—
Additional investments in subsidiary companies	—	(5,840)	—

Net cash provided from (used by) investing activities	29,195	(8,247)	(50,316)

Cash flows from financing activities:
Issuances of debt	299,617	1,779,849	4,481,168
Repayments of debt	(306,760)	(1,830,026)	(4,491,433)
Cash dividends	(5,100)	—	—
Repurchases of common stock	(51,170)	(13,572)	(5,405)
Other changes in shareholders’ equity, net	3,913	2,300	2,206

Net cash used by financing activities	(59,500)	(61,449)	(13,464)

Effect of exchange rate changes on cash	2,263	4,609	(93)

Net increase (decrease) in cash and cash equivalents	11,015	42,444	(13,374)
Cash and cash equivalents at beginning of year	62,698	20,254	33,628

Cash and cash equivalents at end of year	$73,713	$62,698	$20,254

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Business

The Company has operated in two business segments. Handleman Entertainment Resources (“H.E.R.”) is a category manager and distributor of pre-recorded music to mass merchants, principally in North America and the United Kingdom (“UK”). North Coast Entertainment (“NCE”) encompassed the Company’s proprietary operations, which included music and video products.

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its NCE business segment. In accordance with accounting standards, the financial results of these subsidiary companies are reported as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented. Anchor Bay Entertainment was the last remaining proprietary operation within the NCE business segment. See Note 3 of Notes to Consolidated Financial Statements for additional information related to discontinued operations.

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal years ended May 1, 2004 (“fiscal 2004”) and April 27, 2002 (“fiscal 2002”) consisted of 52 weeks, whereas the fiscal year ended May 3, 2003 (“fiscal 2003”) consisted of 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. Minority interest recognized in the Company’s Consolidated Statements of Income represents the minority shareholders’ portion of the income or loss for less than wholly-owned subsidiaries. Since all subsidiary companies are now wholly owned, the minority interest share of net assets no longer existed at May 1, 2004. The minority interest share of the net assets of these subsidiaries of $2,460,000 and $2,829,000 as of May 3, 2003 and April 27, 2002, respectively, is included in other liabilities in the accompanying Consolidated Balance Sheets. The Company does not have any material equity investments other than in companies in which they have voting control.

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

Reclassifications

The fiscal year 2003 and 2002 Consolidated Statements of Cash Flows have been conformed to the presentation adopted in fiscal year 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Recognition of Revenue and Future Returns

Revenues are recognized upon delivery of product to customers (“FOB destination”). As a category manager of music product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns which include both salable and non-salable product, as well as damaged merchandise, and provides credit for such customer product returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimates for future returns and records adjustments as necessary.

Direct Product Costs

As a distributor of music product, the Company is a reseller of finished goods. Accordingly, substantially all of the Company’s direct product costs relate to its purchase price from suppliers for finished music products shipped from the Company to customers. The Company computes direct product costs at an item specific level based on the lower of cost (first-in, first-out method) or market at the time of product shipment to customers. Direct product costs also include costs associated with acquiring and preparing inventory for distribution, as well as inventory reserves, supplier discounts and residual advertising related items.

Selling, General and Administrative Expenses

The major components of the Company’s selling, general and administrative expenses included in its Consolidated Statements of Income are as follows:

•	labor expense, which includes field sales, warehouse, corporate office labor, and stock-based compensation expense along with associated payroll taxes and fringe benefits;

•	freight expense related to product shipments to customers;

•	depreciation expense, which includes depreciation of Company-owned display fixtures located in customers’ retail stores;

•	travel; and

•	supplies expense.

Shipping and Handling (Freight Expense)

The Company does not bill customers for shipping and handling costs incurred. Shipping and handling costs associated with shipments to and returns from customers are paid by the Company and included in selling, general and administrative expenses in the Consolidated Statements of Income. Customer related shipping and handling costs included in selling, general and administrative expenses from continuing operations were $13,952,000, $13,847,000 and $14,992,000 for fiscal years 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has stock-based compensation plans in the form of stock options, performance shares and restricted stock. Prior to fiscal 2004, and after the restatement discussed in Note 2 of Notes to Consolidated Financial Statements, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Compensation expense for the Company’s stock-based plans has been reflected in net income for all years presented in the Company’s Consolidated Statements of Income, as all awards granted under these plans have been accounted for under the variable accounting method. Under variable accounting,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Effective May 4, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 were accounted for utilizing the fair value provisions of SFAS No. 123 and are expensed over the vesting period. The effect of this change was to increase pre-tax income by $707,000 in fiscal 2004 over that which would have been reported had variable accounting under APB No. 25 been continued for stock options and performance shares issued subsequent to fiscal year 2003.

The pre-tax costs related to stock-based compensation included in the determination of net income for the fiscal years ended May 1, 2004, May 3, 2003 and April 27, 2002 was $13,198,000, $6,542,000 and $3,767,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

		2004	2003 Restated	2002 Restated
Net income		$35,837	$24,874	$35,030
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		8,447	4,946	2,795
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(4,394)	(2,796)	(1,942)

Proforma net income		$39,890	$27,024	$35,883

Net income per share:
Reported	—basic	$1.46	$0.95	$1.31
	—diluted	1.45	0.95	1.31
Proforma	—basic	1.63	1.04	1.35
	—diluted	1.62	1.04	1.34

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Expected life (in years)	4.7	5.0	5.0
Risk-free interest rate	2.26%	3.72%	4.92%
Volatility	41.42%	43.48%	43.55%
Dividend yield	.05%	—	—

The weighted average estimated fair value of stock options granted during fiscal years 2004, 2003 and 2002 was $6.51, $5.17 and $7.02, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Foreign Currency Translation

The Company’s foreign subsidiaries utilize the local currency as their functional currency. Therefore, the Company follows the guidance outlined in SFAS No. 52, “Foreign Currency Translation,” to convert the balance sheets and statements of operations of its foreign subsidiaries to United States dollars. The Company uses an average exchange rate for the period, based on published daily rates, to convert foreign operational transactions to United States dollars. Assets and liabilities of foreign subsidiaries are converted to United States dollars using the prevailing published exchange rate on the last business day of the fiscal period. Common stock and additional paid in capital are converted at historical exchange rates. Resulting translation adjustments are included as a component of “Accumulated other comprehensive income (loss).” Net transaction gains (losses) included in selling, general and administrative expenses from continuing operations in the Company’s Consolidated Statements of Income were $(663,000), $610,000 and $54,000 for the years ended May 1, 2004, May 3, 2003 and April 27, 2002, respectively.

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

Earnings Per Share

For computing diluted earnings per share from net income in accordance with SFAS No. 128, “Earnings Per Share,” additional weighted average shares attributable to outstanding stock options and performance shares were 140,000, (36,000) and 186,000 for the years ended May 1, 2004, May 3, 2003 and April 27, 2002, respectively. Since the average market price per share of the Company’s common stock decreased to $12.15 for fiscal 2003, additional weighted average shares were anti-dilutive.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The table below presents information about the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	May 1, 2004	May 3, 2003	April 27, 2002
Trade accounts receivable	$226,994	$226,263	$272,655
Less allowances for:
Gross profit impact of estimated future returns	(8,508)	(12,759)	(14,067)
Bankrupt customers	—	(6,720)	(6,917)
Doubtful accounts	(2,098)	(4,790)	(5,797)

Accounts receivable, net	$216,388	$201,994	$245,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Inventory Valuation

Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $11,128,000, $10,908,000 and $10,888,000 were incurred during the years ended May 1, 2004, May 3, 2003 and April 27, 2002, respectively, and are classified as a component of direct product costs in the Company’s Consolidated Statements of Income. Merchandise inventories as of May 1, 2004, May 3, 2003 and April 27, 2002 included $1,228,000, $1,149,000 and $1,190,000, respectively, of such costs.

Substantially all of the Company’s inventory is comprised of compact discs which are not substandard from a functional standpoint. Typically, the Company’s suppliers offer return privileges for excess inventory quantities. Therefore, inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s vendors offer some level of return allowances and price protection.

Acquired Rights

The Company, principally in its proprietary products business, acquired rights to video licenses, giving it the exclusive privilege to manufacture and distribute such products. As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company sold certain subsidiary companies during fiscal 2004, and assets of these subsidiary companies included all of the acquired rights of the Company.

The costs of acquired rights included advances paid to licensors and costs to create a master to be used for duplication. The acquired rights were amortized based upon the sales volume method over a period which was the lesser of the terms of the agreements or the products’ estimated useful lives. On a regular basis, the Company performed analyses comparing the carrying values of its acquired rights with the expected future economic benefit of these assets. Based upon such analyses, the Company adjusted, if necessary, the value of its acquired rights. See Note 4 of Notes to Consolidated Financial Statements for additional information related to acquired rights.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement applies to long-lived assets other than goodwill and prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment.

During fiscal 2004, the Company recorded pre-tax impairment charges of $1,829,000 under the provisions of SFAS No. 144, related to the sale of its Anchor Bay Entertainment business unit. Of these charges, $665,000 was recorded in the second quarter and included fees and legal expenses related to the sales transaction. The remaining $1,164,000 was recorded in the fourth quarter and resulted from an adjustment to the sale proceeds in accordance with the terms of the sale agreement. These impairment charges were recorded in “Income from discontinued operations.” Additionally, the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company will not have any continuing involvement in the operations of these companies. See Note 3 of Notes to Consolidated Financial Statements for additional information related to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In the third quarter of fiscal 2003, the Company recorded a $28,034,000 impairment charge under the provisions of SFAS No. 144, related to the sale of its Madacy Entertainment business unit. This impairment charge represents the difference between the net book value of the assets sold and the selling price of those assets. This impairment charge was recorded as “Impairment of subsidiary assets” in the Consolidated Statements of Income and included in income from continuing operations. This impairment charge, as well as the results of operations for Madacy Entertainment, was not reported as discontinued operations since not all of the cash flows related to Madacy Entertainment will be eliminated from the ongoing operations of the Company. The Company expects to purchase the same level of product from Madacy Entertainment as was purchased prior to the sale, and in turn, will continue to sell the product at a profit margin consistent with historical performance.

In the third quarter of fiscal 2003, the Company recorded a $5,066,000 impairment charge under the provisions of SFAS No. 144, related to the refocusing of its e-commerce subsidiary, Handleman Online. As part of this refocusing strategy, the Company decided to discontinue internet services such as website hosting, maintenance and support, and focus solely on consumer direct fulfillment and category management services. This impairment charge was recorded as “Impairment of subsidiary assets” in the Consolidated Statements of Income and included in income from continuing operations. This impairment charge was comprised of the following (in thousands of dollars):

Category	Impairment Amount
Computer hardware and software	$4,829
Employee termination benefits	152
Operating lease and service contract termination costs	85

Total	$5,066

The computer hardware and software used to support these exited internet services no longer had any economic value to the Company since the cost of this asset group was not recoverable through future undiscounted cash flows. During fiscal 2004, the Company ceased the operation of Handleman Online. No additional impairment charges were recorded.

In the third quarter of fiscal 2002, the Company recorded a pre-tax impairment charge of $5,693,000 related to the discontinuance of operations at The itsy bitsy Entertainment Company (“TibECo”); this impairment charge was recorded as “Impairment of subsidiary assets” in the Consolidated Statements of Income and included in income from continuing operations. This impairment charge was comprised of the following (in thousands of dollars):

Category	Impairment Amount
Licensing agreements	$3,681
Severance	615
Rent	550
Property, plant and equipment	363
Other	484

Total	$5,693

Fair value for the licensing agreements was determined by discussions with potential buyers while the other categories of items were individually analyzed and adjusted accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Financial Instruments

The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company estimates that fair values generally approximated carrying values at May 1, 2004, May 3, 2003 and April 27, 2002. Fair values have been determined through information obtained from market sources and management estimates.

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

In December 2003, SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was issued by the FASB. SFAS No. 132 (revised) expands employers’ disclosures about pension plans and other postretirement benefit plans, specifically, disclosures related to the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans. The Company adopted the revised provisions of this Statement.

In December 2003, a revision of FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” was issued by the FASB. The revisions of FIN No. 46 provide further guidance on the identification of entities for which control is achieved through means other than through voting rights and the method for determining when and which business enterprises should consolidate a variable interest entity. The Company has evaluated the revisions of FIN No. 46 and does not expect this Interpretation to have a significant impact on its operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2. Restatement of Previously Issued Financial Statements

The consolidated financial statements as of and for the fiscal years 2003 and 2002 have been restated to reflect certain stock option awards as variable due to their settlement arrangements, pursuant to FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). As a result, the Company has restated its selling, general and administrative expenses from continuing operations, related income tax expense and unearned compensation for fiscal years 2003 and 2002, as well as restated the quarterly periods within fiscal years 2004 and 2003 (see Note 12 of Notes to Consolidated Financial Statements). The effect of this restatement is as follows (amounts in thousands):

	Fiscal 2003		Fiscal 2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Income

Selling, general and administrative expenses	$201,347	$205,695	$212,159	$215,086
Income from continuing operations before income tax and minority interest	28,523	24,175	41,293	38,366
Income tax expense	6,246	4,695	9,754	8,711
Income from continuing operations	22,643	19,846	32,086	30,202
Net income	27,671	24,874	36,914	35,030

Income per share:
Continuing operations —basic	$0.87	$0.76	$1.20	$1.13
Continuing operations —diluted	$0.87	$0.76	$1.20	$1.13

Net income —basic	$1.06	$0.95	$1.38	$1.31
Net income —diluted	$1.06	$0.95	$1.38	$1.31

	As of May 3, 2003		As of April 27, 2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Balance Sheets

Other assets, net (a)	$19,046	$20,175	$13,310	$13,891
Total assets	525,564	526,693	601,388	601,969
Unearned compensation	(3,141)	(4,155)	(1,708)	(1,827)
Retained earnings	316,446	318,589	295,409	296,109
Total shareholders’ equity	308,846	309,975	286,971	287,552
Total liabilities and shareholders’ equity	525,564	526,693	601,388	601,969

(a)	Change relates to deferred taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3. Discontinued Operations

In the second quarter of fiscal 2004, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its North Coast Entertainment business segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company will not have any continuing involvement in the operations of these companies after the disposal transaction. Under the provisions of SFAS No. 144, the Company recorded a pre-tax impairment charge of $665,000 ($1,057,000 after tax) in the second quarter which included fees and legal expenses related to the sales transaction. In the fourth quarter, the purchaser requested adjustments to the sale proceeds in accordance with the terms of the purchase agreement. As a result, the Company agreed to certain of the requested adjustments and recorded an additional impairment charge of $1,164,000 ($749,000 after tax). These impairment charges were included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income. Certain requested adjustments remain unresolved and the Company believes its potential exposure is in the range of zero to $7,000,000. However, since no assurance can be given to the resolution of these unresolved requested adjustments, as they are neither probable nor estimatable, no accrual has been recorded for these items. The sale was completed on December 11, 2003 and generated $58,726,000 in cash.

Additionally, in the fourth quarter of fiscal 2004, a licensor of Anchor Bay Entertainment exercised its right to audit its royalty statements. As a result of this audit, the licensor has asserted a claim against Anchor Bay Entertainment for royalties it believes are due them, in the amount of $5,600,000. Per the Anchor Bay Entertainment sale agreement, the Company is potentially liable for certain royalty audit claims. The Company believes its potential exposure is in the range of zero to $5,600,000. However, since no assurance can be given to the resolution of this claim, as it is neither probable nor estimatable, no accrual has been recorded for this claim.

The table below summarizes the major categories of assets and liabilities sold (in thousands of dollars):

Assets
Accounts receivable	$21,545
Merchandise inventories	10,560
Acquired rights	39,717
Property and equipment, net	210
All other operating assets	999

Total assets	$73,031

Liabilities
Accounts payable	$(6,839)
All other operating liabilities	(6,302)

Total liabilities	$(13,141)

Adjustment to sale proceeds	$(1,164)

Total sale proceeds	$58,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4. Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 changed the accounting for goodwill and other intangible assets with indefinite lives from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 required amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company performs impairment analyses for goodwill and other intangible assets with indefinite lives as of the end of each fiscal year.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Consolidated Balance Sheets as of May 1, 2004, May 3, 2003 and April 27, 2002 was $3,406,000, $3,406,000 and $13,942,000, respectively, which were net of amortization of $1,224,000, $1,224,000 and $21,212,000, respectively. In fiscal year 2002, these assets were being amortized using the straight-line method over periods ranging from four to 15 years.

The following table presents the proforma effects on the Company’s net income and earnings per share in fiscal years 2004, 2003 and 2002 had goodwill amortization expense, net of income taxes, been excluded in all years presented herein (in thousands of dollars except per share data):

	2004	2003 Restated	2002 Restated
Net income	$35,837	$24,874	$35,030
Add back goodwill amortization	—	—	4,899

Adjusted net income	$35,837	$24,874	$39,929

Basic earnings per share:
Net income	$1.46	$0.95	$1.31
Goodwill amortization	—	—	.19

Adjusted net income	$1.46	$0.95	$1.50

Diluted earnings per share:
Net income	$1.45	$0.95	$1.31
Goodwill amortization	—	—	.18

Adjusted net income	$1.45	$0.95	$1.49

The following table summarizes the changes in the carrying amount of goodwill by reportable segments for the fiscal years ended May 3, 2003 and May 1, 2004 (in thousands of dollars):

	H.E.R.	NCE	Total
Balance as of April 27, 2002	$3,406	$10,536	$13,942
Goodwill acquired during year	—	6,351	6,351
Impairment loss	—	(119)	(119)
Goodwill written off related to sale of business unit	—	(16,768)	(16,768)

Balance as of May 3, 2003	$3,406	$—	$3,406

Balance as of May 1, 2004	$3,406	$—	$3,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Intangible Assets (Acquired Rights)

The Company, principally in its proprietary product business within its NCE business segment, acquired rights to video licenses giving it the exclusive privilege to manufacture and distribute such products. The costs of acquired rights included advances paid to licensors and costs to create a master to be used for duplication. The acquired rights were amortized based upon the sales volume method over a period which was the lesser of the terms of the agreements or the products’ estimated useful lives. On a regular basis, the Company performed analyses comparing the carrying value of its acquired rights with the expected future economic benefit of these assets. Based on such analyses, the Company adjusted, when necessary, the value of its acquired rights.

On a monthly basis, management evaluated video licenses to determine if balances were in a prepaid or payable status. Such agreements resulted in a payable status when, due to sales volume, the Company had fully expensed advances made to acquire or license products and additional royalties were owed to licensors. Royalties payable to licensors were classified as accrued royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets.

In addition, some agreements with licensors were structured such that payments of advances were due in installments. In these instances, future contractual advances owed to licensors were also classified as accrued royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets, with the corresponding assets included in “Intangible assets, net.”

As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company sold certain subsidiary companies in fiscal 2004, and assets of these subsidiary companies included all intangible assets of the Company, as well as all accrued royalties. As a result, there were no intangible assets or accrued royalties in the Company’s Consolidated Balance Sheet as of May 1, 2004. Consequently, estimated future amortization expense is zero. Accrued royalties as of May 3, 2003 and April 27, 2002 were $3,112,000 and $7,098,000, respectively.

The following information relates to intangible assets subject to amortization (in thousands of dollars):

	May 3, 2003		April 27, 2002
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License advances	$65,493	$41,347	$74,243	$34,744
Masters	33,794	13,225	45,786	18,087
Non-compete agreements	—	—	910	894

Total	$99,287	$54,572	$120,939	$53,725

	May 3, 2003		April 27, 2002
Amortized Intangible Assets	Net Amount	Weighted Avg. Amortization Period	Net Amount	Weighted Avg. Amortization Period
License advances	$24,146	100 mos.	$39,499	95 mos.
Masters	20,569	90 mos.	27,699	83 mos.
Non-compete agreements	—	—	16	120 mos.

Total	$44,715	96 mos.	$67,214	90 mos.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following is a summary of aggregate amortization expense (in thousands of dollars):

Fiscal Years	Amount
2004	$9,417
2003	22,456
2002	17,983

The Company does not have any intangible assets, other than goodwill, which are not subject to amortization.

5. Segment Information

The Company has determined, using the management approach, that it operated in two business segments: Handleman Entertainment Resources provides category management and distribution services of music products to select mass merchants, and North Coast Entertainment encompassed the Company’s proprietary activities, which included music and video product.

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

As described in Note 3 of Notes to Consolidated Financial Statements, the Company sold certain subsidiary companies in fiscal year 2004, all of which had previously been reported in the NCE business segment. Fiscal 2004 amounts below represent all H.E.R. operations, as well as activity from remaining NCE operations other than from those companies which were sold in fiscal 2004. Fiscal 2003 amounts represent all H.E.R. operations, as well as NCE results including Madacy Entertainment, which was sold in the third quarter of fiscal 2003, and activity from remaining NCE operations other than from those companies which were sold in the second quarter of fiscal 2004 (as those amounts are classified as discontinued operations).

As a result of the sale of these subsidiary companies, beginning in fiscal 2005, the Company’s operations will be comprised only of one business segment, Handleman Entertainment Resources.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 (in thousands of dollars):

Fiscal 2004:	H.E.R.	NCE	Total
Revenues, external customers	$1,214,026	$129	$1,214,155
Segment income (loss)	51,241	(416)	50,825
Total assets	501,500	107	501,607
Capital expenditures	23,227	32	23,259

Fiscal 2003, restated:	H.E.R.	NCE	Total
Revenues, external customers	$1,247,500	$31,498	$1,278,998
Intersegment revenues	—	17,037	17,037
Segment income (loss)	57,051	(1,448)	55,603
Impairment of subsidiary assets	(5,066)	(28,034)	(33,100)
Total assets	477,256	81,597	558,853
Capital expenditures	16,386	418	16,804

Fiscal 2002, restated:	H.E.R.	NCE	Total
Revenues, external customers	$1,201,571	$50,655	$1,252,226
Intersegment revenues	—	20,221	20,221
Segment income (loss)	60,905	(17,301)	43,604
Impairment of subsidiary assets	—	(5,693)	(5,693)
Total assets	510,509	164,541	675,050
Capital expenditures	29,086	2,400	31,486

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes and minority interest, and total segment assets to consolidated assets as of and for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 is as follows (in thousands of dollars):

	2004	2003 Restated	2002 Restated
Revenues
Total segment revenues	$1,214,155	$1,296,035	$1,272,447
Corporate revenues	2,156	584	410
Elimination of intersegment revenues	—	(17,037)	(20,221)

Consolidated revenues from continuing operations	$1,216,311	$1,279,582	$1,252,636

Income Before Income Taxes and Minority Interest
Total segment income for reportable segments	$50,825	$55,603	$43,604
Impairment of subsidiary assets	—	(33,100)	(5,693)
Interest income	1,636	1,333	989
Interest expense	(995)	(1,103)	(1,618)
Unallocated corporate income	353	1,442	1,084

Consolidated income from continuing operations before income taxes and minority interest	$51,819	$24,175	$38,366

Assets
Total segment assets	$501,607	$558,853	$675,050
Elimination of intercompany receivables and payables	(7,015)	(32,160)	(73,081)

Consolidated assets	$494,592	$526,693	$601,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Revenues from continuing operations and long-lived assets information by geographic area, which is based upon the country in which the legal subsidiary is domiciled, as of and for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 are as follows (in thousands of dollars):

	Revenues from Continuing Operations
	2004	2003	2002
United States	$840,816	$978,535	$997,026
United Kingdom	246,091	191,619	145,162
Canada	115,958	97,480	91,018
Other foreign	13,446	11,948	19,430

	$1,216,311	$1,279,582	$1,252,636

	Long-Lived Assets
	2004	2003	2002
United States	$74,574	$106,813	$142,437
United Kingdom	5,150	7,647	5,942
Canada	2,110	3,461	3,553
Other foreign	125	409	4,616

	$81,959	$118,330	$156,548

For the years ended May 1, 2004, May 3, 2003 and April 27, 2002, Wal-Mart Stores, Inc., accounted for approximately 68 percent, 56 percent and 51 percent of the Company’s revenues from continuing operations, respectively, while Kmart Corporation, an entity which emerged from Chapter 11 bankruptcy in May 2003, accounted for approximately 17 percent, 29 percent and 31 percent of the Company’s revenues from continuing operations, respectively. The discontinuance of, or a significant unfavorable change in, the relationships with either of the Company’s two largest customers would have a materially adverse effect upon the Company’s future revenues and earnings. Approximately 100 percent, 99 percent and 98 percent of the combined revenues from continuing operations for these two customers are included in the H.E.R. segment for the years ended May 1, 2004, May 3, 2003 and April 27, 2002, respectively. Collectively, these customers accounted for approximately 84 percent, 81 percent and 71 percent of accounts receivable at May 1, 2004, May 3, 2003 and April 27, 2002, respectively.

6. Pension Plan

The Company has two defined benefit pension plans (“Pension Benefits”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has one nonqualified post retirement plan, Supplemental Executive Retirement Plan (“SERP”), which covers select employees. The information below, for all periods presented, combines U.S. and Canadian pension plans, and discloses SERP information separately. (In prior years’ disclosures, the U.S. pension plan and SERP were combined.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Obligations and Funded Status

The projected benefit obligation, fair value of plan assets, funded status, net periodic benefit cost at May 1, 2004, May 3, 2003 and April 27, 2002 for the two defined benefit pension plans and SERP are as follows (in thousands of dollars):

	Pension Benefits			SERP
	2004	2003	2002	2004	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$40,318	$33,768	$29,942	$6,760	$6,170	$4,953
Service cost	1,642	1,301	1,161	432	348	358
Interest cost	2,724	2,351	2,218	523	396	406
Amendments	—	—	1,589	—	—	2
Actuarial (gain) loss	4,638	4,112	(130)	1,117	253	480
Benefits paid	(1,265)	(1,214)	(1,012)	(132)	(407)	(29)

Projected benefit obligation at end of year	$48,057	$40,318	$33,768	$8,700	$6,760	$6,170

Change in plan assets:
Fair value of plan assets at beginning of year	$26,608	$23,490	$21,743	$—	$—	$—
Actual return on plan assets	2,402	842	772	—	—	—
Net realized gain (loss) on the sale of assets	781	(179)	(643)	—	—	—
Unrealized appreciation (depreciation)	1,224	(707)	(403)	—	—	—
Company contributions	6,538	4,377	3,033	132	407	29
Benefits paid	(1,264)	(1,215)	(1,012)	(132)	(407)	(29)

Fair value of plan assets at end of year	$36,289	$26,608	$23,490	$—	$—	$—

Funded status at end of year	$(11,768)	$(13,711)	$(10,278)	$(8,700)	$(6,760)	$(6,170)
Unrecognized net loss from past experience different from that assumed	13,801	12,631	6,637	2,689	1,872	1,679
Unrecognized net gain from excess funding	—	(14)	(133)	—	—	—
Unrecognized prior service cost	1,144	1,350	—	898	—	—
Minimum pension liability	(7,683)	(6,548)	—	(1,090)	—	—

Accrued benefit cost	$(4,506)	$(6,292)	$(3,774)	$(6,203)	$(4,888)	$(4,491)

Amounts recognized in the Company’s Consolidated Balance Sheets at May 1, 2004, May 3, 2003 and April 27, 2002 are as follows (in thousands of dollars):

	Pension Benefits			SERP
	2004	2003	2002	2004	2003	2002
Prepaid benefit costs	$89	$—	$—	$—	$—	$—
Accrued benefit costs	(5,738)	(7,643)	(5,597)	(7,101)	(4,700)	(3,848)
Intangible assets	1,144	1,350	—	898	—	—
Accumulated and other comprehensive income	7,683	6,548	—	1,090	—	—

Net amount recognized	$3,178	$255	$(5,597)	$(5,113)	$(4,700)	$(3,848)

The accumulated benefit obligation for the two defined benefit pension plans was $41,719,000, $34,115,000 and $28,737,000 at May 1, 2004, May 3, 2003 and April 27, 2002, respectively. The accumulated benefit obligation for SERP was $7,101,000, $4,700,000 and $3,164,000 at May 1, 2004, May 3, 2003 and April 27, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s two defined benefit pension plans and SERP have accumulated benefit obligations in excess of plan assets as follows (in thousands of dollars):

	Pension Benefits			SERP
	2004	2003	2002	2004	2003	2002
Projected benefit obligation	$48,057	$40,318	$33,768	$8,700	$6,760	$6,170
Accumulated benefit obligation	41,719	34,115	28,737	7,101	4,700	3,164
Fair value of plan assets	36,289	26,608	23,490	—	—	—

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Benefits			SERP
	2004	2003	2002	2004	2003	2002
Service cost	$1,642	$1,301	$1,161	$432	$348	$358
Interest cost	2,724	2,351	2,218	523	396	406
Expected return on plan assets	(2,458)	(2,128)	(1,964)	—	—	—
Amortization of unrecognized transition asset, prior service cost and actuarial gain	1,705	374	252	513	274	374

Net periodic benefit cost	$3,613	$1,898	$1,667	$1,468	$1,018	$1,138

Additional Information (in thousand of dollars):

	Pension Benefits			SERP
	2004	2003	2002	2004	2003	2002
Increase in minimum liability included in other comprehensive income	$1,135	$6,548	$—	$1,090	$—	$—

Assumptions

Weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at May 1, 2004, May 3, 2003 and April 27, 2002 are as follows:

	2004	2003	2002
Discount rate	6.25%	6.5%	7.25%
Rate of compensation increase	5.0	5.0	5.0

Weighted average assumptions used to determine net periodic benefit cost for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 are as follows:

	2004	2003	2002
Discount rate	6.5%	7.25%	7.25%
Expected long-term return on plan assets	8.25	8.25	8.5
Rate of compensation increase	5.0	5.0	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Plan Assets

The Company’s two defined benefit pension plans weighted-average asset allocations at May 1, 2004, May 3, 2003 and April 27, 2002, by asset category are as follows:

	Pension Benefits
	2004	2003	2002
Asset Category
Equity securities	60.7%	57.3%	60.0%
Debt securities	36.0	40.0	35.0
Real estate	1.3	0.7	—
Other	2.0	2.0	5.0

Total	100.0%	100.0%	100.0%

Plan assets are invested in various pooled investment funds and mutual funds maintained by the Plan trustee, as well as Handleman Company common stock valued at $1,248,000 at May 3, 2003 and $906,000 at April 27, 2002. The Pension Trust held no shares of Handleman Company common stock at May 1, 2004.

The Company’s strategy for Plan assets is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocation (range of 0%—5% cash, 45%—65% equity, 30%—50% fixed income and 0%—10% REITs). The assets are reallocated periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

The expected long-term rate of return on assets was 8.25% for fiscal years 2004, 2003 and 2002. The basis used to determine the overall expected long-term rate of return on assets was the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% and 6%.

Cash Flows

The Company expects to contribute a total of $5,010,000 to its two defined benefit pension plans in fiscal 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

	Pension Benefits	SERP
2005	$1,447	$99
2006	1,571	127
2007	1,618	171
2008	1,743	241
2009	1,992	593
2010-2014	14,191	5,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7. Debt

The Company has an unsecured $170,000,000 revolving credit agreement with a consortium of banks, which was amended during fiscal 2004 to extend the facility through August 2006. At May 1, 2004, borrowings available under the credit agreement were $166,639,000 after $3,361,000 of outstanding letters of credit. The Company had no borrowings outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or “LIBOR.” As of May 1, 2004, the most favorable interest rate the Company could borrow under was 2.09%. The weighted average amount of borrowings outstanding under the credit agreement were $1,572,000, $18,803,000 and $73,020,000 for the years ended May 1, 2004, May 3, 2003 and April 27, 2002, respectively. The weighted average interest rates under the credit agreement were 3.25% for the year ended May 1, 2004, 3.46% for the year ended May 3, 2003 and 3.73% for the year ended April 27, 2002.

The borrowing base under the revolving credit agreement is limited to the lesser of (a) $170,000,000, (b) 80% of the net accounts receivable balances plus 100% of the cash balances of United States companies, Handleman Canada and Handleman UK; however, Handleman Canada and Handleman UK balances are included only to the extent of their intercompany balances, or (c) $170,000,000 less amounts outstanding under its subsidiary credit facilities.

The revolving credit agreement contains certain restrictions and covenants, relating to, among others, minimum debt service ratio, maximum leverage ratio and minimum consolidated tangible net worth. As of May 1, 2004, the Company was in compliance with these various provisions.

In fiscal 1995, the Company entered into a $100,000,000 senior note agreement, as amended, with a group of insurance companies. During the second quarter of this fiscal year, the Company prepaid its outstanding debt under the senior note agreement in the amount of $7,142,000 ($3,571,000 was scheduled to mature in February 2004 with the remaining $3,571,000 scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $474,000, which is included in “Interest expense, net.”

In fiscal 2004, a subsidiary entered into a £12,000,000 credit facility (approximately $21,336,000 U.S.) with a certain bank. As of May 1, 2004, the interest rate was 5.5% and no amounts were outstanding. The Company has guaranteed repayment of amounts borrowed under this facility, and the Company’s revolving credit agreement is lowered by any outstanding borrowings under this facility.

Interest expense from continuing operations for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 was $995,000, $1,103,000 and $1,618,000, respectively. Total interest paid for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 was $1,200,000, $1,773,000 and $5,466,000, respectively.

8. Income Taxes

The domestic and foreign components of income (loss) from continuing operations before income taxes and minority interest for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 are as follows (in thousands of dollars):

	2004	2003 Restated	2002 Restated
Domestic	$34,144	$24,820	$47,436
Foreign	17,675	(645)	(9,070)

Income (loss) from continuing operations before income taxes and minority interest	$51,819	$24,175	$38,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Provisions for income taxes related to income from continuing operations for the years ended May 1, 2004, May 3, 2003 and April 27, 2002 consist of the following (in thousands of dollars):

	2004	2003 Restated	2002 Restated
Currently payable:
Federal	$11,290	$1,799	$11,622
Foreign	5,024	456	2,328
State and other	561	400	223
Deferred, net:
Federal	(102)	720	(2,083)
Foreign	1,398	438	(4,347)
State and other	(340)	882	968

	$17,831	$4,695	$8,711

The following table provides a reconciliation of the Company’s resulting income tax from the statutory federal income tax (in thousands of dollars):

	2004	2003 Restated	2002 Restated
Federal statutory income tax	$18,137	$8,461	$13,428
State and local income taxes	754	845	580
Effect of foreign operations	235	964	117
Effect of domestic subsidiary not consolidated for tax purposes	704	—	(4,389)
Utilization of capital loss carryforward	—	(2,571)	—
Adjustment to prior year’s accruals	(1,551)	(2,722)	(2,000)
Other	(448)	(282)	975

Resulting income tax	$17,831	$4,695	$8,711

Items that gave rise to significant portions of the deferred tax accounts at May 1, 2004, May 3, 2003 and April 27, 2002 are as follows (in thousands of dollars):

	May 1, 2004		May 3, 2003 Restated		April 27, 2002 Restated
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Allowances	$5,851	$7,425	$9,635	$9,691	$12,531	$5,279
Carryover losses	8,933	—	9,495	—	10,174	—
Employee benefits	9,625	3,473	4,826	1,287	6,468	682
Property and equipment	823	4,839	373	7,580	732	6,581
Inventory	518	718	935	650	127	701
Tax credit carryforwards	4,091	—	4,844	—	5,410	—
Subsidiary investments	2,953	—	2,953	—	2,953	—
Other	271	683	1,164	581	1,155	520

	33,065	17,138	34,225	19,789	39,550	13,763
Valuation allowance	(2,953)	—	(2,953)	—	(6,200)	—

Net	$30,112	$17,138	$31,272	$19,789	$33,350	$13,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has foreign net operating losses of $29,800,000. The foreign net operating losses do not expire and can be carried forward indefinitely. The Company has recognized a valuation allowance against a deferred tax asset for a book tax basis difference because it is more likely than not that the Company will not generate sufficient income of the appropriate character to realize the deferred tax asset.

The Company has foreign tax credit carryforwards of approximately $4,091,000, which will expire in 2006 through 2007.

Total income taxes paid in fiscal years 2004, 2003 and 2002 were approximately $7,100,000, $6,093,000 and $19,042,000, respectively.

9. Property and Equipment

Property and equipment consists of the following (in thousands of dollars):

	2004	2003	2002
Land	$640	$830	$1,233
Buildings and improvements	13,152	13,087	14,681
Display fixtures	33,154	32,876	38,030
Computer hardware and software	49,289	35,195	51,465
Equipment, furniture and other	35,329	33,073	32,042

	131,564	115,061	137,451
Less accumulated depreciation	69,440	59,328	69,744

Total property and equipment, net	$62,124	$55,733	$67,707

Property and equipment is recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in results of operations for the period. Repair costs are charged to expense as incurred.

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes internal labor costs associated with developing computer software. Such costs are depreciated over the expected life of the software, generally three to seven years.

The Company includes depreciation expense in selling, general and administrative expenses in its Consolidated Statements of Income. Depreciation is computed primarily using the straight-line method based on the following estimated useful lives:

Display fixtures	5 years
Computer hardware and software	3-7 years
Equipment, furniture and other	3-10 years
Buildings and improvements	10-40 years

10. Stock Plans

During fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 Stock Option and Incentive Plan (the “Plan”), which authorized the granting of stock options, performance shares and restricted stock. The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On April 6, 2004, the Company’s Board of Directors approved amendments to the Company’s 1998 Stock Option and Incentive Plan and the 2001 Stock Option and Incentive Plan. As a result of that amendment, restricted stock can be issued in book entry form by Handleman Company’s stock transfer agent.

On February 24, 2004 and April 6, 2004, the Company’s Board of Directors approved amendments to the Company’s 2001 Stock Option and Incentive Plan and the Company’s 1998 Stock Option and Incentive Plan, respectively. As a result of those amendments, stock options held by employees or directors who retire from the Company will no longer vest immediately upon retirement but will instead, with the consent of the Compensation Committee, continue to vest following retirement in accordance with the vesting schedule established at the time the options were granted.

The maximum number of shares of stock which may be issued under the Plan is 1,600,000 shares. In fiscal years 2004, 2003 and 2002, the Company issued 251,700, 175,250 and 172,500 performance shares, net of forfeitures, of its common stock, respectively, under the Plan. The performance shares issued in fiscal years 2004, 2003 and 2002 will be distributed to the participants if certain fixed performance criteria are satisfied by April 29, 2006, April 30, 2005 and May 1, 2004, respectively. After deducting restricted stock, options and performance shares issued or granted under the Plan since adoption in September 2001, 667,271 shares of the Company’s stock are available for use under the Plan as of May 1, 2004.

Under the 1998 Stock Option and Incentive Plan, the Company issued 24,500 shares of restricted stock to employees during fiscal 2004. The remaining shares of previously issued restricted stock vested with recipients during fiscal 2002. Compensation expense recorded in fiscal years 2004 and 2002 related to the restricted stock awards was $48,000 and $93,000, respectively.

Information with respect to options outstanding under the previous and current stock option plans, which have various terms and vesting periods as approved by the Compensation Committee of the Board of Directors, for the years ended April 27, 2002, May 3, 2003 and May 1, 2004 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of April 28, 2001	1,679,653	$10.42

Granted	406,080	15.20
Terminated	(106,338)	11.59
Exercised	(576,616)	9.59

Balance as of April 27, 2002	1,402,779	12.16

Granted	439,700	11.87
Terminated	(199,912)	12.95
Exercised	(495,498)	9.86

Balance as of May 3, 2003	1,147,069	12.89

Granted	264,400	16.83
Terminated	(166,584)	14.40
Exercised	(534,151)	12.38

Balance as of May 1, 2004	710,734	14.39

Number of shares exercisable as of May 1, 2004	166,090	13.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table relates to the Company’s outstanding and exercisable stock options as of May 1, 2004:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Number of Shares	Weighted Avg. Exercise Price
$10.00-$12.990	299,004	$11.81	87 months	92,627	$11.93
$13.00-$16.925	411,730	16.27	97 months	73,463	15.61

Total	710,734	14.39	93 months	166,090	13.56

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the grant to eligible employees of the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company has reserved 700,000 shares of common stock for issuance under the ESPP. As of May 1, 2004, the Company had $83,000 of employee withholdings, included in “Accrued and other liabilities” in the Consolidated Balance Sheets, to be used to purchase Company stock. Through May 1, 2004, 49,377 shares have been issued to employees under the ESPP since its inception.

11. Commitments and Contingencies

Lease Commitments

The Company, in the normal course of business, enters into non-cancelable operating leases and other commitments primarily related to buildings and other equipment which expire in various years. Future minimum payments related to these operating leases and commitments are as follows (in thousands of dollars):

Fiscal Years	Amount
2005	$9,748
2006	6,141
2007	4,339
2008	1,774
2009	1,248
Thereafter	4,943

Total	$28,193

Rental expense from continuing operations from operating leases and commitments was $11,542,000, $11,000,000 and $9,853,000 in fiscal years 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Guarantees

In November 2002, the Financial Accounting Standards Board issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees. The Company guarantees certain liabilities for wholly-owned subsidiary companies, which are included in the consolidated financial statements of the Company. The Company does not have any guarantees of unconsolidated affiliates or third party debt requiring disclosure under the provisions of FIN No. 45.

The Company had approximately $3.4 million in letters of credit associated with the requirement to fund certain expenditures related to workers compensation benefits as of May 1, 2004.

The Company has tax indemnification agreements with Anchor Bay Entertainment and Madacy Entertainment as a result of the sale of those business units in fiscal 2004 and fiscal 2003, respectively.

Litigation

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The court approved this designation, and Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. The District Court’s order did not require repayment of the amounts received by the critical trade vendors. Kmart immediately appealed the District Court’s ruling to the United States Court of Appeals. Handleman Company subsequently was permitted to intervene and participate in that appeal. Kmart emerged from bankruptcy in May 2003. During the pendency of its appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court in June 2003, asking that the $49.0 million be reimbursed. On February 24, 2004, the Court of Appeals affirmed the District Court’s order. The Company has asked the U.S. Supreme Court to grant a writ of certiorari and review this matter, on the basis that the Company was deprived of due process when it did not receive notice of the appeal of the Bankruptcy Court’s critical trade vendor order to the United States District Court. The Company is in discussions with Kmart in an effort to resolve this issue without going forward with legal proceedings. The Company’s position is that, as a result of being named a critical trade vendor, it granted economic concessions to Kmart, and gave up certain rights, with an aggregate economic value substantially equivalent to the $49.0 million payment received. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Other

In fiscal 2003, the SEC initiated a formal investigation relating to a transaction entered into in fiscal 2001 with a non-music vendor by a subsidiary of the Company. In response to this SEC investigation, the Company, through its Audit Committee, conducted its own internal review which focused on the accounting treatment for two non-music vendor contracts (one of which was the subject of the SEC investigation). These contracts were approximately $1.0 million each (both occurring in fiscal 2001). As a result of this review, the Company determined that both contracts should have been recorded as financing arrangements and the two transactions have been so reflected as such in the Company’s financial statements for fiscal years 2002 and 2001. The Company believes that when the formal investigation is concluded no additional accounting adjustments will be required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12.	Quarterly Financial Summary (unaudited)

As discussed in Note 2 of Notes to Consolidated Financial Statements, during the fourth quarter of fiscal 2004, the Company identified certain adjustments that resulted in a restatement of previously issued financial statements. The following is a summary of previously reported quarterly financial information restated to reflect the adjustments discussed in Note 2 of Notes to Consolidated Financial Statements (in thousands of dollars except per share data):

		For the Three Months Ended
Fiscal Year 2004, previously reported		August 2, 2003	November 1, 2003	January 31, 2004
Revenues		$205,293	$269,900	$443,902
Gross profit		44,208	55,352	86,853
Income from continuing operations before income taxes and minority interest		2,169	12,083	33,314
Income from continuing operations		763	8,531	21,144
Income from discontinued operations		947	1,651	—
Net income		1,710	10,182	21,144

Income per share:
Continuing operations	—basic	0.03	0.34	0.87
Continuing operations	—diluted	0.03	0.34	0.86
Discontinued operations	—basic	0.04	0.07	—
Discontinued operations	—diluted	0.04	0.07	—
Net income	—basic	0.07	0.41	0.87
Net income	—diluted	0.07	0.41	0.86

		For the Three Months Ended
Fiscal Year 2004		August 2, 2003 Restated	November 1, 2003 Restated	January 31, 2004 Restated	May 1, 2004
Revenues		$205,293	$269,900	$443,902	$297,216
Gross profit		44,208	55,352	86,853	64,734
Income from continuing operations before income taxes and minority interest		1,592	11,629	30,440	8,158 (a)
Income from continuing operations		391	8,239	19,296	6,062
Income (loss) from discontinued operations		947	1,651	—	(749)

Net income		1,338	9,890	19,296	5,313
Income (loss) per share:
Continuing operations	—basic	0.01	0.33	0.79	0.25
Continuing operations	—diluted	0.01	0.33	0.79	0.25
Discontinued operations	—basic	0.04	0.07	—	(0.03)
Discontinued operations	—diluted	0.04	0.07	—	(0.03)
Net income	—basic	0.05	0.40	0.79	0.22
Net income	—diluted	0.05	0.40	0.79	0.22

(a)	As a result of a periodic physical inventory, the Company recorded an adjustment in the fourth quarter of fiscal 2004 in the amount of $4.2 million, some of which relates to prior quarters of fiscal 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

		For the Three Months Ended
Fiscal Year 2003, previously reported		July 27, 2002	October 26, 2002	January 31, 2003		May 3, 2003
Revenues		$264,756	$303,159	$450,477		$261,190
Gross profit		53,806	67,062	86,683		55,189
Income (loss) from continuing operations before income taxes and minority interest		3,991	16,989	(968)		8,511
Income from continuing operations		2,479	11,423	3,016	(b)	5,725
Income from discontinued operations		182	2,322	411		2,113
Net income		2,661	13,745	3,427	(b)	7,838

Income per share:
Continuing operations	—basic	0.09	0.43	0.12		0.22
Continuing operations	—diluted	0.09	0.43	0.12		0.22
Discontinued operations	—basic	0.01	0.09	0.01		0.08
Discontinued operations	—diluted	0.01	0.09	0.01		0.08
Net income	—basic	0.10	0.52	0.13		0.30
Net income	—diluted	0.10	0.52	0.13		0.30

		For the Three Months Ended
Fiscal Year 2003, restated		July 27, 2002	October 26, 2002	January 31, 2003		May 3, 2003
Revenues		$264,756	$303,159	$450,477		$261,190
Gross profit		53,806	67,062	86,683		55,189
Income (loss) from continuing operations before income taxes and minority interest		3,713	17,837	(1,760)		4,385
Income from continuing operations		2,300	11,970	2,506	(b)	3,070
Income from discontinued operations		182	2,322	411		2,113
Net income		2,482	14,292	2,917	(b)	5,183

Income per share:
Continuing operations	—basic	0.09	0.46	0.10		0.12
Continuing operations	—diluted	0.09	0.46	0.10		0.12
Discontinued operations	—basic	—	0.09	0.01		0.08
Discontinued operations	—diluted	—	0.09	0.01		0.08
Net income	—basic	0.09	0.55	0.11		0.20
Net income	—diluted	0.09	0.55	0.11		0.20

(b)	The low effective tax rate in the third quarter of fiscal 2003 primarily related to the sale of a subsidiary company and the use of a capital loss carryforward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Item 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.	CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of May 1, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fourth fiscal quarter ended May 1, 2004, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the course of the year-end audit, it was brought to the Company’s attention that variable accounting applies for all stock options granted prior to fiscal year 2004 and the Company, therefore, restated its financial statements for the fiscal years ended May 3, 2003 and April 27, 2002. See Note 1 of Notes to Consolidated Financial Statements, Accounting Policies, Note 2 of Notes to Consolidated Financial Statements, Restatement of Previously Issued Financial Statements and Note 12 of Notes to Consolidated Financial Statements, Quarterly Financial Summary (unaudited).

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

Item 10, with the exception of the following information regarding executive officers of the Registrant required by Item 10, is contained in the Handleman Company definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before August 27, 2004 and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age		Office and Year First Elected
Stephen Strome	59	(1)	Chairman of the Board (2001) and Chief Executive Officer (1991)

Thomas C. Braum, Jr.	49	(2)	Senior Vice President and Chief Financial Officer (2001)

Gerardo I. Lopez	44	(3)	Senior Vice President and President Handleman Entertainment Resources (2001)

Mark J. Albrecht	46	(4)	Senior Vice President Human Resources and Organizational Development (1999)

Robert J. Sausa	53	(5)	Senior Vice President Chief Information Officer (1999)

Donald M. Genotti	46	(6)	Vice President and Corporate Controller (2001)

1.	Stephen Strome was named Chairman of the Board on January 12, 2001. Mr. Strome has served as Chief Executive Officer since May 1991. Prior to his appointment as Chairman, Mr. Strome served as President since March 1990.

2.	Thomas C. Braum, Jr. was named Senior Vice President and Chief Financial Officer on July 12, 2001. Previously Mr. Braum served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

3.	Gerardo I. Lopez was named Senior Vice President/President Handleman Entertainment Resources on November 1, 2001. He served as Senior Vice President/General Manager of Customer Teams and Consumer Marketing since joining the Company in May 2000. Prior to joining the Company, Mr. Lopez was President of the International Division and Senior Vice President/General Manager of Southwest Brands of International Home Foods from 1997 until 2000, and held various positions with Frito Lay from 1991 through 1997, most recently as Vice President of the St. Louis/Tulsa market.

4.	Mark J. Albrecht has served as Senior Vice President Human Resources and Organizational Development since joining the Company on January 18, 1999. Prior to joining the Company, Mr. Albrecht was Vice President Human Resources for Britches of Georgetowne, Inc. since 1993.

5.	Robert J. Sausa has served as Senior Vice President Chief Information Officer since joining the Company on December 6, 1999. Prior to joining the Company, Mr. Sausa was Vice President Chief Information Officer for Viacom International since 1993.

6.	Donald M. Genotti was named Vice President, Corporate Controller on July 14, 2001. Previously, Mr. Genotti served as Assistant Corporate Controller since March 1997.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics (“Code”) applicable to all directors, officers and employees of the Company. As noted earlier in Part I, Item 1., the Code is available on the Company’s website, www.handleman.com, as well as any changes to or waivers from the Code.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that Eugene A. Miller, Director, is the Company’s Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407. Mr. Miller is independent of Company’s management. Other information regarding the Audit Committee is contained in the Handleman Company definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed on or before August 27, 2004, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed on or before August 27, 2004 and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of May 1, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of Handleman Company are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in COLUMN A)
	COLUMN A	COLUMN B	COLUMN C
Equity compensation plans approved by security holders	1,310,184(1)	$14.39(1)	1,460,716

Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable

Total	1,310,184	$14.39	1,460,716

(1)	Column A includes rights to 251,700, 175,250 and 172,500 performance shares granted in fiscal years 2004, 2003 and fiscal 2002 respectively, of Handleman Company common stock which would be distributed to the participants if certain fixed performance criteria are satisfied by April 29, 2006, April 30, 2005 and May 1, 2004, respectively. The performance shares were excluded in determining the weighted average exercise price in Column B.

Other information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed on or before August 27, 2004 and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed on or before August 27, 2004 and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed on or before August 27, 2004 and such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	The following financial statements and supplementary data are filed as a part of this report under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of May 1, 2004, May 3, 2003 and April 27, 2002

Consolidated Statements of Income—For the Years Ended May 1, 2004, May 3, 2003 and April 27, 2002

Consolidated Statements of Shareholders’ Equity—For the Years Ended May 1, 2004, May 3, 2003 and April 27, 2002

Consolidated Statements of Cash Flows—For the Years Ended May 1, 2004, May 3, 2003 and April 27, 2002

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

The Registrant’s 1992 Performance Incentive Plan was filed with the Commission in Form S-8, dated March 5, 1993, File No. 33-59100.

The Registrant’s 1998 Stock Option and Incentive Plan was filed with the Commission in Form S-8, dated December 21, 1998, File No. 333-69389.

The Registrant’s 2001 Employee Stock Purchase Plan was filed with the Commission in Form S-8, dated November 1, 2001, File No. 333-72622.

The Registrant’s 2001 Stock Option and Incentive Plan was filed with the Commission in Form S-8 dated November 1, 2001, File No. 333-72624.

The Registrant’s Amendment to Handleman Company 2001 Stock Option and Incentive Plan is filed herein as Exhibit A.

The Registrant’s Amendment to Handleman Company 1998 Stock Option and Incentive Plan is filed herein as Exhibit B.

The Registrant’s Amendment to Handleman Company 2001 Stock Option and Incentive Plan was filed with the Form 10-Q for the quarter ended January 31, 2004.

The advisory agreement with David Handleman was filed with the Form 10-K for the year ended April 28, 1990.

The Second Amendment to Credit Agreement among Handleman Company, the Banks named therein and Standard Federal Bank, as Agent, dated September 18, 2003, is filed herein as Exhibit C.

The change in control agreements dated August 8, 2003 and August 14, 2003 between Handleman Company and certain executive officers of the Company are filed herein as Exhibits D and E, respectively.

The change in control agreements dated March 17, 1997 between Handleman Company and certain executive officers of the Company were filed with the Form 10-K for the year ended May 3, 1997.

S-K Item 601 (21)—Subsidiaries of the Registrant:

Global Entertainment Utility, LLC, a Michigan Limited Liability Company

Handleman Canada, Inc., a Canadian Corporation

Handleman Category Management Company, a Michigan Corporation

Handleman Company of Canada, Limited, an Ontario Corporation

Handleman de Argentina S.R.L.

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

S-K Item 601 (23)—Consent of Independent Registered Public Accounting Firm:

Filed with this report.

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herein as Exhibit 31.1.

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herein as Exhibit 31.2.

Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities and Exchange Commission is filed herein as Exhibit 32.

(b)	During the quarter ended May 1, 2004, the Company furnished the following Current Report on Form 8-K:

On February 25, 2004, the Company furnished a Current Report on Form 8-K for the purpose of filing a press release reporting Registrant’s financial results for the third quarter ended January 31, 2004.

Note:	Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-59100, 33-69030, 333-69389, 333-72622 and 333-72624) of Handleman Company of our report dated July 14, 2004 relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

PricewaterhouseCoopers LLP
Detroit, Michigan

July 14, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED MAY 1, 2004, MAY 3, 2003 AND APRIL 27, 2002

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of Period	Additions: Charged to Expense	Deductions: Adjustments of, or Charge to, Reserve	Balance at End of Period
Year ended April 27, 2002:
Accounts receivable, allowance for gross profit impact of estimated future returns	$16,336,000	$76,735,000	$79,004,000	$14,067,000

Accounts receivable, collectability allowance for receivables from bankrupt customers	$5,371,000	$1,749,000	$203,000	$6,917,000

Accounts receivable, allowance for doubtful accounts	$9,502,000	$1,816,000	$5,521,000	$5,797,000

Inventory reserve	$8,004,000	$15,502,000	$13,072,000	$10,434,000

Year ended May 3, 2003:
Accounts receivable, allowance for gross profit impact of estimated future returns	$14,067,000	$66,713,000	$68,021,000	$12,759,000

Accounts receivable, collectability allowance for receivables from bankrupt customers	$6,917,000	$225,000	$422,000	$6,720,000

Accounts receivable, allowance for doubtful accounts	$5,797,000	$2,230,000	$3,237,000	$4,790,000

Inventory reserve	$10,434,000	$13,224,000	$12,677,000	$10,981,000

Year ended May 1, 2004:
Accounts receivable, allowance for gross profit impact of estimated future returns	$12,759,000	$53,544,000	$57,795,000	$8,508,000

Accounts receivable, collectability allowance for receivables from bankrupt customers	$6,720,000	$193,000	$6,913,000	$0

Accounts receivable, allowance for doubtful accounts	$4,790,000	$10,000	$2,702,000	$2,098,000

Inventory reserve	$10,981,000	$7,098,000	$13,443,000	$4,636,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE: July 15, 2004	BY:	/s/ Stephen Strome Stephen Strome, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Braum, Jr. Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Donald M. Genotti Donald M. Genotti, Vice President, Corporate Controller (Principal Accounting Officer)

July 15, 2004 DATE	July 15, 2004 DATE

/s/ Elizabeth Chappell Elizabeth Chappell, Director	/s/ Eugene A. Miller Eugene A. Miller, Director

July 15, 2004 DATE	July 15, 2004 DATE

/s/ James B. Nicholson James B. Nicholson, Director	/s/ Sandra E. Peterson Sandra E. Peterson, Director

July 15, 2004 DATE	July 15, 2004 DATE

/s/ Irvin D. Reid Irvin D. Reid, Director	/s/ Lloyd E. Reuss Lloyd E. Reuss, Director

July 15, 2004 DATE	July 15, 2004 DATE

/s/ Ralph J. Szygenda Ralph J. Szygenda, Director

July 15, 2004 DATE