Form 10-Q
period 2004-07-31
HANDLEMAN CO /MI/
filed 2004-09-09
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended July 31, 2004	Commission File Number 1-7923

Handleman Company

(Exact name of registrant as specified in its charter)

Michigan	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

500 Kirts Boulevard, Troy, Michigan	48084-4142	Area Code 248 362-4400
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES     X            NO

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES     X             NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	DATE	SHARES OUTSTANDING
Common Stock - $.01 Par Value	September 3, 2004	23,037,722

HANDLEMAN COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2004 AND AUGUST 2, 2003

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended
	July 31, 2004	August 2, 2003 (Restated)
Revenues	$232,059	$205,293
Costs and expenses:
Direct product costs	188,869	161,085
Selling, general and administrative expenses	42,801	42,842

Operating income	389	1,366
Interest income, net	796	226

Income from continuing operations before income taxes	1,185	1,592

Income tax expense	(260)	(1,201)

Income from continuing operations	925	391

Discontinued operations (Note 3):
Income from operations of discontinued subsidiary companies	—	1,562
Income tax expense	—	(615)

Income from discontinued operations	—	947

Net income	$925	$1,338

Income per share:
Continuing operations - basic	$0.04	$0.01

Continuing operations - diluted	$0.04	$0.01

Discontinued operations - basic	$—	$0.04

Discontinued operations - diluted	$—	$0.04

Net income - basic	$0.04	$0.05

Net income - diluted	$0.04	$0.05

Weighted average number of shares outstanding during the period:
Basic	23,384	25,326

Diluted	23,428	25,383

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2004 AND MAY 1, 2004

(in thousands of dollars except share data)

	July 31, 2004 (Unaudited)	May 1, 2004
ASSETS
Current assets:
Cash and cash equivalents	$96,180	$73,713
Accounts receivable, less allowances of $9,834 at July 31, 2004 and $10,606 at May 1, 2004	174,420	216,388
Merchandise inventories	127,607	105,472
Other current assets	12,634	13,581

Total current assets	410,841	409,154

Property and equipment:
Land, buildings and improvements	13,792	13,792
Display fixtures	32,441	33,154
Computer hardware and software	53,228	49,289
Equipment, furniture and other	35,003	35,329

	134,464	131,564
Less accumulated depreciation	72,788	69,440

	61,676	62,124

Goodwill, net	3,406	3,406
Other assets, net	20,532	19,908

Total assets	$496,455	$494,592

LIABILITIES
Current liabilities:
Accounts payable	$153,690	$129,776
Accrued and other liabilities	28,821	46,501

Total current liabilities	182,511	176,277

Other liabilities	8,887	9,449

Total liabilities	191,398	185,726

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 23,270,000 and 23,455,000 shares issued at July 31, 2004 and May 1, 2004, respectively	233	235
Accumulated other comprehensive income	4,479	1,646
Unearned compensation	(13,061)	(7,305)
Retained earnings	313,406	314,290

Total shareholders’ equity	305,057	308,866

Total liabilities and shareholders’ equity	$496,455	$494,592

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED JULY 31, 2004

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 weeks)
	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
May 1, 2004	23,455	$235	$7,173	$(5,527)	$(7,305)	$314,290	$308,866
Net income						925	925
Adjustment for foreign currency translation			2,833				2,833

Comprehensive income, net of tax							3,758

Stock-based compensation	145	1			(5,756)	7,271	1,516
Common stock repurchased	(330)	(3)				(7,436)	(7,439)
Cash dividends, $.07 per share						(1,644)	(1,644)

July 31, 2004	23,270	$233	$10,006	$(5,527)	$(13,061)	$313,406	$305,057

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2004 AND AUGUST 2, 2003

(in thousands of dollars)

	Three Months (13 weeks) Ended
	July 31, 2004	August 2, 2003 (Restated)
Cash flows from operating activities:
Net income	$925	$1,338

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,093	3,483
Recoupment/amortization of acquired rights	—	4,222
Loss on disposal of property and equipment	629	—
Stock-based compensation	1,172	1,258

Changes in operating assets and liabilities:
Decrease in accounts receivable	43,386	32,362
Increase in merchandise inventories	(21,368)	(22,758)
Decrease in other operating assets	599	2,071
Increase (decrease) in accounts payable	23,043	(7,574)
Decrease in other operating liabilities	(17,917)	(11,023)

Total adjustments	33,637	2,041

Net cash provided from operating activities	34,562	3,379

Cash flows from investing activities:
Additions to property and equipment	(4,661)	(1,814)
Proceeds from disposition of properties and equipment	250	—
License advances and acquired rights	—	(3,566)

Net cash used by investing activities	(4,411)	(5,380)

Cash flows from financing activities:
Cash dividends	(1,644)	—
Repurchase of common stock	(7,439)	(14,811)
Other changes in shareholders’ equity, net	344	1,562

Net cash used by financing activities	(8,739)	(13,249)

Effect of exchange rate changes on cash	1,055	99

Net increase (decrease) in cash and cash equivalents	22,467	(15,151)

Cash and cash equivalents at beginning of period	73,713	62,698

Cash and cash equivalents at end of period	$96,180	$47,547

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Income, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2004, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the three months ended July 31, 2004 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of May 1, 2004 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 1, 2004, including the discussion of the Company’s critical accounting policies.

2.	Restatement of Previously Issued Financial Statements

The accompanying consolidated financial statements for the three months ended August 2, 2003 have been restated to reflect certain stock option awards as variable due to their settlement arrangements, pursuant to Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). As a result, the Company has restated its selling, general and administrative expenses from continuing operations, related income tax expense and unearned compensation for the three months ended August 2, 2003. The effect of this restatement is as follows (amounts in thousands):

	Three Months Ended August 2, 2003
Consolidated Statements of Income	Previously Reported	Restated
Selling, general and administrative expenses	$42,265	$42,842
Income from continuing operations before income taxes and minority interest	2,169	1,592
Income tax expense from continuing operations	1,406	1,201
Income from continuing operations	763	391
Net income	1,710	1,338

Income per share:
Continuing operations - basic	$0.03	$0.01
Continuing operations - diluted	$0.03	$0.01

Net income - basic	$0.07	$0.05
Net income - diluted	$0.07	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of August 2, 2003
Consolidated Balance Sheets	Previously Reported	Restated
Other assets, net (a)	$19,403	$20,418
Total assets	496,933	497,948
Unearned compensation	(8,748)	(11,075)
Retained earnings	311,523	314,864
Total shareholders’ equity	298,639	299,654
Total liabilities and shareholders’ equity	496,933	497,948

(a)	Change relates to deferred taxes.

3.	Discontinued Operations

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

Additionally, in the fourth quarter of fiscal 2004, a licensor of Anchor Bay Entertainment exercised its right to audit its royalty statements. As a result of this audit, the licensor has asserted a claim against Anchor Bay Entertainment for royalties it believes are due them, in the amount of $5,600,000 including interest. Per the Anchor Bay Entertainment sale agreement, the Company is potentially liable for certain royalty audit claims. The Company believes its potential exposure is in the range of zero to $5,600,000. However, since no assurance can be given to the resolution of this claim, as it is neither probable nor estimatable, no accrual has been recorded for this claim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Stock Plans

The Company has stock-based compensation plans in the form of stock options, performance shares and restricted stock. Prior to fiscal 2004, and after the restatement discussed in Note 2 of Notes to Consolidated Financial Statements, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” As more fully described in Note 2 of Notes to Consolidated Financial Statements, during the fourth quarter of last fiscal year, the Company began to account for all stock options granted prior to fiscal 2004 under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated.

Effective May 4, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 are accounted for utilizing the fair value provisions of SFAS No. 123 and are expensed over the vesting period.

The pre-tax costs related to stock-based compensation included in the determination of net income for the three months ended July 31, 2004 and August 2, 2003 was $1,172,000 and $1,258,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

	Three Months Ended
	July 31, 2004	August 2, 2003 (Restated)
Net income	$925	$1,338
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	915	533
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,289)	(722)

Proforma net income	$551	$1,149

Net income per share:
Reported - basic	$0.04	$0.05
- diluted	$0.04	$0.05

Proforma - basic	$0.02	$0.05
- diluted	$0.02	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	July 31, 2004	May 1, 2004
Trade accounts receivable	$184,254	$226,994
Less allowances for:
Gross profit impact of estimated future returns	(7,735)	(8,508)
Doubtful accounts	(2,099)	(2,098)

Accounts receivable, net	$174,420	$216,388

6.	Pension Plan

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

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Benefits		SERP
	Three Months Ended		Three Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$450,323	$410,538	$142,833	$108,074
Interest cost	761,488	681,151	145,115	130,806
Expected return on plan assets	(756,300)	(614,771)	—	—
Amortization of unrecognized transition asset, prior service cost and actuarial gain	411,960	426,329	127,542	128,381

Net periodic benefit cost	$867,471	$903,247	$415,490	$367,261

As of July 31, 2004, fiscal 2005 contributions to the Company’s defined benefit pension plans and SERP were $2,138,000 and $600,000, respectively. The Company presently anticipates contributing an additional $2,882,000 to the defined benefit pension plans in fiscal 2005 for a total of $5,020,000, and an additional $900,000 to SERP for a total of $1,500,000.

7.	New Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Segment Information

As described in Note 3 of Notes to Consolidated Financial Statements, the Company sold certain subsidiary companies in the second quarter of fiscal 2004, all of which had previously been reported in the NCE business segment. As a result of the sale of these subsidiary companies, beginning in fiscal 2005, the Company’s operations are comprised of only one business segment, Handleman Entertainment Resources (“H.E.R.”). H.E.R. is responsible for music category management and distribution operations.

The accounting policies of this segment are the same as those described in Note 1, “Accounting Policies,” contained in the Company’s Form 10-K for the year ended May 1, 2004. Segment data includes a charge allocating corporate costs to the operating segment. The Company evaluates performance of its segments and allocates resources to them based on income before interest, income taxes and minority interest (“segment income”).

Fiscal 2004 amounts below represent all H.E.R. operations, as well as activity from remaining NCE operations other than from those companies which were sold (as those amounts are classified as discontinued operations).

The tables below present information about reported segments for the three months ended July 31, 2004 and August 2, 2003 (in thousands of dollars):

Three Months Ended July 31, 2004:	H.E.R.	NCE	Total

Revenues, external customers	$232,059	—	$232,059
Segment income	135	—	135
Total assets	496,455	—	496,455
Capital expenditures	4,661	—	4,661

Three Months Ended August 2, 2003, Restated:	H.E.R.	NCE	Total

Revenues, external customers	$205,070	$74	$205,144
Segment income (loss)	944	(7)	937
Total assets	449,221	78,075	527,296
Capital expenditures	1,765	49	1,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the three months ended July 31, 2004 and August 2, 2003 is as follows (in thousands of dollars):

	July 31, 2004	August 2, 2003 (Restated)
Revenues

Total segment revenues	$232,059	$205,144
Corporate income	—	149

Consolidated revenues from continuing operations	$232,059	$205,293

Income From Continuing Operations Before Income Taxes

Total segment income for reportable segments	$135	$937
Interest income	855	364
Interest expense	(59)	(138)
Unallocated corporate income	254	429

Consolidated income from continuing operations before income taxes	$1,185	$1,592

Assets

Total segment assets	$496,455	$527,296
Elimination of intercompany receivables and payables	—	(29,348)

Consolidated assets	$496,455	$497,948

9.	Comprehensive Income

Comprehensive income is summarized as follows (in thousands of dollars):

	Three Months Ended
	July 31, 2004	August 2, 2003 (Restated)
Net income	$925	$1,338
Change in foreign currency translation adjustments	2,833	332

Total comprehensive income	$3,758	$1,670

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	July 31, 2004	May 1, 2004
Foreign currency translation adjustments	$10,006	$7,173
Minimum pension liability, net of tax	(5,527)	(5,527)

Total accumulated other comprehensive income	$4,479	$1,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended
	July 31, 2004	August 2, 2003 (Restated)
Weighted average shares during the period-basic	23,384	25,326
Additional shares from assumed exercise of stock options	44	57

Weighted average shares adjusted for assumed exercise of stock options-diluted	23,428	25,383

11.	Contingencies

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

There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay. See Note 3 of Notes to Consolidated Financial Statements for a discussion of contingencies related to discontinued operations.

Item 2.

Handleman Company

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company had previously operated in two business segments: Handleman Entertainment Resources (“H.E.R.”) and North Coast Entertainment (“NCE”). H.E.R. consists of music category management and distribution operations principally in North America and the United Kingdom (“UK”). NCE encompassed the Company’s proprietary operations, which included music and video product. As a result of the sale of certain subsidiary companies, as discussed below, beginning in fiscal 2005, the Company’s operations are comprised only of one business segment, H.E.R. Reference should be made to Note 8 of Notes to Consolidated Financial Statements for additional information regarding segments.

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its NCE business segment. In accordance with accounting standards, the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the ongoing operations and cash flows of these companies are eliminated from the ongoing operations of the Company upon completion of the sale. As a result, income from continuing operations for the first quarter of fiscal 2005, which ended July 31, 2004, substantially included only H.E.R. operations.

The Company’s Consolidated Financial Statements for the three months ended August 2, 2003 have been restated to reflect certain stock option awards as variable due to their settlement arrangements and pursuant to Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). This change increased selling, general and administrative expenses in the Company’s Consolidated Statements of Income and had no effect on cash. Reference should be made to Note 2 of Notes to Consolidated Financial Statements for additional information and a summary of the results of the restated financial statements for the period ended August 2, 2003.

Overview

Net income for the first quarter of fiscal 2005 was $0.9 million or $.04 per diluted share, compared to $1.3 million or $.05 per diluted share for the first quarter of fiscal 2004. Included in net income for the first quarter of last year was $0.9 million, or $.04 per diluted share, from discontinued operations.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Revenues for the first quarter of fiscal 2005 increased to $232.1 million from $205.3 million for the first quarter of fiscal 2004. Income from continuing operations for the first quarter of fiscal 2005 was $0.9 million or $.04 per diluted share, compared to $0.4 million or $.01 per diluted share for the first quarter of fiscal 2004. Revenues in fiscal 2004 include corporate rental income of $0.2 million, which does not exist in the first quarter of fiscal 2005.

H.E.R. revenues were $232.1 million for the first quarter of fiscal 2005, a 13% increase over revenues of $205.1 million for the first quarter of fiscal 2004. The improvement in year-over-year H.E.R. revenues was mainly due to a $26.1 million increase in UK revenues from the first quarter of last fiscal year. Approximately 60% of the revenue growth within the UK operation was attributable to higher sales of DVD product, with higher music revenues accounting for the balance of the improvement. Additionally, sales at H.E.R.’s Canadian operation increased $5.4 million during the first three months of fiscal 2005 over fiscal 2004, primarily due to improving conditions in the Canadian music industry. These increases were partially offset by declines in H.E.R.’s Mexico and United States (“U.S.”) operations of $2.9 million and $1.4 million, respectively. The decline in revenues in Mexico was attributable to the cessation of operations within that country in the first quarter of this fiscal year.

Consolidated direct product costs as a percentage of revenues was 81.4% for the first quarter ended July 31, 2004, compared to 78.5% for the first quarter ended August 2, 2003. The year-over-year increase in direct product costs as a percentage of revenues was chiefly due to a change in revenue mix. Higher revenues in the UK market, which incurs higher direct product costs as a percentage of revenues than the Company as a whole, accounted for 25% of the increase, while increased sales of promotional product in the H.E.R. U.S. operation was the principal driver for the remaining increase. Direct product costs for the first three months of fiscal 2005 and 2004 included costs associated with acquiring and preparing inventory for distribution of $2.6 million and $2.4 million, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses were $42.8 million or 18.4% of revenues for the first quarter of fiscal 2005, compared to $42.8 million or 20.9% of revenues for the first quarter of fiscal 2004. The Company attributes its lower SG&A expense as a percentage of revenues to its continued focus on improving productivity and expense control.

Income before interest and income taxes (“operating income”) for the first quarter of fiscal 2005 was $0.4 million, compared to operating income of $1.4 million for the first quarter of fiscal 2004.

H.E.R. operating income for the first quarter of this fiscal year decreased to $0.1 million, from $0.9 million for the first quarter of last year. The decrease was mainly due to a reduction in operating income in the U.S. of $6.1 million, 85% of which was a result of higher direct product costs as a percentage of revenues, as previously discussed. This decrease in operating income was partially offset by increases in operating income in the UK and Canada of $3.5 million and $1.2 million, respectively, predominately due to the higher revenues in those markets; and the absence of Handleman Online, the Company’s e-commerce subsidiary which had experienced an operating loss of $0.5 million in the first quarter of last year and subsequently ceased operations during the fourth quarter of fiscal 2004.

Interest income, net for the first quarter of fiscal 2005 was $0.8 million, compared to $0.2 million for the first quarter of fiscal 2004. The increase in interest income, net over the comparable period last year was mainly due to the Company’s higher cash balance this year.

The effective income tax rates for the first quarters of fiscal 2005 and 2004 were 21.9% and 75.4%, respectively. The lower income tax rate this year was due to the mix of earnings within the different taxing jurisdictions in which the Company operates. The higher income tax rate last year was attributable to the Company’s inability to record a tax benefit on certain operating losses; the tax benefit was realized in a subsequent quarter of last year when the operating unit became profitable.

Other

Accounts receivable at July 31, 2004 was $174.4 million, compared to $216.4 million at May 1, 2004. The decrease in accounts receivable was due to lower sales volume in the first quarter of fiscal 2005, compared to the fourth quarter of fiscal 2004.

Merchandise inventories at July 31, 2004 was $127.6 million, compared to $105.5 million at May 1, 2004. The increase in merchandise inventories was primarily due to increased inventory purchases to support the higher sales level anticipated in the second quarter of fiscal 2005 in preparation for the upcoming holiday season.

Accounts payable was $153.7 million at July 31, 2004, compared to $129.8 million at May 1, 2004. The increase in accounts payable was mainly a result of the higher inventory purchases as previously discussed.

Accrued and other liabilities decreased to $28.8 million at July 31, 2004, from $46.5 million at May 1, 2004. The decrease was primarily related to decreases in accrued compensation related items and income taxes payable of $11.6 million and $2.6 million, respectively.

During the first quarter of fiscal 2005, the Company repurchased 330,700 shares of its common stock at an average price of $22.50 per share. As of July 31, 2004, the Company had repurchased 3.2 million shares, or 63% of the shares under the current 20% share repurchase program authorized by its Board of Directors.

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

Liquidity and Capital Resources

As of July 31, 2004, the Company had an unsecured $170.0 million line of credit arranged with a consortium of banks which was set to expire in August 2006. In August 2004, the expiration date of this credit agreement was extended one year to August 2007 and the line of credit was reduced to $150.0 million. Management believes that the revolving credit agreement, as amended, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as repurchases of common stock under the Company’s stock repurchase program. The Company had no borrowings against its line of credit at July 31, 2004 or May 1, 2004.

On June 8, 2004, the Company announced a quarterly cash dividend of $0.07 per share. As a result, $1.6 million was paid on July 9, 2004 to shareholders of record at the close of business on June 24, 2004.

Net cash provided from operating activities for the first three months of fiscal 2005 increased to $34.6 million, compared to net cash provided from operating activities of $3.4 million for the comparable three-month period of last year. This increase was predominately due to favorable year-over-year changes in accounts payable, accounts receivable and inventory balances of $30.6 million, $11.0 million and $1.4 million, respectively, partially offset by unfavorable year-over-year changes in other operating assets and liabilities balances of $8.4 million and a decrease of $3.0 million in non-cash charges (principally recoupment/amortization of acquired rights) in the first quarter this year compared to the first quarter of fiscal 2004. The $30.6 million favorable year-over-year change in accounts payable balances was principally due to the timing of vendor payments.

Net cash used by investing activities decreased to $4.4 million for the three months ended July 31, 2004 from net cash used by investing activities of $5.4 million for the three months ended August 2, 2003. This change was primarily a result of the absence, this year, of additions to acquired rights as a result of the sale of the Anchor Bay Entertainment business unit in the second quarter of last year. The Company incurred $3.6 million in additions to acquired rights in the first quarter of last year. This was partially offset by a $2.8 million increase in additions to property and equipment in the first quarter of this fiscal year over the comparable period last year, mainly due to the Company’s investment in its Oracle ERP computer system.

Net cash used by financing activities decreased to $8.7 million for the three months ended July 31, 2004 from $13.2 million for the comparable three-month period of last year. This decrease mainly resulted from a decline in the repurchase of the Company’s common stock in the amount of $7.4 million this quarter over the comparable quarter last year, partially offset by cash dividends paid this year of $1.6 million, and an unfavorable year-over-year change in other changes in shareholders equity, net of $1.2 million.

Outlook

The Company expects revenues from continuing operations for fiscal 2005 to improve in the mid to high single digits, in percentage terms, over revenues from continuing operations in fiscal 2004. This estimate is based on (i) revenues generated by the Company’s current customer base, and (ii) numerous other factors, including the ongoing improvement in music industry sales and the competitive nature of retail pricing. Direct product costs, as a percentage of revenues, for fiscal

2005 is expected to continue to be higher than prior year levels, for the reasons described earlier. The Company also expects to continue to gain operating efficiencies through fiscal 2005, and thus, expects SG&A expenses, as a percentage of revenues, to decline from previous year levels. The Company anticipates an effective income tax rate in the range of 35-36% for fiscal 2005. Finally, the Company expects to continue to repurchase shares through its existing share repurchase program, approximating the dollar levels spent last year. As a result, the Company expects fully diluted earnings per share from continuing operations for fiscal 2005 to be in the range of $1.52-$1.59, compared to $1.38 fully diluted earnings per share from continuing operations for fiscal 2004.

* * * * * * * * * * *

This document contains forward-looking statements, which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitation, conditions in the music industry, securing funding or providing sufficient cash required to build and grow new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce, relationships with the Company’s lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company’s Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934 (the “Act”) as of July 31, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the first fiscal quarter ended July 31, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference should be made to Note 11 of Notes to Consolidated Financial Statements in this Form 10-Q for information on the Company’s legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

On February 26, 2003, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 20% of its then outstanding balance of 25,692,244 shares. The Company has had no other share repurchase plans expire or terminate during the first quarter ended July 31, 2004. The total number of shares purchased excludes 28,056 shares delivered back to the Company to satisfy the exercise price and tax withholding obligation of certain stock option exercises and 37,881 shares delivered back to the Company to satisfy the tax withholding obligation on performance shares. The table below sets forth information with respect to shares repurchased in the first quarter ended July 31, 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 2, 2004 through June 5, 2004	47,000	$22.707	47,000	2,200,349
June 6, 2004 through July 3, 2004	152,500	$22.975	152,500	2,047,849
July 4, 2004 through July 31, 2004	131,200	$21.864	131,200	1,916,649

Total	330,700	$22.496	330,700	1,916,649

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3(II) - By-Laws of Handleman Company, As Amended September 8, 2004

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

During the quarter ended July 31, 2004, the Company filed the following Current Reports on Form 8-K:

On June 9, 2004, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting Registrant’s financial results for the fourth quarter and fiscal year ended May 1, 2004.

On July 16, 2004, the Company filed a Current Report on Form 8-K for the purpose of filing a press release reporting Registrant’s change in its accounting method for stock options.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDLEMAN COMPANY

DATE: September 9, 2004	BY:	/s/ Stephen Strome
STEPHEN STROME
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

DATE: September 9, 2004	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)