Form 10-Q
period 2004-10-30
HANDLEMAN CO /MI/
filed 2004-12-09
CIK 314727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended October 30, 2004	Commission File Number 1-7923

Handleman Company

(Exact name of registrant as specified in its charter)

Michigan	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

500 Kirts Boulevard, Troy, Michigan	48084-4142	Area Code 248 362-4400
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X        NO

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES      X        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	DATE	SHARES OUTSTANDING
Common Stock - $.01 Par Value	December 3, 2004	22,199,726

HANDLEMAN COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED OCTOBER 30, 2004 AND NOVEMBER 1, 2003

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
	October 30, 2004	November 1, 2003 (Restated)	October 30, 2004	November 1, 2003 (Restated)
Revenues	$295,340	$269,900	$527,399	$475,193
Costs and expenses:
Direct product costs	235,768	214,548	424,637	375,633
Selling, general and administrative expenses	47,648	43,504	90,449	86,346

Operating income	11,924	11,848	12,313	13,214
Investment income (expense), net	1,251	(219)	2,047	7

Income from continuing operations before income taxes	13,175	11,629	14,360	13,221
Income tax expense	(4,539)	(3,390)	(4,799)	(4,591)

Income from continuing operations	8,636	8,239	9,561	8,630

Discontinued operations (Note 3):
Income (loss) from operations of discontinued subsidiary companies (including loss on disposal of $758 and $665 for the three and six-month periods ended October 30, 2004 and November 1, 2003, respectively)	(758)	3,779	(758)	5,341
Income tax benefit (expense)	275	(2,128)	275	(2,743)

Income (loss) from discontinued operations	(483)	1,651	(483)	2,598

Net income	$8,153	$9,890	$9,078	$11,228

Income per share:
Continuing operations - basic	$0.38	$0.33	$0.41	$0.35

Continuing operations - diluted	$0.38	$0.33	$0.41	$0.35

Discontinued operations - basic	$(0.02)	$0.07	$(0.02)	$0.10

Discontinued operations - diluted	$(0.02)	$0.07	$(0.02)	$0.10

Net income - basic	$0.36	$0.40	$0.39	$0.45

Net income - diluted	$0.36	$0.40	$0.39	$0.45

Weighted average number of shares outstanding during the period:
Basic	22,681	24,742	23,032	25,034

Diluted	22,704	24,831	23,071	25,108

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 30, 2004 AND MAY 1, 2004

(in thousands of dollars except share data)

	October 30, 2004 (Unaudited)	May 1, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34,744	$73,713
Accounts receivable, less allowances of $12,364 at October 30, 2004 and $10,606 at May 1, 2004	236,875	216,388
Merchandise inventories	200,645	105,472
Other current assets	12,314	13,581

Total current assets	484,578	409,154

Property and equipment:
Land, buildings and improvements	13,830	13,792
Display fixtures	32,904	33,154
Computer hardware and software	56,192	49,289
Equipment, furniture and other	34,644	35,329

	137,570	131,564
Less accumulated depreciation	73,937	69,440

	63,633	62,124

Goodwill, net	3,406	3,406
Other assets, net	22,312	19,908

Total assets	$573,929	$494,592

LIABILITIES
Current liabilities:
Accounts payable	$212,743	$129,776
Debt, current	25,000	—
Accrued and other liabilities	31,949	46,501

Total current liabilities	269,692	176,277

Other liabilities	10,828	9,449

Total liabilities	280,520	185,726

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 22,212,000 and 23,455,000 shares issued at October 30, 2004 and May 1, 2004, respectively	222	235
Accumulated other comprehensive income	7,884	1,646
Unearned compensation	(11,115)	(7,305)
Retained earnings	296,418	314,290

Total shareholders’ equity	293,409	308,866

Total liabilities and shareholders’ equity	$573,929	$494,592

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED OCTOBER 30, 2004

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 weeks)
	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
May 1, 2004	23,455	$235	$7,173	$(5,527)	$(7,305)	$314,290	$308,866
Net income						9,078	9,078
Adjustment for foreign currency translation			6,238				6,238

Comprehensive income, net of tax							15,316

Stock-based compensation:
Performance shares	150	1			(2,200)	4,251	2,052
Stock options	23				(1,434)	2,005	571
Restricted stock and other					(176)	506	330
Common stock repurchased	(1,416)	(14)				(30,467)	(30,481)
Cash dividends, $.14 per share						(3,245)	(3,245)

October 30, 2004	22,212	$222	$13,411	$(5,527)	$(11,115)	$296,418	$293,409

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED OCTOBER 30, 2004 AND NOVEMBER 1, 2003

(in thousands of dollars)

	Six Months (26 weeks) Ended
	October 30, 2004	November 1, 2003 (Restated)
Cash flows from operating activities:
Net income	$9,078	$11,228

Adjustments to reconcile net income to net cash (used by) provided from operating activities:
Depreciation	8,468	7,060
Unrealized investment income	(566)	—
Recoupment/amortization of acquired rights	—	9,417
Loss on disposal of property and equipment	842	584
Impairment of subsidiary assets	—	665
Stock-based compensation	2,424	3,298

Changes in operating assets and liabilities:
Increase in accounts receivable	(17,421)	(30,598)
Increase in merchandise inventories	(93,130)	(65,166)
(Increase) decrease in other operating assets	(87)	2,433
Increase in accounts payable	80,417	72,571
Decrease in other operating liabilities	(13,173)	(4,724)

Total adjustments	(32,226)	(4,460)

Net cash (used by) provided from operating activities	(23,148)	6,768

Cash flows from investing activities:
Additions to property and equipment	(10,733)	(6,716)
Proceeds from disposition of properties and equipment	342	240
License advances and acquired rights	—	(6,522)

Net cash used by investing activities	(10,391)	(12,998)

Cash flows from financing activities:
Cash dividends	(3,245)	(1,735)
Issuances of debt	44,415	12,075
Repayments of debt	(19,415)	(19,218)
Repurchases of common stock	(30,481)	(22,545)
Cash proceeds from stock-based compensation plans	529	1,967

Net cash used by financing activities	(8,197)	(29,456)

Effect of exchange rate changes on cash	2,767	165

Net decrease in cash and cash equivalents	(38,969)	(35,521)
Cash and cash equivalents at beginning of period	73,713	62,698

Cash and cash equivalents at end of period	$34,744	$27,177

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Income, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of October 30, 2004, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the six months ended October 30, 2004 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of May 1, 2004 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 1, 2004, including the discussion of the Company’s critical accounting policies.

2.	Restatement of Previously Issued Financial Statements

The accompanying consolidated financial statements for the three and six months ended November 1, 2003 have been restated to reflect certain stock option awards as variable due to their settlement arrangements, pursuant to Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). As a result, the Company has restated its selling, general and administrative expenses from continuing operations, related income tax expense and unearned compensation for the three and six months ended November 1, 2003. The effect of this restatement is as follows (amounts in thousands):

	Three Months Ended November 1, 2003		Six Months Ended November 1, 2003
Consolidated Statements of Income	Previously Reported	Restated	Previously Reported	Restated
Selling, general and administrative expenses	$43,050	$43,504	$85,315	$86,346
Income from continuing operations before income taxes and minority interest	12,083	11,629	14,252	13,221
Income tax expense from continuing operations	3,552	3,390	4,958	4,591
Income from continuing operations	8,531	8,239	9,294	8,630
Net income	10,182	9,890	11,892	11,228

Income per share:
Continuing operations - basic	$0.34	$0.33	$0.37	$0.35
Continuing operations - diluted	$0.34	$0.33	$0.37	$0.35

Net income - basic	$0.41	$0.40	$0.48	$0.45
Net income - basic	$0.41	$0.40	$0.47	$0.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of November 1, 2003
Consolidated Balance Sheets	Previously Reported	Restated
Other assets, net (a)	$22,647	$23,789
Total assets	586,383	587,525
Unearned compensation	(7,554)	(9,671)
Retained earnings	313,071	316,330
Total shareholders’ equity	305,241	306,383
Total liabilities and shareholders’ equity	586,383	587,525

(a)	Change relates to deferred taxes.

3.	Discontinued Operations

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its North Coast Entertainment (“NCE”) business segment. The sale of Anchor Bay Entertainment allows the Company to focus on its core category management and distribution competencies. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the ongoing operations and cash flows of these companies are eliminated from the ongoing operations of the Company upon completion of the sale. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction. The purchaser has requested certain adjustments which remain unresolved. The Company does not believe that there is a reasonable basis for these adjustments and therefore the potential exposure is in the range of zero to $7,000,000. However, since no assurance can be given to the resolution of these unresolved requested adjustments, as they are neither probable nor estimatable, no accrual has been recorded for these items.

Additionally, in the fourth quarter of fiscal 2004, a licensor of Anchor Bay Entertainment exercised its right to audit its royalty statements. As a result of this audit, the licensor has asserted a claim against Anchor Bay Entertainment for royalties it believes are due them, in the amount of $5,600,000 including interest. Pursuant to the Anchor Bay Entertainment sale agreement, the Company is potentially liable for certain royalty audit claims. During the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $758,000 ($483,000 after tax or $0.02 per diluted share), representing its best estimate of the amounts it expects to pay to settle this matter. This charge was included in discontinued operations in the Company’s Consolidated Statements of Income. The Company’s maximum exposure to settle this matter is $5,600,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes the major categories of assets and liabilities sold (in thousands of dollars):

Assets
Accounts receivable	$21,545
Merchandise inventories	10,560
Acquired rights	39,717
Property and equipment, net	210
All other operating assets	999

Total assets	$73,031

Liabilities
Accounts payable	$(6,839)
All other operating liabilities	(6,302)

Total liabilities	$(13,141)

Adjustment to sale proceeds	$(1,164)

Total sale proceeds	$58,726

The following table summarizes the revenues and pre-tax profit included in discontinued operations (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Oct. 30, 2004	Nov. 1, 2003 (Restated)	Oct. 30, 2004	Nov. 1, 2003 (Restated)
Revenues	$—	$24,394	$—	$43,420
Pre-tax profit (excluding loss on disposal)	—	4,444	—	6,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Stock Plans

The Company has stock-based compensation plans in the form of stock options, performance shares and restricted stock. Prior to fiscal 2004, and after the restatement discussed in Note 2 of Notes to Consolidated Financial Statements, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” As more fully described in Note 2 of Notes to Consolidated Financial Statements, during the fourth quarter of fiscal year 2004, the Company began to account for all stock options granted prior to fiscal 2004 under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated.

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

The pre-tax costs related to stock-based compensation included in the determination of net income for the three and six months ended October 30, 2004 was $1,252,000 and $2,424,000, respectively, and $2,040,000 and $3,298,000, respectively, for the three and six months ended November 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

	Three Months Ended		Six Months Ended
	Oct. 30, 2004	Nov. 1, 2003 (Restated)	Oct. 30, 2004	Nov. 1, 2003 (Restated)
Net income	$8,153	$9,890	$9,078	$11,228
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	823	1,310	1,738	1,843
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(995)	(902)	(2,284)	(1,624)

Proforma net income	$7,981	$10,298	$8,532	$11,447

Net income per share:
Reported - basic	$0.36	$0.40	$0.39	$0.45
- diluted	0.36	0.40	0.39	0.45

Proforma - basic	0.35	0.42	0.37	0.46
- diluted	0.35	0.41	0.37	0.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	October 30, 2004	May 1, 2004
Trade accounts receivable	$249,239	$226,994
Less allowances for:
Gross profit impact of estimated future returns	(10,343)	(8,508)
Doubtful accounts	(2,021)	(2,098)

Accounts receivable, net	$236,875	$216,388

6.	Pension Plan

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

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Benefits		SERP
	Three Months Ended		Three Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Service cost	$453,411	$411,091	$142,833	$108,074
Interest cost	764,073	681,565	145,115	130,806
Expected return on plan assets	(758,547)	(615,096)	—	—
Amortization of unrecognized transition asset, prior service cost and actuarial gain	412,397	426,402	127,542	128,381

Net periodic benefit cost	$871,334	$903,962	$415,490	$367,261

	Pension Benefits		SERP
	Six Months Ended		Six Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Service cost	$903,734	$821,629	$285,666	$216,148
Interest cost	1,525,561	1,362,716	290,230	261,612
Expected return on plan assets	(1,514,847)	(1,229,867)	—	—
Amortization of unrecognized transition asset, prior service cost and actuarial gain	824,357	852,731	255,084	256,762

Net periodic benefit cost	$1,738,805	$1,807,209	$830,980	$734,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of October 30, 2004, fiscal 2005 contributions to the Company’s defined benefit pension plans and SERP were $4,861,000 and $1,500,000, respectively. The Company presently anticipates contributing an additional $171,000 to the defined benefit pension plans in fiscal 2005 for a total of $5,032,000, and no additional contributions to SERP.

7.	New Accounting Pronouncements

In November 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued by the Financial Accounting Standards Board. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as charges in the current period. This Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has evaluated the impact of SFAS No. 151 and does not expect that this Statement will have an impact on its operating results.

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

The tables below present information about reported segments for the three months ended October 30, 2004 and November 1, 2003 (in thousands of dollars):

Three Months Ended October 30, 2004:	H.E.R.	NCE	Total
Revenues, external customers	$295,340	—	$295,340
Segment income	11,633	—	11,633
Capital expenditures	6,072	—	6,072

Three Months Ended November 1, 2003, Restated:	H.E.R.	NCE	Total
Revenues, external customers	$269,696	$55	$269,751
Segment income	11,353	74	11,427
Capital expenditures	4,919	—	4,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the three months ended October 30, 2004 and November 1, 2003 is as follows (in thousands of dollars):

	October 30, 2004	November 1, 2003 (Restated)
Revenues
Total segment revenues	$295,340	$269,751
Corporate income	—	149

Consolidated revenues from continuing operations	$295,340	$269,900

Income From Continuing Operations Before Income Taxes
Total segment income for reportable segments	$11,633	$11,427
Investment income	1,335	329
Investment expense	(84)	(548)
Unallocated corporate income	291	421

Consolidated income from continuing operations before income taxes	$13,175	$11,629

The tables below present information about reported segments for the six months ended October 30, 2004 and November 1, 2003 (in thousands of dollars):

Six Months Ended October 30, 2004:	H.E.R.	NCE	Total
Revenues, external customers	$527,399	—	$527,399
Segment income	11,768	—	11,768
Total assets	581,568	—	581,568
Capital expenditures	10,733	—	10,733

Six Months Ended November 1, 2003, Restated:	H.E.R.	NCE	Total
Revenues, external customers	$474,765	$129	$474,894
Segment income	12,297	67	12,364
Total assets, excluding assets held for sale	532,181	7,441	539,622
Capital expenditures	6,684	—	6,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the six months ended October 30, 2004 and November 1, 2003 is as follows (in thousands of dollars):

	October 30, 2004	November 1, 2003 (Restated)
Revenues

Total segment revenues	$527,399	$474,894
Corporate income	—	299

Consolidated revenues from continuing operations	$527,399	$475,193

Income From Continuing Operations Before Income Taxes

Total segment income for reportable segments	$11,768	$12,364
Investment income	2,190	693
Investment expense	(143)	(686)
Unallocated corporate income	545	850

Consolidated income from continuing operations before income taxes	$14,360	$13,221

Assets

Total segment assets	$581,568	$539,622
Assets held for sale	—	73,031
Elimination of intercompany receivables and payables	(7,639)	(25,128)

Consolidated assets	$573,929	$587,525

9.	Comprehensive Income

Comprehensive income is summarized as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Oct. 30, 2004	Nov. 1, 2003 (Restated)	Oct. 30, 2004	Nov. 1, 2003 (Restated)
Net income	$8,153	$9,890	$9,078	$11,228
Change in foreign currency translation adjustments	3,405	3,863	6,238	4,195

Total comprehensive income	$11,558	$13,753	$15,316	$15,423

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	October 30, 2004	May 1, 2004
Foreign currency translation adjustments	$13,411	$7,173
Minimum pension liability, net of tax	(5,527)	(5,527)

Total accumulated other comprehensive income	$7,884	$1,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Six Months Ended
	Oct. 30 2004	Nov. 1 2003 (Restated)	Oct. 30, 2004	Nov. 1, 2003 (Restated)
Weighted average shares during the period – basic	22,681	24,742	23,032	25,034
Additional shares from assumed exercise of stock options	23	89	39	74

Weighted average shares adjusted for assumed exercise of stock options – diluted	22,704	24,831	23,071	25,108

11.	Contingencies

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The Bankruptcy Court granted Kmart’s request and as a result of being named a critical trade vendor, Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. In May 2003, Kmart emerged from bankruptcy. In February 2004, the Court of Appeals affirmed the April 2003 District Court ruling. Also in June 2003, during the pendency of its appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court requesting that the Bankruptcy Court require the Company to repay the $49.0 million critical trade vendor payment, although the April 2003 District Court’s order did not require repayment of the amounts received by the critical trade vendors. In November 2004, the United States Supreme Court denied the Company’s request to grant a writ of certiorari to review of this matter. The Company’s position is that, as a result of being named a critical trade vendor, it granted economic concessions to Kmart and gave up certain rights with an aggregate economic value substantially equivalent to the $49.0 million payment received. In addition, see Note 3 of Notes to Consolidated Financial Statements for a discussion of contingencies related to discontinued operations. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

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

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its NCE business segment. In accordance with accounting standards, the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the ongoing operations and cash flows of these companies are eliminated from the ongoing operations of the Company upon completion of the sale. As a result, income from continuing operations for the second quarter and six-month periods, for both fiscal years presented, substantially included only H.E.R. operations.

The Company’s Consolidated Financial Statements for the three and six months ended November 1, 2003 have been restated to reflect certain stock option awards as variable due to their settlement arrangements and pursuant to Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). This change increased selling, general and administrative expenses in the Company’s Consolidated Statements of Income and had no effect on cash. Reference should be made to Note 2 of Notes to Consolidated Financial Statements for additional information and a summary of the results of the restated financial statements for the period ended November 1, 2003.

Overview

Net income for the second quarter of fiscal 2005 was $8.2 million or $.36 per diluted share, compared to $9.9 million or $.40 per diluted share for the second quarter of fiscal 2004. Net income for the second quarter of this fiscal year included income from continuing operations of $8.6 million or $.38 per diluted share and a loss from discontinued operations of $0.5 million or $.02 per diluted share, compared to income from continuing operations of $8.2 million or $.33 per diluted share and income from discontinued operations of $1.7 million or $.07 per diluted share for the same period last year.

Net income for the first six months of fiscal 2005 was $9.1 million or $.39 per diluted share, compared to $11.2 million or $.45 per diluted share for the first six months of fiscal 2004. Net income for the first six months of fiscal 2005 included income from continuing operations of $9.6 million or $.41 per diluted share and a loss from discontinued operations of $0.5 million or $.02 per diluted share, compared to income from continuing operations of $8.6 million $.35 per diluted share and income from discontinued operations of $2.6 million or $.10 per diluted share for the first six months of fiscal 2004.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Revenues for the second quarter of fiscal 2005 increased 9% to $295.3 million from $269.9 million for the second quarter of fiscal 2004. The improvement in year-over-year revenues was mainly due to higher revenues of $24.2 million and $6.0 million in the United States (“U.S.”) and Canadian operations, respectively, over the second quarter of last fiscal year, resulting from higher consumer purchases of music in mass merchant retail stores. These increases were offset, in part, by a $3.8 million decline in revenues within the Mexico operation, which was attributable to the cessation of operations in that country during the first quarter of fiscal 2005.

Revenues for the first six months of fiscal 2005 were $527.4 million, an 11% increase over revenues of $475.2 million for the first six months of fiscal 2004. The improvement in year-over-year revenues was mainly due to increased revenues in the United Kingdom (“UK”) and U.S. of $25.5 million and $22.8 million, respectively, over the comparable prior year period. The increase in UK revenues was equally attributable to growth in the DVD and music markets. The increase in U.S. revenues was primarily the result of higher consumer purchases in the second quarter of this fiscal year, as discussed previously. Canadian revenues also increased $11.4 million during the first six months of fiscal 2005 over 2004, primarily due to improving conditions in the Canadian music industry. These increases were partially offset by a decline in revenues of $6.6 million in the Mexico operation due to the cessation of operations within that country in the first quarter of this fiscal year, as previously mentioned.

Consolidated direct product costs as a percentage of revenues was 79.8% for the second quarter ended October 30, 2004, compared to 79.5% for the second quarter ended November 1, 2003. Direct product costs for the second quarters ended October 30, 2004 and November 1, 2003 included costs associated with acquiring and preparing inventory for distribution of $4.0 million and $2.5 million, respectively. Consolidated direct product costs as a percentage of revenues was 80.5% for the first six months of fiscal 2005, compared to 79.0% for the first six months of fiscal 2004. The increase in direct product costs for the second quarter and six months ended October 30, 2004 was due to a higher proportion of revenues from promotional products, which carry a higher direct product cost as a percentage of revenues than the Company’s overall direct product cost percentage. Direct product costs for the first six months of fiscal 2005 and 2004 included costs associated with acquiring and preparing inventory for distribution of $6.6 million and $4.9 million, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses were $47.6 million or 16.1% of revenues for the second quarter of fiscal 2005, compared to $43.5 million or 16.1% of revenues for the second quarter of fiscal 2004. Consolidated SG&A expenses for the first six months of this year were $90.4 million or 17.2% of revenues, compared to $86.3 million or 18.2% of revenues for the first six months of last year. The reduction in SG&A expense as a percentage of revenues for the first six months of this fiscal year compared to the first six months of last year was primarily due to higher revenues this fiscal year and the Company’s continued focus on improving productivity and expense control.

Income before interest and income taxes (“operating income”) for the second quarter of fiscal 2005 was $11.9 million, compared to operating income of $11.8 million for the second quarter of fiscal 2004. Operating income for the first six months of this fiscal year was $12.3 million, compared to $13.2 million for the first six months of last fiscal year. The lower operating income for the first six-month period of this fiscal year was mainly due to a reduction in operating income in the U.S. of $6.5 million, which was the result of higher direct product costs as a percentage of revenues, as previously discussed. This decrease in operating income was partially offset by increases in operating income in the UK and Canada of $2.9 million and $2.5 million, respectively, predominately due to the higher fiscal year-to-date revenues in those markets.

Investment income, net for the second quarter of fiscal 2005 was $1.3 million, compared to investment expense, net of $0.2 million for the second quarter of fiscal 2004. During the second quarter of fiscal 2005, the Company recorded investment income of $0.6 million related to investment gains on assets held for the Company’s Supplemental Executive Retirement Plan. In addition, investment income was greater in the second quarter of this fiscal year compared to last year’s second quarter due to the higher cash balances this year on which interest income was earned. During the second quarter of last year, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $0.5 million, which is included in investment expense, net for fiscal 2004. The Company would have incurred interest expense of $0.6 million had it held the senior note to maturity. Investment income, net for the first six months of fiscal 2005 was $2.0 million, compared to approximately break-even for the first six months of fiscal 2004.

The effective income tax rates for the second quarters of fiscal 2005 and 2004 were 34.5% and 29.2%, respectively. The lower tax rate last year was primarily due to benefits recognized from certain operating losses the Company incurred during the first quarter of fiscal 2004, which were recognized in the second quarter. The effective income tax rate for the first six months of fiscal 2005 was 33.4%, compared to 34.7% for the same period last year.

Other

Accounts receivable at October 30, 2004 was $236.9 million, compared to $216.4 million at May 1, 2004. The increase in accounts receivable was attributable to certain changes in customer payment terms during the second quarter of fiscal 2005.

Merchandise inventories at October 30, 2004 was $200.6 million, compared to $105.5 million at May 1, 2004. The increase in merchandise inventories was primarily due to increased inventory purchases to support the higher sales level anticipated in the third quarter of fiscal 2005 due to the upcoming holiday season.

Accounts payable was $212.7 million at October 30, 2004, compared to $129.8 million at May 1, 2004. The increase in accounts payable was mainly a result of the higher inventory purchases, as previously discussed.

Debt, current was $25.0 million at October 30, 2004, compared to a zero liability balance at May 1, 2004. This increase was due to borrowings against the Company’s line of credit in order to cover working capital requirements.

Accrued and other liabilities decreased to $31.9 million at October 30, 2004, from $46.5 million at May 1, 2004. The decrease was predominately related to a decrease in accrued compensation related items.

During the second quarter of fiscal 2005, the Company repurchased 1,085,000 shares of its common stock at an average price of $21.07 per share. As of October 30, 2004, the Company has repurchased 4.3 million shares, or 84% of the shares under the current 20% share repurchase program authorized by its Board of Directors.

On September 8, 2004, the Company’s Board of Directors approved an amendment to the Company’s 1998 Stock Option and Incentive Plan and 2001 Stock Option and Incentive Plan. As a result of that amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3, if the termination of a participant’s employment (or an outside director’s service as a director) is due to the participant’s retirement, at a retirement age permitted under the Company’s retirement plan, stock options will continue to vest following the termination of employment or service as a director in accordance with the vesting schedule established at the time the option was granted.

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The Bankruptcy Court granted Kmart’s request and as a result of being named a critical trade vendor Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. In May 2003, Kmart emerged from bankruptcy. In February 2004, the Court of Appeals affirmed the April 2003 District Court ruling. Also in June 2003, during the pendency of its appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court requesting that the Bankruptcy Court require the Company to repay the $49.0 million critical trade vendor payment, although the April 2003 District Court’s order did not require repayment of the amounts received by the critical trade vendors. In November 2004, the United States Supreme Court denied the Company’s request to grant a writ of certiorari to review of this matter. The Company’s position is that, as a result of being named a critical trade vendor, it granted economic concessions to Kmart, and gave up certain rights, with an aggregate economic value substantially equivalent to the $49.0 million payment received. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Liquidity and Capital Resources

The Company has an unsecured line of credit arranged with a consortium of banks. During the second quarter of fiscal 2005, the credit agreement was amended whereby the expiration date was extended one year to August 2007 and the line of credit was reduced from $170.0 million to $150.0 million. A copy of the Third Amendment to Credit Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1. Management believes that the revolving credit agreement, as amended, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as repurchases of common stock under the Company’s stock repurchase program. As previously discussed, the Company had borrowings of $25.0 million against its line of credit at October 30, 2004, and no borrowings as of May 1, 2004.

On September 8, 2004, the Company announced a quarterly cash dividend of $0.07 per share. As a result, $1.6 million was paid on October 8, 2004 to shareholders of record at the close of business on September 23, 2004. For the six months ended October 30, 2004, dividends totaling $3.2 million have been paid to shareholders, compared to $1.7 million paid in the comparable six-month period last year (the Company initiated the payment of cash dividends beginning in the second quarter of last fiscal year).

Net cash used by operating activities for the six months ended October 30, 2004 was $23.1 million, compared to net cash provided from operating activities of $6.8 million for the same six-month period of last year. The decease in cash flows from operating activities was primarily related to unfavorable year-over-year changes in inventory and other operating asset and liability balances of $28.0 million and $11.0 million, respectively, and a decrease of $9.9 million in non-cash charges compared to the same period of last year (principally recoupment/amortization of acquired rights). The above items were partially offset by favorable year-over-year changes in accounts receivable and accounts payable balances of $13.2 million and $7.8 million, respectively.

Net cash used by investing activities decreased to $10.4 million for the six months ended October 30, 2004 from net cash used by investing activities of $13.0 million for the six months ended November 1, 2003. This change was primarily a result of the absence, this year, of additions to acquired rights as a result of the sale of the Anchor Bay Entertainment business unit in the second quarter of last year; the Company incurred $6.5 million in additions to acquired rights in the first six months of last year. This decrease was partially offset by a $4.0 million increase in additions to property and equipment in the first six months of this fiscal year over the comparable period last year, mainly due to the Company’s investment in its field sales technology.

Net cash used by financing activities decreased to $8.2 million for the six months ended October 30, 2004 from $29.5 million for the comparable six-month period of last year. This change in cash flows from financing activities was mainly due to increased borrowing levels in the first six months of this year versus the comparable period last year, partially offset by increased repurchases of the Company’s common stock and higher dividend payments this year over the same six-month period of last year.

The following table summarizes the Company’s cash obligations and commitments as of October 30, 2004, along with their expected effect on liquidity and cash flows in future periods (in thousands of dollars):

	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Debt obligations	$25,000	$25,000	$—	$—	$—
Operating leases and other commitments	25,358	4,348	13,204	2,865	4,941
Less: operating sub-leases	(379)	(211)	(168)	—	—
Other long-term obligations	2,161	1,487	674	—	—
Purchase obligations	104,640	8,125	34,069	22,020	40,426
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$160,141	$42,110	$47,779	$24,885	$45,367

Purchase obligations in the above table includes commitments for information technology related services.

Outlook

The mass merchant retailer segment of the music industry, in which the Company’s current customer base primarily resides, continues to post increases in sales of music product and gain market share within the industry. Specifically, in the U.S. market, during the 10 calendar months ended October 2004, mass merchant music sales increased nearly 10% over the comparable prior year period, while overall music industry sales increased only 4% during the same period. As a result, mass merchant retailers now account for 36% of all music sold in the U.S., a 2% increase from its 34% market share for the prior year. These improvements were achieved despite the fact that the rate of overall sales growth this calendar year within the music industry has recently moderated. Due to this recent slowing in the growth rate of music sales, the Company remains cautiously optimistic about revenues during the final two quarters of its fiscal year. The Company does not expect to achieve the 11% growth rate achieved during the first six months this year, and therefore, expects revenues from continuing operations for fiscal 2005 to improve in the mid to high single digits, in percentage terms, over revenues from continuing operations in fiscal 2004. This estimate is based on (i) revenues generated by the Company’s current customer base, and (ii) numerous other factors, including the ongoing improvement in music industry sales, anticipated post-holiday returns from customers, and the competitive nature of retail pricing. Direct product costs, as a percentage of revenues, for fiscal 2005 is expected to continue to be higher than prior year levels, for the reasons previously described. The Company also expects to continue to gain operating efficiencies through fiscal 2005, and thus expects SG&A expenses, as a percentage of revenues, to be stable or decline from previous year levels. The Company anticipates an effective income tax rate in the range of 35-36% for fiscal 2005. Finally, the Company expects to continue to repurchase shares through its existing share repurchase program. As a result, the Company expects fully diluted earnings per share from continuing operations for fiscal 2005 to be in the range of $1.52-$1.58, compared to earnings of $1.38 per diluted share from continuing operations for fiscal 2004.

* * * * * * * * * * *

This document contains forward-looking statements, which are not historical facts and involve risk and uncertainties. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements, including without limitation, conditions in the music industry, securing funding or generating sufficient cash required to build and grow new businesses, customer requirements, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce, dependency on technology, relationships with the Company’s lenders, pricing and competitive pressures, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company’s Annual Report on Form 10-K.

Item 4.	Controls And Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934 (the “Act”) as of October 30, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the second fiscal quarter ended October 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES

On February 26, 2003, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 20% of its then outstanding balance of 25,692,244 shares. The Company has had no other share repurchase plans expire or terminate during the second quarter ended October 30, 2004.The table below sets forth information with respect to shares repurchased in the second quarter ended October 30, 2004. The total number of shares repurchased excludes 762 shares delivered back to the Company to satisfy the exercise price and tax withholding obligation of certain stock option exercises.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 1, 2004 through September 4, 2004	235,000	$20.680	235,000	1,681,649
September 5, 2004 through October 2, 2004	365,000	$21.258	365,000	1,316,649
October 3, 2004 through October 30, 2004	485,000	$21.116	485,000	831,649

Total	1,085,000	$21.070	1,085,000	831,649

Item 4.	Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of Handleman Company was held on September 8, 2004. Two matters were voted on at the Annual Meeting. The first matter was the election of directors. The following individuals were elected as directors of the Company: Elizabeth A. Chappell, 19,912,340 votes for, 1,308,782 votes withheld and Ralph J. Szygenda, 18,701,309 votes for, 2,519,813 votes withheld.

The second matter voted on was the approval of the 2004 Stock Plan which authorizes the granting of stock options, stock appreciation rights, restricted stock, and performance share and performance unit awards to key employees and non-employee directors of the Company. The 2004 Stock Plan was approved, with 16,838,729 shares voted for approval, while 2,473,256 voted against, 130,648 shares abstained and broker non-votes of 1,778,489.

Item 6.	Exhibits

Exhibit 10.1 – Third Amendment to Credit Agreement

Exhibit 10.3 – Amendment to Handleman Company 1998 and 2001 Stock Option and Incentive Plans

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

HANDLEMAN COMPANY

Date: December 9, 2004	By:	/s/ Stephen Strome
Stephen Strome
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2004	By:	/s/ Thomas C. Braum, Jr.
Thomas C. Braum, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)