Form 10-Q
period 2005-01-31
HANDLEMAN CO /MI/
filed 2005-03-11
CIK 314727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended January 31, 2005	Commission File Number 1-7923

Handleman Company
(Exact name of registrant as specified in its charter)

Michigan	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

500 Kirts Boulevard, Troy, Michigan	48084-4142	248-362-4400
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X        NO

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES      X        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	DATE	SHARES OUTSTANDING
Common Stock - $.01 Par Value	March 4, 2005	21,814,506

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JANUARY 31, 2005 AND 2004

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended		Nine Months (39 weeks) Ended
	January 31, 2005	January 31, 2004 (Restated)	January 31, 2005	January 31, 2004 (Restated)
Revenues	$459,270	$443,902	$986,669	$919,095
Costs and expenses:
Direct product costs	372,033	357,049	796,670	732,682
Selling, general and administrative expenses	54,770	56,661	145,219	143,007

Operating income	32,467	30,192	44,780	43,406
Investment income, net	145	248	2,192	255

Income from continuing operations before income taxes	32,612	30,440	46,972	43,661
Income tax expense	(11,846)	(11,144)	(16,645)	(15,735)

Income from continuing operations	20,766	19,296	30,327	27,926

Discontinued operations (Note 3):
Income (loss) from operations of discontinued subsidiary companies (including loss on disposal of $758 and $665 for the nine-month periods ended January 31, 2005 and January 31, 2004, respectively)	—	—	(758)	5,341
Income tax (expense) benefit	—	—	275	(2,743)

Income (loss) from discontinued operations	—	—	(483)	2,598

Net income	$20,766	$19,296	$29,844	$30,524

Income per share:
Continuing operations - basic	$0.94	$0.79	$1.33	$1.13

Continuing operations - diluted	$0.94	$0.79	$1.33	$1.13

Discontinued operations - basic	$—	$—	$(0.02)	$0.10

Discontinued operations - diluted	$—	$—	$(0.02)	$0.10

Net income - basic	$0.94	$0.79	$1.31	$1.23

Net income - diluted	$0.94	$0.79	$1.31	$1.23

Weighted average number of shares outstanding during the period:
Basic	22,092	24,292	22,719	24,787

Diluted	22,143	24,437	22,775	24,855

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2005 AND MAY 1, 2004

(in thousands of dollars except share data)

	January 31, 2005 (Unaudited)	May 1, 2004
ASSETS
Current assets:
Cash and cash equivalents	$25,737	$73,713
Accounts receivable, less allowances of $11,972 at January 31, 2005 and $10,606 at May 1, 2004	278,112	216,388
Merchandise inventories	147,751	105,472
Other current assets	14,613	13,581

Total current assets	466,213	409,154

Property and equipment:
Land, buildings and improvements	13,863	13,792
Display fixtures	29,241	33,154
Computer hardware and software	55,970	49,289
Equipment, furniture and other	33,818	35,329

	132,892	131,564
Less accumulated depreciation	72,326	69,440

	60,566	62,124

Goodwill, net	3,406	3,406
Other assets, net	20,764	19,908

Total assets	$550,949	$494,592

LIABILITIES
Current liabilities:
Accounts payable	$189,535	$129,776
Income taxes payable	14,664	4,418
Accrued and other liabilities	29,001	42,083

Total current liabilities	233,200	176,277

Other liabilities	11,639	9,449

Total liabilities	244,839	185,726

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 21,788,000 and 23,455,000 shares issued at January 31, 2005 and May 1, 2004, respectively	218	235
Accumulated other comprehensive income	8,917	1,646
Unearned compensation	(9,695)	(7,305)
Retained earnings	306,670	314,290

Total shareholders’ equity	306,110	308,866

Total liabilities and shareholders’ equity	$550,949	$494,592

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED JANUARY 31, 2005

(UNAUDITED)

(in thousands of dollars)

	Nine Months (39 weeks)
	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
May 1, 2004	23,455	$235	$7,173	$(5,527)	$(7,305)	$—	$314,290	$308,866
Net income							29,844	29,844
Adjustment for foreign currency translation			7,271					7,271

Comprehensive income, net of tax								37,115

Stock-based compensation:
Performance shares	41	—			(1,429)	4,169		2,740
Stock options	118	1			(907)	2,188		1,282
Restricted stock and other	28	—			(54)	618		564

Common stock repurchased	(1,854)	(18)				(39,422)		(39,440)
Reclassification of additional paid-in capital to retained earnings						32,447	(32,447)	—
Cash dividends, $.22 per share							(5,017)	(5,017)

January 31, 2005	21,788	$218	$14,444	$(5,527)	$(9,695)	$—	$306,670	$306,110

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 2005 AND 2004

(in thousands of dollars)

	Nine Months (39 weeks) Ended
	January 31, 2005	January 31, 2004 (Restated)
Cash flows from operating activities:
Net income	$29,844	$30,524

Adjustments to reconcile net income to net cash (used by) provided from operating activities:
Depreciation	13,101	11,867
Unrealized investment income	(841)	—
Recoupment/amortization of acquired rights	—	9,417
Loss on disposal of property and equipment	970	881
Impairment of subsidiary assets	—	665
Stock-based compensation	3,830	9,642

Changes in operating assets and liabilities:
Increase in accounts receivable	(57,423)	(61,011)
Increase in merchandise inventories	(40,007)	(19,427)
(Increase) decrease in other operating assets	(328)	9,691
Increase in accounts payable	31,103	15,349
(Decrease) increase in other operating liabilities	(646)	279

Total adjustments	(50,241)	(22,647)

Net cash (used by) provided from operating activities	(20,397)	7,877

Cash flows from investing activities:
Additions to property and equipment	(12,355)	(17,521)
Proceeds from disposition of properties and equipment	343	250
License advances and acquired rights	—	(6,522)
Proceeds from the sale of subsidiary companies	—	59,776

Net cash (used by) provided from investing activities	(12,012)	35,983

Cash flows from financing activities:
Issuances of debt	1,106,798	287,619
Repayments of debt	(1,106,798)	(294,762)
Checks issued in excess of cash balances	25,826	13,557
Cash dividends	(5,017)	(3,439)
Repurchases of common stock	(39,440)	(38,253)
Cash proceeds from stock-based compensation plans	756	3,694

Net cash used by financing activities	(17,875)	(31,584)

Effect of exchange rate changes on cash	2,308	1,069

Net (decrease) increase in cash and cash equivalents	(47,976)	13,345
Cash and cash equivalents at beginning of period	73,713	62,698

Cash and cash equivalents at end of period	$25,737	$76,043

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Income, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2005, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the nine months ended January 31, 2005 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of May 1, 2004 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 1, 2004, including the discussion of the Company’s critical accounting policies.

2.	Restatement of Previously Issued Financial Statements

The accompanying consolidated financial statements for the three and nine months ended January 31, 2004 have been restated to reflect certain stock option awards as variable due to their settlement arrangements, pursuant to Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). As a result, the Company has restated its selling, general and administrative expenses from continuing operations, related income tax expense and unearned compensation for the three and nine months ended January 31, 2004. The effect of this restatement is as follows (amounts in thousands):

		Three Months Ended January 31, 2004		Nine Months Ended January 31, 2004
Consolidated Statements of Income		Previously Reported	Restated	Previously Reported	Restated
Selling, general and administrative expenses		$53,787	$56,661	$139,102	$143,007
Income from continuing operations before income taxes and minority interest		33,314	30,440	47,566	43,661
Income tax expense from continuing operations		12,170	11,144	17,128	15,735
Income from continuing operations		21,144	19,296	30,438	27,926
Net income		21,144	19,296	33,036	30,524

Income per share:
Continuing operations	- basic	$0.87	$0.79	$1.23	$1.13
Continuing operations	- diluted	$0.86	$0.79	$1.23	$1.13

Net income	- basic	$0.87	$0.79	$1.33	$1.23
Net income	- diluted	$0.86	$0.79	$1.33	$1.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of January 31, 2004
Consolidated Balance Sheets	Previously Reported	Restated
Other assets, net (a)	$19,848	$21,427
Total assets	551,924	553,503
Unearned compensation	(7,868)	(9,830)
Retained earnings	322,909	326,451
Total shareholders’ equity	321,201	322,781
Total liabilities and shareholders’ equity	551,924	553,503

(a) Change relates to deferred taxes.

3.	Discontinued Operations

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its proprietary operations business segment, formerly known as North Coast Entertainment (“NCE”). The sale of Anchor Bay Entertainment allowed the Company to focus on its core category management and distribution competencies. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the ongoing operations and cash flows of these companies were eliminated from the ongoing operations of the Company upon completion of the sale. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction. The purchaser has requested certain adjustments which remain unresolved. The Company does not believe that there is a reasonable basis for these adjustments and therefore the potential exposure is in the range of zero to $7,000,000. However, since no assurance can be given to the resolution of these unresolved requested adjustments, as they are neither probable nor estimatable, no accrual has been recorded for these items.

Additionally, in the fourth quarter of fiscal 2004, a licensor of Anchor Bay Entertainment exercised its right to audit its royalty statements. As a result of this audit, the licensor has asserted a claim against Anchor Bay Entertainment for royalties it believes are due them in the amount of $5,600,000, including interest. Pursuant to the Anchor Bay Entertainment sale agreement, the Company is potentially liable for certain royalty audit claims. During the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $758,000 ($483,000 after tax or $0.02 per diluted share), representing its best estimate of the amounts it expects to pay to settle this matter. This charge was included in discontinued operations in the Company’s Consolidated Statements of Income. During the third quarter of fiscal 2005, this licensor initiated legal proceedings related to this matter. The Company’s maximum remaining exposure is estimated to be $4,800,000, including interest and expenses, which continue to accrue until the date of resolution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes the major categories of assets and liabilities sold (in thousands of dollars):

Assets
Accounts receivable	$21,545
Merchandise inventories	10,560
Acquired rights	39,717
Property and equipment, net	210
All other operating assets	999

Total assets	$73,031

Liabilities
Accounts payable	$(6,839)
All other operating liabilities	(6,302)

Total liabilities	$(13,141)

Adjustment to sale proceeds	$(114)

Total sale proceeds as of January 31, 2004	$59,776

During the fourth quarter of fiscal 2004, the Company recorded a subsequent adjustment to the sale proceeds in the amount of $1,050,000, representing the net of certain additional adjustments agreed to by the Company. These subsequent adjustments resulted in proceeds from the sale of Anchor Bay Entertainment totaling $58,726,000 as of May 1, 2004.

The following table summarizes the revenues and pre-tax profit included in discontinued operations (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	January 31, 2005	January 31, 2004 (Restated)	January 31, 2005	January 31, 2004 (Restated)
Revenues	$—	$—	$—	$43,420
Pre-tax profit (excluding loss on disposal)	—	—	—	6,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Stock Plans

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

The pre-tax costs related to stock-based compensation included in the determination of net income for the three and nine months ended January 31, 2005 were $1,406,000 and $3,830,000, respectively, and $6,344,000 and $9,642,000, respectively, for the three and nine months ended January 31, 2004. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

		Three Months Ended		Nine Months Ended
		January 31, 2005	January 31, 2004 (Restated)	January 31, 2005	January 31, 2004 (Restated)
Net income		$20,766	$19,296	$29,844	$30,524
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		896	4,022	2,634	5,865
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,677)	(1,214)	(3,961)	(2,838)

Proforma net income		$19,985	$22,104	$28,517	$33,551

Net income per share:
Reported	- basic	$0.94	$0.79	$1.31	$1.23
	- diluted	0.94	0.79	1.31	1.23

Proforma	- basic	0.90	0.91	1.26	1.35
	- diluted	0.90	0.90	1.25	1.35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2005	May 1, 2004
Trade accounts receivable	$290,084	$226,994
Less allowances for:
Gross profit impact of estimated future returns	(8,916)	(8,508)
Doubtful accounts	(3,056)	(2,098)

Accounts receivable, net	$278,112	$216,388

6.	Pension Plan

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

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Benefits		SERP
	Three Months Ended		Three Months Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Service cost	$457	$414	$142	$108
Interest cost	766	683	145	131
Expected return on plan assets	(761)	(616)	—	—
Amortization of unrecognized prior service cost and actuarial gain	413	426	128	128

Net periodic benefit cost	$875	$907	$415	$367

	Pension Benefits		SERP
	Nine Months Ended		Nine Months Ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Service cost	$1,361	$1,235	$428	$324
Interest cost	2,292	2,046	435	393
Expected return on plan assets	(2,276)	(1,846)	—	—
Amortization of unrecognized prior service cost and actuarial gain	1,237	1,279	383	385

Net periodic benefit cost	$2,614	$2,714	$1,246	$1,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 31, 2005, fiscal 2005 contributions to the Company’s defined benefit pension plans and SERP were $4,949,000 and $1,500,000, respectively. The Company presently anticipates contributing an additional $87,000 to the defined benefit pension plans in fiscal 2005, for a total contribution of $5,036,000, and no additional contributions to SERP.

7.	New Accounting Pronouncements

In November 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as charges in the current period. This Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has evaluated the impact of SFAS No. 151 and does not expect that this Statement will have an impact on its operating results.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” was issued by the FASB. SFAS No. 153 requires that nonmonetary asset exchanges be recorded and measured at the fair value of the assets, rather than at carryover basis. The Company has evaluated SFAS No. 153 and does not expect this Statement will have an impact on its operating results.

In December 2004, SFAS No. 123R, “Share-Based Payment (revised 2004),” was issued by the FASB. SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” effective May 4, 2003. All stock-based awards issued after May 3, 2003 are expensed over the vesting period using the fair value method. The Company is currently reviewing the requirements of SFAS No. 123R to determine the impact on its financial statements. The Company will adopt the provisions of SFAS No. 123R for the second quarter of fiscal 2006, as required.

8.	Segment Information

As described in Note 3 of Notes to Consolidated Financial Statements, the Company sold certain subsidiary companies in the second quarter of fiscal 2004, all of which had previously been reported in the proprietary operations business segment. As a result of the sale of these subsidiary companies, beginning in fiscal 2005, the Company’s operations are comprised of only one business segment, category management and distribution operations, formerly known as Handleman Entertainment Resources (“H.E.R.”).

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

Fiscal 2004 amounts below represent all category management and distribution operations, as well as activity from remaining proprietary operations other than from those companies which were sold (as those amounts are classified as discontinued operations).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reported segments for the three months ended January 31, 2005 and January 31, 2004 (in thousands of dollars):

Three Months Ended January 31, 2005:	Category Management and Distribution Operations	Proprietary Operations	Total
Revenues, external customers	$459,270	—	$459,270
Segment income	32,211	—	32,211
Capital expenditures	1,622	—	1,622

Three Months Ended January 31, 2004, Restated:	Category Management and Distribution Operations	Proprietary Operations	Total
Revenues, external customers	$443,534	$—	$443,534
Segment income (loss)	31,613	(589)	31,024
Capital expenditures	10,805	—	10,805

A reconciliation of total segment revenues to consolidated revenues from continuing operations and total segment income to consolidated income from continuing operations before income taxes as of and for the three months ended January 31, 2005 and January 31, 2004 is as follows (in thousands of dollars):

	January 31, 2005	January 31, 2004 (Restated)
Revenues
Total segment revenues	$459,270	$443,534
Corporate income	—	368

Consolidated revenues from continuing operations	$459,270	$443,902

Income From Continuing Operations Before Income Taxes
Total segment income for reportable segments	$32,211	$31,024
Investment income	525	408
Investment expense	(380)	(160)
Unallocated corporate income (expense)	256	(832)

Consolidated income from continuing operations before income taxes	$32,612	$30,440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reported segments for the nine months ended January 31, 2005 and January 31, 2004 (in thousands of dollars):

Nine Months Ended January 31, 2005:	Category Management and Distribution Operations	Proprietary Operations	Total
Revenues, external customers	$986,669	—	$986,669
Segment income	43,979	—	43,979
Total assets	558,469	—	558,469
Capital expenditures	12,355	—	12,355

Nine Months Ended January 31, 2004, Restated:	Category Management and Distribution Operations	Proprietary Operations	Total
Revenues, external customers	$918,299	$129	$918,428
Segment income	43,910	(522)	43,388
Total assets	577,491	15	577,506
Capital expenditures	17,489	—	17,489

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the nine months ended January 31, 2005 and January 31, 2004 is as follows (in thousands of dollars):

	January 31, 2005	January 31, 2004 (Restated)
Revenues
Total segment revenues	$986,669	$918,428
Corporate income	—	667

Consolidated revenues from continuing operations	$986,669	$919,095

Income From Continuing Operations Before Income Taxes
Total segment income for reportable segments	$43,979	$43,388
Investment income	2,715	1,101
Investment expense	(523)	(846)
Unallocated corporate income	801	18

Consolidated income from continuing operations before income taxes	$46,972	$43,661

Assets
Total segment assets	$558,469	$577,506
Elimination of intercompany receivables and payables	(7,520)	(24,003)

Consolidated assets	$550,949	$553,503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Comprehensive Income

Comprehensive income is summarized as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	January 31, 2005	January 31, 2004 (Restated)	January 31, 2005	January 31, 2004 (Restated)
Net income	$20,766	$19,296	$29,844	$30,524
Change in foreign currency translation adjustments	1,033	6,442	7,271	10,637

Total comprehensive income	$21,799	$25,738	$37,115	$41,161

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2005	May 1, 2004
Foreign currency translation adjustments	$14,444	$7,173
Minimum pension liability, net of tax	(5,527)	(5,527)

Total accumulated other comprehensive income	$8,917	$1,646

10.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2005	January 31, 2004 (Restated)	January 31, 2005	January 31, 2004 (Restated)
Weighted average shares during the period – basic	22,092	24,292	22,719	24,787
Additional shares from assumed exercise of stock options	51	145	56	68

Weighted average shares adjusted for assumed exercise of stock options – diluted	22,143	24,437	22,775	24,855

11.	Contingencies

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The Bankruptcy Court granted Kmart’s request and as a result of being named a critical trade vendor, Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. In May 2003, Kmart emerged from bankruptcy. In February 2004, the Court of Appeals affirmed the April 2003 District Court ruling. Also in June 2003, during the pendency of its appeal to the Court of Appeals, Kmart filed a complaint before the Bankruptcy Court requesting that the Bankruptcy Court require the Company to repay the $49.0 million critical trade vendor payment, although the April 2003 District Court’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

order did not require repayment of the amounts received by the critical trade vendors. In November 2004, the United States Supreme Court denied the Company’s request to grant a writ of certiorari to review of this matter. During the third quarter of fiscal 2005, the Company reached an agreement to settle this legal proceeding with Kmart. This settlement did not have a material impact on the financial results of the Company for the three or nine months ended January 31, 2005. In addition, see Note 3 of Notes to Consolidated Financial Statements for a discussion of contingencies related to discontinued operations. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

In fiscal 2003, the SEC initiated a formal investigation relating to a transaction entered into in fiscal 2001 with a non-music vendor by a subsidiary of the Company. In response to this SEC investigation, the Company, through its Audit Committee, conducted its own internal review which focused on the accounting treatment for two non-music vendor contracts (one of which was the subject of the SEC investigation). These contracts were approximately $1.0 million each (both occurring in fiscal 2001). As a result of this review, the Company determined that both contracts should have been recorded as financing arrangements and the two transactions were so reflected as such in the Company’s financial statements for fiscal years 2002 and 2001. The Company was advised on February 8, 2005 that the SEC’s investigation has been terminated, and that no enforcement action against the Company has been recommended by the staff of the SEC to the Commission.

Item 2.

Handleman Company

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company had previously operated in two business segments: category management and distribution operations, formerly known as Handleman Entertainment Resources (“H.E.R.”) and proprietary operations, formerly known as North Coast Entertainment (“NCE”). The category management and distribution operating segment, principally related to pre-recorded music product, operates in North America and the United Kingdom (“UK”). Proprietary operations included music and video product. As a result of the sale of certain subsidiary companies, as discussed below, beginning in fiscal 2005, the Company’s operations are comprised only of one business segment, category management and distribution operations. Reference should be made to Note 8 of Notes to Consolidated Financial Statements for additional information regarding segments.

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its proprietary operations business segment. In accordance with accounting standards, the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the ongoing operations and cash flows of these companies were eliminated from the ongoing operations of the Company upon completion of the sale. As a result, income from continuing operations for the three-month and nine-month periods, for both fiscal years presented, substantially included only category management and distribution operations.

The Company’s Consolidated Financial Statements for the three and nine months ended January 31, 2004 have been restated to reflect certain stock option awards as variable due to their settlement arrangements and pursuant to Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Previously, the Company had measured compensation expense associated with these awards at the date of grant and had not adjusted that measurement for subsequent changes in their market value (fixed accounting). This change increased selling, general and administrative expenses in the Company’s Consolidated Statements of Income and had no effect on cash. Reference should be made to Note 2 of Notes to Consolidated Financial Statements for additional information and a summary of the results of the restated financial statements for the period ended January 31, 2004.

Overview

Net income for the third quarter of fiscal 2005, which ended on January 31, 2005, was $20.8 million or $.94 per diluted share, compared to $19.3 million or $.79 per diluted share for the third quarter of fiscal 2004, which ended on January 31, 2004. Net income for the third quarter of both fiscal years was entirely from continuing operations.

Net income for the first nine months of fiscal 2005 was $29.8 million or $1.31 per diluted share, compared to $30.5 million or $1.23 per diluted share for the first nine months of fiscal 2004. Net income for the first nine months of fiscal 2005 included income from continuing operations of $30.3 million or $1.33 per diluted share and a loss from discontinued operations of $0.5 million or $.02 per diluted share. Net income for the first nine months of fiscal 2004 included income from continuing operations of $27.9 million or $1.13 per diluted share and income from discontinued operations of $2.6 million or $.10 per diluted share.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Revenues for the third quarter of fiscal 2005 increased to $459.3 million from $443.9 million for the third quarter of fiscal 2004. The improvement in year-over-year revenues was mainly due to higher revenues in the United Kingdom, Canadian and United States (“U.S.”) operations of $13.9 million, $6.7 million and $0.5 million, respectively, over the third quarter of last fiscal year. The improvement in revenues in the UK and Canada was attributable to strengthening local currencies in both countries, which accounted for 67% and 62% of their increased revenues, respectively. The remainder of the revenue increases in the UK and Canada, as well as the increase in U.S. revenues, were driven by higher consumer purchases of music in mass merchant retailers. These increases were offset, in part, by a $5.0 million decline in revenues within the Mexico operation.

Revenues for the first nine months of fiscal 2005 were $986.7 million, a 7% increase over revenues of $919.1 million for the first nine months of fiscal 2004. The improvement in year-over-year revenues was mainly due to increased revenues in the UK, U.S. and Canada of $39.4 million, $23.3 million and $18.1 million, respectively, over the comparable prior year period. The UK and Canadian year-over-year increases were partially a result of strengthened local currencies, which accounted for 53% and 35% of the increases in those countries, respectively, as well as higher sales in each of the three markets, as previously discussed. These increases were partially offset by a decline in revenues of $11.6 million in the Mexico operation.

Direct product costs as a percentage of revenues was 81.0% for the third quarter ended January 31, 2005, compared to 80.4% for the third quarter ended January 31, 2004. Direct product costs for the third quarters ended January 31, 2005 and January 31, 2004 included costs associated with acquiring and preparing inventory for distribution of $4.3 million and $3.0 million, respectively. Direct product costs as a percentage of revenues was 80.7% for the first nine months of fiscal 2005, compared to 79.7% for the first nine months of fiscal 2004. Direct product costs for the first nine months of fiscal 2005 and 2004 included costs associated with acquiring and preparing inventory for distribution of $10.9 million and $7.9 million, respectively. The increases in direct product costs for both the third quarter and nine months ended January 31, 2005 were primarily attributable to a higher proportion of revenues from promotional products, which carry a higher direct product cost as a percentage of revenues than the Company’s overall direct product cost percentage.

Selling, general and administrative (“SG&A”) expenses were $54.8 million or 11.9% of revenues for the third quarter of fiscal 2005, compared to $56.7 million or 12.8% of revenues for the third quarter of fiscal 2004. The lower SG&A expense in the third quarter of this fiscal year was primarily due to a reduction of $5.0 million in stock-based compensation costs, compared to the third quarter of last year, and to the Company’s continued focus on productivity improvements and cost control. This reduction was partially offset by an increase in outside information technology related services of $2.6 million. SG&A expenses for the first nine months of this year were $145.2 million or 14.7% of revenues, compared to $143.0 million or 15.6% of revenues for the first nine months of last year.

Income before investment income, net and income taxes (“operating income”) for the third quarter of fiscal 2005 was $32.5 million, compared to operating income of $30.2 million for the third quarter of fiscal 2004. The increase in third quarter operating income, versus the comparable period last year, was principally due to lower SG&A expenses this year, as previously discussed. Operating income for the first nine months of this fiscal year was $44.8 million, compared to $43.4 million for the first nine months of last fiscal year.

Investment income, net for the third quarter of fiscal 2005 was $0.1 million, compared to $0.2 million for the third quarter of fiscal 2004. Investment income, net for the first nine months of fiscal 2005 was $2.2 million, compared to $0.3 million for the first nine months of fiscal 2004. The higher investment income, net for the current year nine-month period versus last year, was primarily due to the recording of investment gains of $0.8 million related to the Company’s Supplemental Executive Retirement Plan through the third quarter of this fiscal year. Additionally, during the second quarter of last year, the

Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $0.5 million, which is included in investment income, net for fiscal 2004. The Company would have incurred interest expense of $0.6 million had it held the senior note to maturity.

The effective income tax rates for the third quarters of fiscal 2005 and 2004 were 36.3% and 36.6%, respectively. The effective income tax rate for the first nine months of fiscal 2005 was 35.4%, compared to 36.0% for the same period last year.

Other

Accounts receivable at January 31, 2005 was $278.1 million, compared to $216.4 million at May 1, 2004. This increase was mainly due to the higher revenues in the third quarter of this year, compared to those in the fourth quarter of last year, which was attributable to the seasonal nature of the Company’s business.

Merchandise inventories at January 31, 2005 was $147.8 million, compared to $105.5 million at May 1, 2004. This increase was due, in part, to the Company’s requirement for maintaining a wider assortment of product necessary to support its customers’ diverse needs.

Accounts payable was $189.5 million at January 31, 2005, compared to $129.8 million at May 1, 2004. This increase in accounts payable was mainly a result of the Company’s maintaining a higher level of inventory, as mentioned earlier and the timing of vendor payments related to increased inventory purchases for the holiday season.

Income taxes payable was $14.7 million at January 31, 2005, compared to $4.4 million at May 1, 2004. The increase was related to the higher income generated in the Company’s third quarter, which is typically the Company’s most profitable quarter.

Accrued and other liabilities decreased to $29.0 million at January 31, 2005, from $42.1 million at May 1, 2004. This decrease was predominately due to a decrease in accrued compensation related items.

During the third quarter of fiscal 2005, the Company repurchased 438,800 shares of its common stock at an average price of $20.42 per share. As of January 31, 2005, the Company had repurchased 4.7 million shares, or 92% of the shares under the current 20% share repurchase program authorized by its Board of Directors. On February 23, 2005, the Company announced that its Board of Directors authorized a new share repurchase program, with no expiration date, whereby the Company may repurchase up to 15% of its then outstanding common stock balance of 21,787,611 shares. This new 15% share repurchase authorization replaces the current 20% authorization.

During the third quarter of fiscal 2005, the Company reached an agreement to settle its legal proceeding with Kmart relating to Kmart’s bankruptcy. The settlement did not have a material impact on the operating results of the Company for the three or nine months ended January 31, 2005. See Note 11 of Notes to Consolidated Financial Statements for a more detailed discussion of this matter. In the third quarter of this fiscal year, a licensor of Anchor Bay Entertainment initiated legal proceedings related to certain royalty audit claims. See Note 3 of Notes to Consolidated Financial Statements for further discussion of this matter. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Liquidity and Capital Resources

The Company has an unsecured $150.0 million line of credit arrangement with a consortium of banks which expires in August 2007. During the third quarter of fiscal 2005, the credit agreement was amended whereby the language describing the classification of borrowings under the agreement, as they apply to covenant compliance, was clarified. A copy of the Fourth Amendment to Credit Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1. Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as repurchases of common stock under the Company’s stock repurchase program. The Company did not have any borrowings against its line of credit at either January 31, 2005 or May 1, 2004.

On November 23, 2004, the Company announced a quarterly cash dividend of $0.08 per share. As a result, $1.8 million was paid on January 7, 2005 to shareholders of record at the close of business on December 22, 2004. For the nine months ended January 31, 2005, dividends totaling $5.0 million have been paid to shareholders, compared to $3.4 million paid in the comparable nine-month period of last year (the Company initiated the payment of cash dividends beginning in the second quarter of last fiscal year).

Net cash used by operating activities for the nine months ended January 31, 2005 was $20.4 million, compared to net cash provided from operating activities of $7.9 million for the same nine-month period of last year. This decrease in cash flows from operating activities was primarily related to unfavorable year-over-year changes in inventory and other operating asset and liability balances of $20.6 million and $10.9 million, respectively, and a decrease of $15.4 million in non-cash charges compared to the same period last year (primarily recoupment/amortization of acquired rights). The above items were offset, in part, by favorable year-over-year changes in accounts payable and accounts receivable balances of $15.8 million and $3.6 million, respectively.

Net cash used by investing activities was $12.0 million for the nine months ended January 31, 2005, compared to net cash provided from investing activities of $36.0 million for the nine months ended January 31, 2004. This decrease in cash flows from investing activities was primarily due to proceeds received in the third quarter of last year of $59.8 million from the sale of the Company’s Anchor Bay Entertainment business unit. This change was partially offset by the absence, this year, of additions to acquired rights related to Anchor Bay Entertainment (the Company incurred $6.5 million in additions to acquired rights in the first nine months of last year); and a year-over-year reduction in additions to property and equipment of $5.2 million, primarily related to the Company’s Oracle ERP computer system, which was substantially implemented in the Company’s U.S. operation during the second quarter of this fiscal year.

Net cash used by financing activities decreased to $17.9 million for the nine months ended January 31, 2005 from $31.6 million for the comparable nine-month period of last year. This change in cash flows from financing activities was mainly due to the higher level of checks issued in excess of cash balances, this year versus last year.

The following table summarizes the Company’s cash obligations and commitments as of January 31, 2005, along with their expected effect on liquidity and cash flows in future periods (in thousands of dollars):

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases and other commitments	$31,254	$2,637	$18,363	$4,651	$5,603
Less: operating sub-leases	(305)	(108)	(197)	—	—
Other long-term obligations	674	—	674	—	—
Purchase obligations	128,686	32,435	33,977	21,960	40,314
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$163,670	$38,325	$52,817	$26,611	$45,917

Purchase obligations in the above table include commitments for information technology related services.

Outlook

The mass merchant retailer segment of the music industry, in which the Company’s current customer base primarily operates, continues to post increases in sales of music product and gain market share within the industry. Specifically, in the U.S. market, during the Company’s third quarter ended January 31, 2005, mass merchant music sales, on a unit basis, increased 6% over the comparable prior year period, while overall music industry sales decreased 6%, on a unit basis, during the same periods. As a result of this performance, during the Company’s third fiscal quarter, mass merchant retailers accounted for 41% of all units sold in the U.S., a 5% increase from its 36% market share during the same quarter of last year. Promotional pricing to customers is expected to continue and, as a result, direct product costs, as a percentage of revenues, are expected to be higher during the Company’s fourth fiscal quarter of this year, compared to the same period of last year. Additionally, the Company will continue to actively focus on productivity improvement and SG&A expense control, and as a result, SG&A expenses, as a percentage of revenues, is expected to be lower than prior year levels. Accordingly, the Company expects operating income, as a percentage of revenues, to be equal to or slightly higher than last year. As a result of the above, the Company expects fully diluted earnings per share from continuing operations for fiscal 2005 to be in the range of $1.63—$1.65, compared to earnings of $1.38 per diluted share from continuing operations for fiscal 2004.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risk and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, risks associated with changes in the music industry, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce inclusive of digital music distribution, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the ability to secure funding or generate sufficient cash required to build and grow new businesses, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company’s Annual Report on Form 10-K.

Item 4	Controls And Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934 (the “Act”) as of January 31, 2005 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the third fiscal quarter ended January 31, 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES

On February 26, 2003, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 20% of its then outstanding balance of 25,692,244 shares. The Company has had no other share repurchase plans expire or terminate during the third quarter ended January 31, 2005. The table below sets forth information with respect to shares repurchased in the third quarter ended January 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 31, 2004 through December 4, 2004	20,100	$22.283	20,100	811,549
December 5, 2004 through January 1, 2005	121,800	$22.459	121,800	689,749
January 2, 2005 through January 31, 2005	296,900	$19.455	296,900	392,849

Total	438,800	$20.419	438,800	392,849

Item 6.	Exhibits

Exhibit 10.1 – Fourth Amendment to Credit Agreement

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

HANDLEMAN COMPANY

Date: March 11, 2005	By:	/s/ Stephen Strome
Stephen Strome
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2005	By:	/s/ Thomas C. Braum, Jr.
Thomas C. Braum, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)