Form 10-K
period 2005-04-30
HANDLEMAN CO /MI/
filed 2005-06-30
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of October 30, 2004 was $473,505,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 17, 2005 was 21,445,906.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the definitive Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1	BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the “Company” or “Handleman” or “Registrant”), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

Copies of the Forms 10-K, Forms 10-Q, Forms 8-K and all amendments to those reports are available, as soon as reasonably practicable after said material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge on the Registrant’s website, www.handleman.com. The Company’s Code of Business Conduct and Ethics (“Code”) is also available on the Company’s website, as well as any changes to or waivers from the Code. The Company’s Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, and Corporate Governance Guidelines are also available on the website. Written requests for copies of these materials may be directed to Investor Relations at the Company’s executive offices.

DESCRIPTION OF BUSINESS:

The Company is a category manager and distributor of pre-recorded music to mass merchants in the United States (“U.S.”), United Kingdom (“UK”) and Canada; and provides category management services only in Brazil and Argentina. As a category manager, the Company manages a broad assortment of titles required to optimize sales in retail stores and provides direct-to-store shipments, marketing of the selections, in-store merchandising and product exchange. Handleman Company had previously operated in two business segments: category management and distribution operations, formerly known as Handleman Entertainment Resources (“H.E.R.”) and proprietary operations, formerly known as North Coast Entertainment (“NCE”). The Company’s proprietary operations included licensing and manufacture of proprietary and public domain music and video product. During the second quarter of fiscal 2004, the Company sold certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its proprietary operations business segment. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations. As a result of the sale of such subsidiary companies, beginning in fiscal 2005, the Company’s operations only comprised category management and distribution operations.

The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements, Accounting Policies. Segment data includes intersegment revenues, as well as a charge allocating all corporate costs to the operating segments. The Company evaluated performance of its segments and allocated resources to them based on income before interest, income taxes and minority interest. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding segment activities.

The following table sets forth revenues and the percentage contribution to revenues from continuing operations for the fiscal years ended April 30, 2005 (“Fiscal 2005”), May 1, 2004 (“Fiscal 2004”) and May 3, 2003 (“Fiscal 2003”) (in millions of dollars):

	Fiscal Years Ended
	April 30, 2005 (52 weeks)	May 1, 2004 (52 weeks)	May 3, 2003 (53 weeks)
Category management and distribution operations	$1,260.6	$1,214.0	$1,247.5
% of Total	100.0	99.8	97.5
Proprietary operations	—	.1	48.5
% of Total	—	—	3.8
Corporate income, including eliminations (principally sales from proprietary operations to category management and distribution operations in fiscal year 2003)	—	2.2	(16.4)
% of Total	—	.2	(1.3)

Total revenues from continuing operations	$1,260.6	$1,216.3	$1,279.6

General

As category manager and distributor of pre-recorded music, the Company manages the selection, acquisition, delivery, retail ticketing, display and return of music product for the Company’s retail customers’ (“retailers”) stores. The following discussion pertains to these activities.

The Company’s vendors and customers use category management and distribution services for a variety of reasons:

•	Music is a local, as well as a national and international, business requiring that products selected for each individual store meet the demand of consumers who frequent each store.

•	Store service - the Company’s field sales force visits retailers’ stores to execute a variety of merchandising responsibilities, including verifying that product has been placed on display, ensuring that the department is properly merchandised and that top-hit product is available, setting up point of purchase displays, reordering product with low inventory levels or required for local events, and ensuring that new product is displayed on the new release date. The field sales force also contributes to managing inventory turns by monitoring store inventory levels, identifying slow moving product and returning merchandise to the Company’s automated distribution centers.

•	Direct store shipment - the Company bypasses the retailers’ distribution centers and ships “shelf-ready” product (i.e., product which includes sticker pricing, theft deterrent devices and special displayers), directly to thousands of retail store locations.

•	Numerous small quantity shipments - to tailor each store inventory to its changing consumer demand, the Company must make frequent shipments of less than case lot quantities to each store.

The Company distributes throughout vast geographic regions, but adapts individual store selections to local tastes. In fiscal 2005, approximately 77% of the Company’s revenues were in North America and approximately 23% were in the UK.

The music industry, in which the Company predominately operates, is seasonal in nature. Approximately 32% of U.S. music industry sales occur during the last three months of the calendar year, with the month of December accounting for approximately 17% of annual sales. Therefore, in order to meet consumer demand, the Company’s second and third fiscal quarters ended October 30, 2004 and January 31, 2005, respectively, represented a higher proportion of annual revenues and net income than did its first and fourth quarters ended July 31, 2004 and April 30, 2005, respectively. As a result of the seasonal nature of the Company’s business, certain working capital items are higher at some interim reporting dates than at others. For example, inventory and accounts payable are typically higher at the end of the Company’s second quarter as a result of increased inventory purchases in anticipation of higher holiday season shipments, whereas accounts receivable is typically higher at the end of the Company’s third quarter due to accounts receivable from holiday season shipments not yet paid by customers. See Note 12 of Notes to Consolidated Financial Statements for disclosure of quarterly results which indicates the seasonality of the Company’s business.

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

Since the public’s taste for the products the Company supplies is broad and varied, Handleman is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company’s exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-salable product purchases exceed vendor return limitations. Vendors offer a variety of return programs, ranging from a 100% returns to a zero returns allowance. Some vendors offer incentive and penalty arrangements to limit returns. Accordingly, the Company may possess in its inventories non-salable product that can only be returned to vendors with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendors’ return policies.

The Company generally does not have distribution contracts with its vendors; consequently, its relationships with them may be discontinued at any time by such vendors, or by Handleman.

Customers

Handleman Company’s customers utilize its services for a variety of reasons. Products must be selected from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, music DVDs) and different payment and return arrangements. In addition, retailers utilize category managers due to the complexity of managing the numerous stock keeping units (“SKUs”) required per department, the variability of salable items among individual stores of a retailer, the wide array of programs offered by the multitude of vendors, the “hits” nature of the business and the risk of inventory obsolescence. By utilizing the Company’s category management services, customers avoid substantially all of the risks inherent in product selection and the risk of inventory obsolescence.

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to “breakout” titles, while simultaneously minimizing inventory exposure for artists or titles which do not sell.

Customers are also offered a variety of “value-added” services:

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

Advertising:     The Company supplies point-of-purchase materials and assists customers in preparing radio, television and print advertisements.

Fixturing:     The Company provides specially designed fixtures that emphasize product visibility and accessibility.

Shipping and Handling:     The Company coordinates delivery of product to each store.

Product Exchange:     The Company protects its customers against product markdowns by offering the privilege of exchanging slower-selling product for newer product.

The nature of the Company’s business lends itself to computerized ordering, distribution and store inventory management techniques. The Company is able to tailor the inventories of individual stores to reflect the customer profile of each store and to adjust inventory levels, product mix and selections according to seasonal and current selling trends.

Using proprietary processes and systems to forecast consumer demand, the Company determines the selections to be offered in its customers’ retail stores and ships these selections to the stores from one of its distribution centers. Slow-selling items are removed from the stores by the Company and are recycled for redistribution to other stores or for return to the vendors. Returns from customer stores occur for a variety of reasons, including new releases that did not achieve their expected sales potential, advertised product to be returned after the promotion has ended, regularly scheduled realignment pick-ups and customer directed returns. The Company (for financial reporting purposes) reduces gross sales and direct product costs for estimated future returns at the time of revenue recognition.

The table below sets forth percentage contribution to revenues from continuing operations for the Company’s two largest customers:

	Fiscal Years Ended
	April 30, 2005	May 1, 2004	May 3, 2003
Wal-Mart Stores, Inc.	74%	68%	56%
Kmart Corporation	15	17	29

Total percentage of revenues from continuing operations	89%	85%	85%

Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance of, or a significant unfavorable change in, the relationship with either of the two largest customers would have a materially adverse effect upon the Company’s future sales and earnings.

During the fourth quarter of fiscal 2005, the Company announced a change in its business relationship with Kmart. In September 2004, Kmart initiated two tests in a limited number of its stores to assess category management, distribution and in-store merchandising of music. As a result of the tests, Handleman Company was advised that it will continue to provide category management and distribution to approximately 1,070 Kmart stores. Another supplier will provide music to Kmart’s remaining stores (approximately 400). In addition, Kmart will assume responsibility for the performance of in-store merchandising in all of its stores.

The Company expects its annual revenues to be reduced by approximately $50 million, or about four percent, due to these changes in its business arrangement with Kmart, which will take place during the first quarter of fiscal 2006. The Company believes these changes will not have a significant impact on Handleman Company’s ongoing operating income (income before investment income, net and income taxes), as the Company anticipates that it will be able to offset the impact of the lower sales level with cost reductions and sales growth with other customers.

See Item 3, Legal Proceedings, and Note 9 of Notes to Consolidated Financial Statements for a description of legal proceedings between Kmart and Handleman Company.

Operations

The Company distributes products from facilities in North America and the United Kingdom. Besides economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers’ stores and the importance of timely delivery of new releases. Due to the nature of the music business, display of new releases close to vendor authorized “street dates” is an important driver of both retail sales and customer satisfaction.

The Company utilizes both a third party Enterprise Resource Planning (“ERP”) suite and proprietary systems to automate and integrate the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. The proprietary inventory management system also provides the basis for title specific billing which allows the Company to better serve its customers.

The Company has automated distribution equipment in its distribution facilities located in Indianapolis, Indiana; Toronto, Ontario; and Warrington, United Kingdom. Previously, the Company also operated in Sparks, Nevada. In early fiscal 2006, the Company will begin operating automated distribution equipment in a new distribution facility in Richmond, Virginia.

Within its facilities, the Company operates return centers to expedite the processing of customer returns, including use of automated return processing equipment in the United States and Canada. In order to minimize inventory investment, customer returns must be sorted and identified for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may be required for shipment to another store. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled with returns from other stores.

Other Developments

The Company is in the process of implementing an ERP suite of software products. The Company anticipates that this integrated, flexible system will facilitate the Company’s growth with existing and new customers. This implementation involves replacing or modifying certain legacy systems. The Company is aware of the inherent risks associated with replacing and changing these core systems, including, but not limited to, capturing data, inventory management and supply chain disruptions. The Company believes it is taking appropriate action to mitigate the risks through testing, training and staging implementation. The Company anticipates that the implementation of these systems will continue to take place in a phased approach over an approximate three-year period which began in fiscal 2004. As of April 30, 2005, the Company has successfully implemented the new software in its U.S. operations, with the exception of certain modules that were scheduled to be implemented in mid-fiscal 2006. Upon completion of the U.S. implementation, the Company plans to implement the ERP suite in its Canadian operations in late fiscal 2006; with implementation in the UK operations scheduled for fiscal 2007. There can be no assurances that the Company will successfully implement these new systems as planned or that they will occur without supply chain or other disruptions or without impacts on inventory management. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a materially adverse effect on the Company’s financial condition and results of operations.

Competition

Handleman is primarily a category manager of music products. The business of the Company is highly competitive as to both price and alternative supply arrangements. Besides competition among the Company’s customers, the Company’s customers compete with alternative sources from which consumers could acquire the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) record clubs, (4) internet direct sales, including direct to home shipment and direct downloading through a consumer’s home computer, and (5) music product piracy via the internet. New methods of in-home delivery of entertainment software products are continually being introduced. The Company also competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers have “vertically integrated” so as to provide their own category management and/or in-store merchandising. Some of these companies, however, also purchase from independent category managers.

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

As of April 30, 2005, the Company has approximately 2,300 employees; none were unionized.

Item 2.	PROPERTIES

As of April 30, 2005, the Company occupied leased warehouses located in Indianapolis, Indiana; Toronto, Ontario; Warrington, United Kingdom and four leased satellite sales offices located in the states of Maryland, Michigan, California and Arkansas, as well as the Canadian provinces of Alberta and Quebec. The Company also has a temporary storage facility in Indiana through the first quarter of fiscal 2006 and an unoccupied sales office in the state of New York.

The Company has entered into lease agreements for a warehouse in Richmond, Virginia and a satellite sales office in Minnesota. Both leases are expected to commence in the first quarter of fiscal 2006.

The Company owns its 130,000 square foot corporate office building located in Troy, Michigan.

Item 3	LEGAL PROCEEDINGS

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The Bankruptcy Court granted Kmart’s request and as a result of being named a critical trade vendor, Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. In May 2003, Kmart emerged from bankruptcy. In June 2003, Kmart filed a complaint before the Bankruptcy Court requesting that the Bankruptcy Court require the Company to repay the $49.0 million critical trade vendor payment, although the April 2003 District Court’s order did not require repayment of the amounts received by the critical trade vendors. During the third quarter of fiscal 2005, the Company settled this legal proceeding with Kmart. This settlement did not have a material impact on the financial results of the Company for the fiscal year ended April 30, 2005.

See Note 2 of Notes to Consolidated Financial Statements for a discussion of contingencies related to discontinued operations.

There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which are not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

In fiscal 2003, the Securities and Exchange Commission (“SEC”) initiated a formal investigation relating to a transaction entered into in fiscal 2001 with a non-music vendor by a subsidiary of the Company. In response to this SEC investigation, the Company, through its Audit Committee, conducted its own internal review which focused on the accounting treatment for two non-music vendor contracts (one of which was the subject of the SEC investigation). These contracts were approximately $1.0 million each (both occurring in fiscal 2001). As a result of this review, the Company determined that both contracts should have been recorded as financing arrangements and the two transactions were reflected as such in the Company’s financial statements for fiscal years 2002 and 2001. The Company was advised on February 8, 2005 that the SEC’s investigation was terminated and that the staff of the SEC did not recommend enforcement action against the Company to the Commission.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol “HDL.”

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	April 30, 2005			May 1, 2004
Quarter	Low	High	Close	Low	High	Close
First	$21.10	$23.75	$21.47	$15.09	$18.40	$17.30
Second	19.60	22.09	21.51	15.25	18.24	17.75
Third	18.61	23.84	19.45	16.81	23.65	21.91
Fourth	17.06	21.90	17.35	20.44	26.47	22.51

As of June 17, 2005, the Company had 2,722 shareholders of record.

Below is a summary of the dividends declared during the past two fiscal years:

	Fiscal Years Ended
	April 30, 2005	May 1, 2004
First quarter	$.07	$—
Second quarter	.07	.07
Third quarter	.08	.07
Fourth quarter	.08	.07

ISSUER PURCHASES OF EQUITY SECURITIES

On February 23, 2005, the Company’s Board of Directors authorized a new 15% share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. This 15% share repurchase authorization replaced the prior 20% authorization, under which the Company had repurchased 4,745,600 shares of the 5,138,449 authorized to be repurchased. There were no shares repurchased under the 20% authorization during the fourth quarter ended April 30, 2005. The Company has had no other share repurchase plans expire or terminate during fiscal 2005. The total number of shares purchased excludes 42,754 shares delivered back to the Company to satisfy the exercise price and tax withholding obligation related to certain stock option exercises. The table below sets forth information with respect to shares repurchased under the new 15% authorization in the fourth quarter ended April 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2005 through March 5, 2005	26,600	$21.510	26,600	3,241,542
March 6, 2005 through April 2, 2005	195,000	$20.206	195,000	3,046,542
April 3, 2005 through April 30, 2005	174,300	$18.432	174,300	2,872,242

Total	395,900	$19.512	395,900	2,872,242

Item 6.	SELECTED FINANCIAL DATA
HANDLEMAN COMPANY
FIVE YEAR REVIEW
(in thousands of dollars except per share data and ratios)

Amounts related to operations at Anchor Bay Entertainment have been classified as discontinued operations for all periods presented as a result of the sale of those subsidiary companies during fiscal 2004. Accordingly, income from continuing operations for fiscal 2005 and 2004 substantially included only category management and distribution operations. Fiscal 2003, 2002 and 2001, though predominately reflective of category management and distribution operations, also included (i) results from Madacy Entertainment, which was sold during fiscal 2003, and (ii) activity from remaining proprietary operations, other than those companies which were sold during fiscal 2004. See Notes 2 and 10 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations and the Company’s operating segments, respectively.

	Fiscal 2005 (52 weeks)	Fiscal 2004 (52 weeks)	Fiscal 2003 (53 weeks)	Fiscal 2002 (52 weeks)	Fiscal 2001 (52 weeks)
SUMMARY OF OPERATIONS:
Revenues	$1,260,585	$1,216,311	$1,279,582	$1,252,636	$1,129,942
Gross profit, after direct product costs	244,251	251,147	262,740	259,774	262,293
Selling, general & administrative expenses	193,412	199,969	205,695	215,086	199,377
Impairment of subsidiary assets	—	—	33,100	5,693	—
Investment (income) expense, net	(2,457)	(641)	(230)	629	2,213
Income from continuing operations	34,883	33,988	19,846	30,202	36,864
Income (loss) from discontinued operations *	(687)	1,849	5,028	4,828	4,223
Net income	34,196	35,837	24,874	35,030	41,087
Proforma net income – excluding goodwill amortization expense, net of related income taxes **	34,196	35,837	24,874	39,929	45,429
Weighted average number of shares outstanding
— basic	22,500	24,521	26,046	26,656	27,318
— diluted	22,584	24,661	26,046	26,842	27,433
PER SHARE DATA:
Income (loss) per share:
Continuing operations
— basic	$1.55	$1.39	$0.76	$1.13	$1.35
— diluted	1.54	1.38	0.76	1.13	1.35
Discontinued operations
— basic	(0.03)	0.07	0.19	0.18	0.15
— diluted	(0.03)	0.07	0.19	0.18	0.15
Net income
— basic	1.52	1.46	0.95	1.31	1.50
— diluted	1.51	1.45	0.95	1.31	1.50
Proforma earnings per share – excluding goodwill amortization expense, net of related income taxes **
— basic	$1.52	$1.46	$0.95	$1.50	$1.66
— diluted	1.51	1.45	0.95	1.49	1.66

Dividends per share	$0.30	$0.21	—	—	—

BALANCE SHEET DATA:
Merchandise inventories	$115,672	$105,472	$119,979	$150,646	$127,251
Total assets	476,999	494,592	526,693	601,969	588,412
Debt, non-current	—	—	3,571	53,749	53,014
Working capital	227,523	232,877	198,716	192,370	161,601
Shareholders’ equity — ending	298,883	308,866	309,975	287,552	251,476

FINANCIAL RATIOS:
Working capital ratio (Current assets/current liabilities)	2.4	2.3	2.0	1.8	1.6
Inventory turns (Direct product costs/average inventories throughout year)	6.7	6.7	6.2	5.8	6.6
Debt to total capitalization ratio (Debt, non-current/debt, non- current plus shareholders’ equity)	0.0%	0.0%	1.1%	15.7%	17.4%
Return on assets (Net income/average assets)	7.0%	7.0%	4.4%	5.9%	7.4%
Return on beginning shareholders’ equity (Net income/beginning shareholders’ equity)	11.1%	11.6%	8.7%	13.9%	18.5%

*	Includes a pre-tax loss on disposal of subsidiary companies of $1,078 for the fiscal year ended April 30, 2005 and $1,829 for the fiscal year ended May 1, 2004.

**	See Note 5 of Notes to Consolidated Financial Statements for additional information related to goodwill amortization.

Item 7.	MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company had previously operated in two business segments: category management and distribution operations, formerly known as Handleman Entertainment Resources (“H.E.R.”), and proprietary operations, formerly known as North Coast Entertainment (“NCE”). The category management and distribution operating segment, principally related to pre-recorded music product, operates in North America and the United Kingdom (“UK”). Proprietary operations included licensing and manufacture of proprietary and public domain music and video product. As a result of the sale of certain subsidiary companies, as discussed below, beginning in the fiscal year ended April 30, 2005, the Company’s operations only comprise category management and distribution operations.

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company sold certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its proprietary operations business segment. In accordance with accounting standards, the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the ongoing operations and cash flows of these companies were eliminated from the ongoing operations of the Company upon completion of the sale. As a result, income from continuing operations for fiscal years 2005 and 2004, which ended April 30, 2005 and May 1, 2004, respectively, substantially included only category management and distribution operations. Fiscal year 2003, which ended May 3, 2003, though predominately reflective of category management and distribution operations, also included (i) results from Madacy Entertainment, which was sold during the third quarter of fiscal 2003, and (ii) activity from remaining proprietary operations, other than those companies which were sold in the second quarter of fiscal 2004. Reference should be made to Note 2 and Note 10 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations and the Company’s operating segments, respectively.

Unless otherwise noted, the following discussion relates only to results from continuing operations.

The following table sets forth revenues and the percentage contribution to consolidated revenues from continuing operations for the fiscal years ended April 30, 2005, May 1, 2004 and May 3, 2003 (in millions of dollars):

	Fiscal Years Ended
	April 30, 2005 (52 weeks)	May 1, 2004 (52 weeks)	May 3, 2003 (53 weeks)
Category management and distribution operations	$1,260.6	$1,214.0	$1,247.5
% of Total	100.0	99.8	97.5
Proprietary operations	—	.1	48.5
% of Total	—	—	3.8
Corporate income, including eliminations (principally sales from proprietary operations to category management and distribution operations in fiscal year 2003)	—	2.2	(16.4)
% of Total	—	.2	(1.3)

Total revenues from continuing operations	$1,260.6	$1,216.3	$1,279.6

Revenues from continuing operations by geographic area, which is based upon the country in which the legal subsidiary is domiciled, for the fiscal years ended April 30, 2005, May 1, 2004 and May 3, 2003 are as follows (in millions of dollars):

	Fiscal Years Ended
	April 30, 2005 (52 weeks)	May 1, 2004 (52 weeks)	May 3, 2003 (53 weeks)
United States	$827.4	$840.8	$978.5
United Kingdom	294.4	246.1	191.6
Canada	138.2	116.0	97.5
Other foreign	.6	13.4	12.0

Total revenues from continuing operations	$1,260.6	$1,216.3	$1,279.6

See Note 10 of Notes to Consolidated Financial Statements for information regarding long-lived assets by geographic region.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Company continually evaluates its estimates and assumptions, which are based on historical experience and other various factors that are believed to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of certain assets and liabilities. Historically, actual results have not significantly deviated from those determined using the estimates and assumptions described above.

The following are the Company’s critical accounting policies:

Recognition of Revenues and Future Returns – The Company recognizes revenues upon delivery of product to customers (“FOB destination”). As a category manager of music product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns which include both salable and non-salable product, as well as damaged merchandise, and provides credits for such customer returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimate for future returns and records adjustments as necessary.

Stock-Based Compensation – The Company has stock-based compensation plans in the form of stock options, performance shares and restricted stock. Beginning in fiscal 2004, the Company adopted the fair value based method of accounting for stock compensation plans, on a prospective basis, utilizing the Black-Scholes option pricing model. Under the fair value method, the Company measures awards as of the grant date and compensation expense is recognized over the service period, which is usually the vesting period. The Company includes the value of stock-based compensation in compensation expense; however, stock-based awards granted prior to adoption of the fair value method are accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Stock-based compensation expense is included as a component of selling, general and administrative expenses.

Pension Expense – The determination of pension obligation, costs and liabilities related to the Company’s pension plans is dependent upon the selection of certain assumptions used by the Company’s third party actuaries. These assumptions may have an effect on the amount and timing of future contributions. The plan’s trustees conduct an independent valuation of the fair value of pension plan assets. Assumptions include discount rate, expected long-term rate of return on plan assets and rate of compensation increase. The discount rate is chosen with consideration given to market rates for long-term corporate bonds, principally Moody’s Aa 30-year bond rating. The expected long-term rate of return for the Company’s pension plan assets is based on historical returns for the different asset classes, weighted based on the median of the target allocation for each asset class. The compensation rate reflects the Company’s long-term actual experience and near-term outlook. Actual results could differ from the Company’s assumptions. Such differences are accumulated and amortized over future periods in accordance with accounting principles generally accepted in the United States of America, and therefore, generally affect the Company’s recognized expense and recorded obligation in future periods.

The April 30, 2005 funded status of the Company’s pension plans is affected by April 30, 2005 assumptions. Pension expense for fiscal 2005 is based on the plan design and assumptions as of May 1, 2004. Note that the following sensitivities may be asymmetric and are specific to 2005. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors is shown below (in thousands of dollars):

April 30, 2005
	Percentage Point Change	Pension Plans Funded Status	Equity	Fiscal 2005 Expense
Discount rate	+/-1 pt.	$8,542/$(11,180)	$(11,523)/$8,074	$(1,261)/$1,576
Actual return on assets	+/-1 pt.	402/(402)	(377)/377	—
Expected return on assets	+/-1 pt.	—	—	332/(332)

The foregoing indicates that changes in the discount rate can have a significant effect on the funded status of our pension plans, stockholders’ equity and expense. As stated above, the Company bases the discount rate assumption on investment yields available at year-end on long-term corporate bonds. The Company cannot predict these bond yields or investment returns, and therefore, cannot reasonably estimate whether adjustments to our stockholders’ equity for minimum pension liability in subsequent years will be significant.

Income Taxes – The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the assets will not be realized. In assessing the likelihood of realization, consideration is given to all available evidence including estimates of future taxable income and the character of income needed to realize future benefits.

Inventory Valuation – Merchandise inventories are recorded at the lower of cost (first-in, first-out) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Substantially all of the Company’s inventory consists of compact discs which are not substandard from a functional standpoint. Typically, the Company’s suppliers offer return privileges for excess inventory quantities. Inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s vendors generally offer some level of return allowances and price protection. On a quarterly basis, management reviews the Company’s carrying value of inventory from a lower of cost or market perspective and makes any necessary carrying value adjustments. The Company also conducts physical inventory counts on a quarterly basis.

Long-Lived Assets – At the end of each fiscal year, the Company evaluates the carrying value and remaining estimated lives of long-lived assets for potential impairment by considering several factors, including management’s plans for future operations, recent operating results, market trends and other economic facts relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

General

During fiscal 2004, the Company sold its Anchor Bay Entertainment business unit. During fiscal 2005, the Company recorded pre-tax impairment charges of $1.1 million ($0.7 million after tax or $0.03 per diluted share), related to the sale of Anchor Bay Entertainment. Of these charges, $0.8 million was recorded in the second quarter of fiscal 2005 and represented the Company’s best estimate of amounts it expects to pay to settle certain royalty audit claims with an Anchor Bay Entertainment licensor. The remaining $0.3 million was recorded in the fourth quarter of fiscal 2005 and represented expenses associated with the termination of a royalty agreement with a certain licensor. During fiscal 2004, the Company also recorded pre-tax impairment charges of $1.8 million ($1.9 million after tax in consideration of book to tax differences, or $0.07 per diluted share), related to the sale of Anchor Bay Entertainment. Of these charges, $0.7 million was recorded in the second quarter of fiscal 2004 and included fees and legal expenses related to the sale transaction. The remaining $1.1 million was recorded in the fourth quarter of fiscal 2004 and related to the adjustment of the sale proceeds in accordance with the sale agreement. These charges, as well as the financial results of these companies, are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company upon completion of the sale. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction.

In the third quarter of fiscal 2003, the Company recorded a pre-tax impairment charge of $28.0 million ($14.1 million after tax or $0.54 per diluted share), related to the sale of its Madacy Entertainment business unit. This impairment charge was recorded as “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Income and included in income from continuing operations. This impairment charge, as well as the results of operations for Madacy Entertainment, was not reported as discontinued operations since not all of the cash flows related to Madacy Entertainment will be eliminated from the ongoing operations of the Company. The Company expected to purchase, and has purchased, a similar level of product from Madacy Entertainment as was purchased prior to the sale, and in turn, has continued to sell the product at a profit margin consistent with historical performance. The Company does not have any continuing involvement in the operations of Madacy Entertainment after the disposal transaction. The sale of Madacy Entertainment allowed the Company to concentrate on its core competencies of distribution and category management.

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

Comparison of Fiscal 2005 with Fiscal 2004

Overview

The fiscal years ended April 30, 2005 and May 1, 2004 each consisted of 52 weeks.

Net income for fiscal 2005 was $34.2 million or $1.51 per diluted share, compared to $35.8 million or $1.45 per diluted share for fiscal 2004. Net income for fiscal years 2005 and 2004 included a loss of $0.7 million or $0.03 per diluted share and income of $1.8 million or $0.07 per diluted share, respectively, related to discontinued operations resulting from the sale of the Company’s Anchor Bay Entertainment business unit.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

For the fiscal year ended April 30, 2005, revenues increased to $1.26 billion from $1.22 billion for the fiscal year ended May 1, 2004. The improvement in year-over-year revenues was mainly due to increased revenues in the United Kingdom and Canada of $48.3 million and $22.2 million, respectively, over the comparable prior year period. Approximately 53% and 61% of these revenue increases in the UK and Canada, respectively, were driven by higher consumer purchases of music in mass merchant retailers. The remaining increases in these countries primarily related to strengthened local currencies in each of these markets. These increases were partially offset by a decline in revenues of $13.0 million in the Mexico operation and $10.3 million from category management and distribution operations in the United States (“U.S.”). The approximately 1% decrease in the U.S. was the result of the timing of year end shipments, which were recorded in accordance with the Company’s revenue recognition policy. Under this policy, revenues are recognized based upon delivery of product to the customer (“FOB destination” shipping terms).

Direct product costs as a percentage of revenues was 80.6% for fiscal 2005, compared to 79.4% for fiscal 2004. The increase was primarily attributable to a higher proportion of revenues from promotional products, which carry a higher direct product cost in relation to revenues than the Company’s overall direct product cost percentage. Direct product costs for fiscal 2005 and fiscal 2004 included costs associated with acquiring and preparing inventory for distribution of $15.4 million and $11.1 million, respectively.

Selling, general and administrative (“SG&A”) expenses for fiscal 2005 were $193.4 million or 15.3% of revenues, compared to $200.0 million or 16.4% of revenues for fiscal 2004. The decrease in SG&A expenses was mainly due to a reduction in stock-based compensation expense of $8.5 million, the absence of an accrual for disputed claims of $4.2 million that was recorded in fiscal 2004 and a decrease in operating expenses of $3.8 million related to the Mexico operation. These decreases in SG&A expenses were partially offset by an increase in (i) software amortization of $2.8 million resulting from the implementation of an Enterprise Resource Planning (“ERP”) suite of products; (ii) information technology related services of $2.0 million; (iii) freight expense of $1.9 million; (iv) outside consulting services of $1.5 million; and (v) outside service expenditures of $1.4 million related to the Section 404 initiative as required by the Sarbanes-Oxley Act of 2002.

Income before investment income, net and income taxes (“operating income”) for the fiscal year ended April 30, 2005 was $50.8 million, compared to operating income of $51.2 million for the fiscal year ended May 1, 2004.

Investment income, net for fiscal 2005 was $2.5 million, compared to $0.6 million for fiscal 2004. Fiscal 2005 investment income, net included investment gains on assets held for the Company’s U.S. Supplemental Executive Retirement Plan of $0.7 million. Additionally, during the second quarter of fiscal 2004, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment in fiscal 2004, the Company incurred a pre-payment cost of $0.5 million, which is included in investment income, net in fiscal 2004. The Company would have incurred interest expense of $0.6 million had it held the senior note to maturity. The remaining year-over-year increase in investment income was due to higher interest income earned on cash balances within the UK.

The effective income tax rate for fiscal 2005 was 34.5%, compared to an effective income tax rate of 34.4% for fiscal 2004.

Other

Accounts receivable at April 30, 2005 was $232.4 million, compared to $216.4 million at May 1, 2004. This increase was mainly attributable to certain changes in customer payment terms during fiscal 2005.

Merchandise inventories at April 30, 2005 was $115.7 million, compared to $105.5 million at May 1, 2004. This increase was due, in part, to the Company’s necessity to maintain a wider assortment of product necessary to support its customers’ diverse needs.

Accrued and other liabilities was $31.0 million at April 30, 2005, compared to $46.5 million at May 1, 2004. This decrease was partially due to a reduction of $4.4 million in income taxes payable, the absence this year of an accrual for disputed claims of $4.2 million, as previously referred to, and a reduction in accrued compensation related items of $2.1 million.

During fiscal 2005, the Company repurchased a total of 2,250,400 shares of its common stock at a cost of $47.0 million and an average purchase price of $20.88 per share, leaving 21,445,873 shares outstanding as of April 30, 2005. On February 23, 2005, the Company announced that its Board of Directors authorized a new share repurchase program, with no expiration date, whereby the Company may repurchase up to 15% of its then outstanding common stock balance of 21,787,611 shares. This new 15% share repurchase authorization replaced the 20% authorization, which was approximately 92% completed. The Company believes the share repurchase program is an effective means of maximizing shareholder value and that the stock represents an attractive investment opportunity for the Company.

During the third quarter of fiscal 2005, the Company reached an agreement to settle its legal proceeding with Kmart relating to Kmart’s bankruptcy. The settlement did not have a material impact on the operating results of the Company for the fiscal year ended April 30, 2005. See Note 9 of Notes to Consolidated Financial Statements for a more detailed discussion of this matter. In the third quarter of fiscal 2005, a licensor of Anchor Bay Entertainment initiated legal proceedings related to certain royalty audit claims. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this matter. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which are not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

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

For the fiscal year ended May 1, 2004, revenues decreased to $1.22 billion from $1.28 billion for the fiscal year ended May 3, 2003. Approximately 44% of the decrease in revenues for fiscal 2004 resulted from the absence of Madacy Entertainment revenues, due to the sale of that business unit in the third quarter of fiscal 2003, with the remaining decrease in revenues predominately due to lower revenues from category management and distribution operations.

Revenues from category management and distribution operations decreased to $1.21 billion for fiscal 2004 from $1.25 billion for fiscal 2003. This decline was mainly due to a decline in revenues within the U.S. operation of $112.0 million. The decrease in U.S. revenues was primarily attributable to lower year-over-year shipments on a comparable store basis to a key customer in the amount of $116.7 million; in addition, the U.S. serviced fewer stores during fiscal 2004 accounting for an additional $85.5 million of decreased revenues. These declines were offset, in part, by incremental revenues generated from a test program for potential new business. The decrease in U.S. revenues was also partially offset by increased revenues within the UK and Canadian operations of $55.1 million and $21.8 million, respectively, over fiscal 2003. Approximately 40% and 71% of the increased revenues in the UK and Canada, respectively, resulted from stronger local currencies in both countries.

Consolidated direct product costs as a percentage of revenues was 79.4% for fiscal 2004, compared to 79.5% for fiscal 2003. Consolidated direct product costs for fiscal 2004 and fiscal 2003 included costs associated with acquiring and preparing inventory for distribution of $11.1 million and $10.9 million, respectively.

Consolidated selling, general and administrative expenses for fiscal 2004 were $200.0 million or 16.4% of revenues, compared to $205.7 million or 16.1% of revenues for fiscal 2003. The lower SG&A expenses during fiscal 2004 were mainly attributable to the absence of expenses at Madacy Entertainment, which incurred $11.2 million in SG&A expenses in fiscal 2003; a decrease in expenses at Handleman Online of $7.8 million resulting from the refocusing of its operations; and a reduction in SG&A expenses of $4.1 million related to the capitalization of internal labor costs associated with the development of computer software principally related to the Company’s implementation of an integrated ERP solution. These reductions in SG&A expenses were partially offset by a year-over-year increase in stock-based compensation expense of $6.6 million; costs in fiscal 2004 associated with new business initiatives in the amount of $5.5 million; and an accrual recorded in fiscal 2004 for disputed claims in the amount of $4.2 million.

Consolidated operating income for fiscal 2004 increased to $51.2 million from $23.9 million for fiscal 2003. This year-over-year improvement in consolidated operating income was primarily due to the $28.0 million of impairment charges recorded in the third quarter of fiscal 2003 related to the sale of Madacy Entertainment, as discussed earlier.

The U.S. category management and distribution operating income in fiscal 2004 decreased by $34.5 million from fiscal 2003, predominately due to lower net sales, as previously discussed. This decrease in U.S. operating income was partially offset by (i) a reduction in operating loss of $12.9 million at Handleman Online (of which $5.1 million resulted from impairment charges recorded in fiscal 2003 related to the refocusing of that business unit); (ii) improvements in operating income in the UK and Canadian operations of $12.8 million and $5.1 million, respectively, predominantly due to lower direct product costs as a percentage of revenues in those countries; and (iii) a $3.5 million improvement in operating income related to the Mexican operation, chiefly due to lower direct product costs.

Investment income, net increased to $0.6 million for fiscal 2004 from $0.2 million for fiscal 2003. The improvement for the twelve-month period was due to lower borrowing levels in fiscal 2004 compared to fiscal 2003, due primarily to proceeds generated from the sale of subsidiary companies and cash generated from operating activities. During the second quarter of fiscal 2004, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $0.5 million, which was included in investment income, net in fiscal 2004.

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

Liquidity and Capital Resources

The Company has an unsecured $150.0 million line of credit arrangement with a consortium of banks, which was amended twice during fiscal 2005. The amendments extended the facility through August 2007 and clarified certain covenants. At April 30, 2005, borrowings available under the credit agreement were $146.6 million after $3.4 million of outstanding letters of credit. The Company had no borrowings under its revolving credit agreement as of April 30, 2005. The borrowing base under the revolving credit agreement is limited to the lesser of (a) $150.0 million, (b) 80% of the net accounts receivable balances plus 100% of the cash balances of the United States companies, Handleman Canada and Handleman UK; however, Handleman Canada and Handleman UK balances are included only to the extent of their intercompany balances, or (c) $150.0 million less amounts outstanding under its subsidiary credit facilities.

Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as payments of cash dividends and repurchases of common stock under the Company’s share repurchase program.

For the fiscal year ended April 30, 2005, a total of $0.30 per share or $6.7 million in cash dividends were paid to shareholders, compared to a total of $0.21 per share or $5.1 million for the fiscal year ended May 1, 2004. The Company initiated the payment of cash dividends beginning in the second quarter of fiscal 2004.

Working capital at April 30, 2005 was $227.5 million, compared to $232.9 million at May 1, 2004. The working capital ratio was 2.4 to 1 at April 30, 2005, compared to 2.3 to 1 at May 1, 2004.

Net cash provided from operating activities included in the Consolidated Statements of Cash Flows decreased to $21.2 million for fiscal 2005 from $39.1 million for fiscal 2004. This decrease in cash flows from operating activities was primarily related to an unfavorable year-over-year change in other operating assets and liability balances of $30.8 million, a decrease of $17.1 million in non-cash charges compared to the same period last year (principally recoupment/amortization of acquired rights and stock-based compensation expense) and an unfavorable year-over-year change in inventory balances of $14.3 million, offset, in part, by favorable year-over-year changes in accounts payable and accounts receivable balances of $25.5 million and $20.4 million, respectively.

Net cash used by investing activities was $6.4 million for fiscal 2005, compared to net cash provided from investing activities of $27.5 million for fiscal 2004. This decrease in cash flows from investing activities was mainly due to proceeds received last year of $58.7 million from the sale of the Company’s Anchor Bay Entertainment business unit. This change was partially offset by a favorable year-over-year change in auction rate security investment balances of $11.6 million; the absence, this year, of additions to acquired rights related to Anchor Bay Entertainment (the Company incurred $6.5 million in additions to acquired rights last year); and a year-over-year reduction in additions to property and equipment of $6.3 million, primarily related to the Company’s ERP computer system, which was substantially implemented in the Company’s U.S. operation this fiscal year.

Net cash used by financing activities decreased to $51.1 million for fiscal 2005 from $59.5 million used by financing activities for fiscal 2004. This decrease in cash used by financing activities was primarily due to a favorable year-over-year change in revolving credit agreement balances of $7.1 million and lower repurchases of the Company’s common stock of $4.0 million, offset, in part, by lower cash proceeds from stock-based compensation plans of $2.0 million and an increase of $1.6 million in cash dividends paid.

The following table summarizes the Company’s contractual cash obligations and commitments as of April 30, 2005 along with their expected effects on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases	$34,108	$7,298	$16,680	$4,691	$5,439
Less: operating sub-leases	(2,262)	(438)	(1,313)	(511)	—
Purchase obligations	48,605	48,605	—	—	—
Other obligations	105,394	13,881	37,939	22,809	30,765
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$189,206	$72,707	$53,306	$26,989	$36,204

Operating leases represented non-cancelable operating leases entered into by the Company, primarily related to buildings and other equipment. Purchase obligations were those entered into through the normal course of business, principally related to the purchase of inventory. Other obligations included contractual commitments with information technology related services.

Outlook

For fiscal 2006, the Company expects its customers to continue to increase their market share within the music industry resulting in higher revenues, in percentage terms in the mid-single digits, as a percent, for the Company compared to fiscal 2005. Direct product costs as a percentage of revenues is anticipated to be higher than fiscal 2005 as a result of continuing changes in revenue mix. A greater percentage of revenues is expected to be from promotional products, non-serviced revenues and international revenues, all of which carry a higher direct product cost as a percentage of revenues than the Company’s overall direct product cost percentage. Selling, general and administrative expenses as a percentage of revenues is forecasted to decrease based on the Company’s continued focus on productivity and cost control. Net income for fiscal 2006 is expected to be slightly ahead of fiscal 2005 results. The Company expects to continue acquiring shares of its common stock under the new 15% stock repurchase authorization, which will result in fewer shares outstanding and an increase, in percentage terms in the mid-single digits, in the Company’s fully-diluted earnings per share compared to fiscal 2005 results.

New Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as charges in the current period. This Statement also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has evaluated SFAS No. 151 and does not expect that this Statement will have an impact on its operating results.

In December 2004, SFAS No. 123R, “Share-Based Payment (revised 2004),” was issued by the FASB. SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award; this cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Since the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” effective May 4, 2003, all stock-based awards issued after May 3, 2003 are being expensed over the vesting period using the fair value method. The Company is currently evaluating the new requirements under SFAS No. 123R and will adopt the provisions of this Statement at the beginning of its fiscal year 2007, as required.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued by the FASB. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of this Statement at the beginning of its fiscal year 2007, as necessary.

Other Information

The Company has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Accordingly, there are no liabilities associated with investments accounted for under the equity method that would be considered material to the Company.

The Company’s financial statements have reported amounts based on historical costs, which represent dollars of varying purchasing power and do not measure the effects of inflation. If the financial statements had been restated for inflation, net income would have been lower because depreciation expense would have to be increased to reflect the most current costs.

Management does not believe that inflation within the economies in which the Company does business has had a material effect on the Company’s results of operations.

The Company has not engaged in any related party transactions which would have had a material effect on the Company’s financial position, results of operations or cash flows.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, risks associated with changes in the music industry, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce inclusive of digital music distribution, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the ability to secure funding or generate sufficient cash required to build and grow new businesses, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors discussed in this Form 10-K and those detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets As of April 30, 2005 and May 1, 2004

Consolidated Statements of Income – For the Years Ended April 30, 2005, May 1, 2004 and May 3, 2003

Consolidated Statements of Shareholders’ Equity – For the Years Ended April 30, 2005, May 1, 2004 and May 3, 2003

Consolidated Statements of Cash Flows – For the Years Ended April 30, 2005, May 1, 2004 and May 3, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Handleman Company:

We have completed an integrated audit of Handleman Company’s April 30, 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2005 and audits of its May 1, 2004 and May 3, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly in all material respects, the financial position of Handleman Company and its subsidiaries at April 30, 2005 and May 1, 2004 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective May 4, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation:” and selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment SFAS No. 123.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Detroit, Michigan

June 28, 2005

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2005 and MAY 1, 2004

(in thousands of dollars except share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$30,826	$63,813
Short-term investments	—	9,900
Accounts receivable, less allowances of $10,809 in 2005 and $10,606 in 2004	232,409	216,388
Merchandise inventories	115,672	105,472
Other current assets	12,954	13,581

Total current assets	391,861	409,154
Property and equipment, net	60,180	62,124
Goodwill, net	3,406	3,406
Other assets, net	21,552	19,908

Total assets	$476,999	$494,592

LIABILITIES
Current liabilities:
Accounts payable	$133,319	$129,776
Accrued and other liabilities	31,019	46,501

Total current liabilities	164,338	176,277
Other liabilities	13,778	9,449
Commitments and contingencies (Note 9)	—	—

Total liabilities	178,116	185,726

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized: 21,446,000 and 23,455,000 shares issued at April 30, 2005 and May 1, 2004, respectively	214	235
Accumulated other comprehensive income	7,250	1,646
Unearned compensation	(8,395)	(7,305)
Retained earnings	299,814	314,290

Total shareholders’ equity	298,883	308,866

Total liabilities and shareholders’ equity	$476,999	$494,592

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED APRIL 30, 2005, MAY 1, 2004 and MAY 3, 2003

(in thousands of dollars except per share data)

	2005	2004	2003
Revenues	$1,260,585	$1,216,311	$1,279,582
Costs and expenses:
Direct product costs	(1,016,334)	(965,164)	(1,016,842)
Selling, general and administrative expenses	(193,412)	(199,969)	(205,695)
Impairment of subsidiary assets	—	—	(33,100)

Operating income	50,839	51,178	23,945
Investment income, net	2,457	641	230

Income from continuing operations before income taxes and minority interest	53,296	51,819	24,175
Income tax expense	(18,413)	(17,831)	(4,695)
Minority interest	—	—	366

Income from continuing operations	34,883	33,988	19,846

Discontinued operations (Note 2):
Income (loss) from operations of discontinued subsidiary companies (including loss on disposal of $1,078 and $1,829 for the fiscal years ended April 30, 2005 and May 1, 2004, respectively)	(1,078)	4,177	8,243
Income tax (expense) benefit	391	(2,328)	(3,215)

Income (loss) from discontinued operations	(687)	1,849	5,028

Net income	$34,196	$35,837	$24,874

Income (loss) per share:
Continuing operations - basic	$1.55	$1.39	$0.76

Continuing operations - diluted	$1.54	$1.38	$0.76

Discontinued operations - basic	$(0.03)	$0.07	$0.19

Discontinued operations - diluted	$(0.03)	$0.07	$0.19

Net income - basic	$1.52	$1.46	$0.95

Net income - diluted	$1.51	$1.45	$0.95

Weighted average number of shares outstanding during the period
Basic	22,500	24,521	26,046

Diluted	22,584	24,661	26,046

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2005, MAY 1, 2004 and MAY 3, 2003

(in thousands of dollars)

	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Additional Paid-in - Capital	Retained Earnings	Total Shareholders’ Equity
April 27, 2002	26,472	$265	$(6,995)	$—	$(1,827)	$—	$296,109	$287,552

Net income							24,874	24,874
Adjustment for foreign currency translation			6,404					6,404
Minimum pension liability adjustment (net of tax of $2,423)				(4,125)				(4,125)

Comprehensive income, net of tax								27,153

Stock-based compensation:
Performance shares					(1,399)	3,594		2,195
Stock options	302	3			(895)	7,215		6,323
Restricted stock and other	29	—			(34)	358		324
Common stock repurchased	(1,144)	(11)				(13,561)		(13,572)
Reclassification of additional paid-in-capital to retained earnings						2,394	(2,394)	—

May 3, 2003	25,659	257	(591)	(4,125)	(4,155)	—	318,589	309,975

Net income							35,837	35,837
Adjustment for foreign currency translation			7,764					7,764
Minimum pension liability adjustment (net of tax of $823)				(1,402)				(1,402)

Comprehensive income, net of tax								42,199

Stock-based compensation:
Performance shares					(2,148)	5,995		3,847
Stock options	381	4			(504)	9,103		8,603
Restricted stock and other	48	—			(498)	1,010		512
Common stock repurchased	(2,633)	(26)				(51,144)		(51,170)
Reclassification of additional paid-in-capital to retained earnings						35,036	(35,036)	—
Cash dividends, $.21 per share							(5,100)	(5,100)

May 1, 2004	23,455	235	7,173	(5,527)	(7,305)	—	314,290	308,866

Net income							34,196	34,196
Adjustment for foreign currency translation			8,687					8,687
Minimum pension liability adjustment (net of tax of $1,574)				(3,083)				(3,083)

Comprehensive income, net of tax								39,800

Stock-based compensation:
Performance shares	41	—			(136)	2,357		2,221
Stock options	145	1			(523)	1,697		1,175
Restricted stock and other	55	1			(431)	1,162		732
Common stock repurchased	(2,250)	(23)				(47,143)		(47,166)
Reclassification of additional paid-in-capital to retained earnings						41,927	(41,927)	—
Cash dividends, $.30 per share							(6,745)	(6,745)

April 30, 2005	21,446	$214	$15,860	$(8,610)	$(8,395)	$—	$299,814	$298,883

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2005, MAY 1, 2004 and MAY 3, 2003

(in thousands of dollars)

	2005	2004	2003
Cash flows from operating activities:
Net income	$34,196	$35,837	$24,874

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	17,636	16,038	17,614
Unrealized benefit plan investment income	(736)	—	—
Amortization of acquisition costs	—	—	135
Recoupment/amortization of acquired rights	—	9,417	22,440
Loss on disposal of property and equipment	1,192	1,328	1,730
Impairment of subsidiary assets	—	1,829	33,100
Deferred income taxes	5,009	4,723	2,674
Stock-based compensation	2,215	9,049	6,542
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,348)	(31,769)	26,016
(Increase) decrease in merchandise inventories	(8,035)	6,261	18,951
(Increase) decrease in other operating assets	(3,423)	2,698	5,375
Decrease in accounts payable	(141)	(25,652)	(41,985)
Increase (decrease) in other operating liabilities	(15,389)	9,298	(9,935)

Total adjustments	(13,020)	3,220	82,657

Net cash provided from operating activities	21,176	39,057	107,531

Cash flows from investing activities:
Additions to property and equipment	(17,008)	(23,259)	(16,804)
Proceeds from disposition of properties and equipment	692	250	4,746
Purchases of short-term investments	(136,875)	(408,025)	(235,000)
Sales of short-term investments	146,775	406,325	226,800
Acquired rights	—	(6,522)	(16,990)
Proceeds from the sale of subsidiary companies	—	58,726	26,641
Additional investments in subsidiary companies	—	—	(5,840)

Net cash provided from (used by) investing activities	(6,416)	27,495	(16,447)

Cash flows from financing activities:
Issuances of debt	1,330,501	299,617	1,779,849
Repayments of debt	(1,330,501)	(306,760)	(1,830,026)
Checks issued in excess of cash balances	863	—	—
Cash dividends	(6,745)	(5,100)	—
Repurchases of common stock	(47,166)	(51,170)	(13,572)
Cash proceeds from stock-based compensation plans	1,913	3,913	2,300

Net cash used by financing activities	(51,135)	(59,500)	(61,449)

Effect of exchange rate changes on cash	3,388	2,263	4,609
Net increase (decrease) in cash and cash equivalents	(32,987)	9,315	34,244
Cash and cash equivalents at beginning of year	63,813	54,498	20,254

Cash and cash equivalents at end of year	$30,826	$63,813	$54,498

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Business

The Company had previously operated in two business segments: category management and distribution operations, formerly known as Handleman Entertainment Resources (“H.E.R.”) and proprietary operations, formerly known as North Coast Entertainment (“NCE”). The category management and distribution operating segment, principally related to pre-recorded music product, operates in North America and the United Kingdom (“UK”). Proprietary operations included licensing and manufacture of proprietary and public domain music and video product. As a result of the sale of certain subsidiary companies, as discussed below, beginning in fiscal 2005, the Company’s operations only comprise category management and distribution operations. Reference should be made to Note 10 of Notes to Consolidated Financial Statements for additional information regarding segments.

During the second quarter of fiscal 2004, which ended November 1, 2003, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its proprietary operations business segment. In accordance with applicable accounting standards, the financial results of these subsidiary companies are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented. See Note 2 of Notes to Consolidated Financial Statements for additional information related to discontinued operations.

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal years ended April 30, 2005 (“fiscal 2005”) and May 1, 2004 (“fiscal 2004”) consisted of 52 weeks, whereas the fiscal year ended May 3, 2003 (“fiscal 2003”) consisted of 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. Minority interest recognized in the Company’s Consolidated Statements of Income represents the minority shareholders’ portion of the income or loss for less than wholly-owned subsidiaries. Since all subsidiary companies are now wholly owned, the minority interest share of net assets no longer existed at April 30, 2005 and May 1, 2004. The Company does not have any material equity investments other than in companies in which it has voting control.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Foreign Currency Translation

The Company’s foreign subsidiaries utilize the local currency as their functional currency. Therefore, the Company follows the guidance outlined in Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” to convert the balance sheets and statements of operations of its foreign subsidiaries to United States (“U.S.”) dollars. The Company uses an average exchange rate for the period, based on published daily rates, to convert foreign operational transactions to United States dollars. Assets and liabilities of foreign subsidiaries are converted to United States dollars using the prevailing published exchange rate on the last business day of the fiscal period. Common stock and additional paid in capital are converted at historical exchange rates. Resulting translation adjustments are included as a component of “Accumulated other comprehensive income.” Net transaction gains (losses) included in selling, general and administrative expenses from continuing operations in the Company’s Consolidated Statements of Income were $(464,000), $(663,000) and $610,000 for the years ended April 30, 2005, May 1, 2004 and May 3, 2003, respectively.

Reclassifications

The Consolidated Balance Sheet for fiscal year 2004 and the Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for fiscal years 2004 and 2003 have been conformed to the presentations adopted in fiscal year 2005.

Auction rate securities of $9,900,000 and $8,200,000 at May 1, 2004 and May 3, 2003, respectively, were previously classified in “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets. The classification has been revised; auction rate securities are now classified as “Short-term investments” in the Company’s Consolidated Balance Sheets. Purchases and sales of these securities have been reflected as investing activities in the Company’s Consolidated Statements of Cash Flows. The Company did not have an investment in auction rate securities at April 30, 2005.

Disclosure related to stock-based compensation reflected in the Company’s Consolidated Statements of Shareholders’ Equity for fiscal years 2004 and 2003 has been expanded to conform to the presentation adopted in fiscal 2005.

Financial Instruments

The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company estimates that fair values generally approximated carrying values at April 30, 2005 and May 1, 2004. Fair values have been determined through information obtained from market sources and management estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Accounts Receivable

The table below presents information about the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	April 30, 2005	May 1, 2004
Trade accounts receivable	$243,218	$226,994
Less allowances for:
Gross profit impact of estimated future returns	(8,356)	(8,508)
Doubtful accounts	(2,453)	(2,098)

Accounts receivable, net	$232,409	$216,388

Inventory Valuation

Merchandise inventories are recorded at the lower of cost (first-in, first-out method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $15,354,000, $11,128,000 and $10,908,000 were incurred during the fiscal years ended April 30, 2005, May 1, 2004 and May 3, 2003, respectively, and are classified as a component of direct product costs in the Company’s Consolidated Statements of Income. Merchandise inventories as of April 30, 2005 and May 1, 2004 included $1,695,000 and $1,228,000, respectively, of such costs.

Substantially all of the Company’s inventory consists of compact discs which are not substandard from a functional standpoint. Typically, the Company’s suppliers offer return privileges for excess inventory quantities. Therefore, inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s vendors generally offer some level of return allowances and price protection.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement applies to long-lived assets other than goodwill, and prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment.

In the third quarter of fiscal 2003, the Company recorded a $28,034,000 impairment charge under the provisions of SFAS No. 144, related to the sale of its Madacy Entertainment business unit. This impairment charge represents the difference between the net book value of the assets sold and the selling price of those assets. This impairment charge was recorded as “Impairment of subsidiary assets” in the Consolidated Statements of Income and included in income from continuing operations. This impairment charge, as well as the results of operations for Madacy Entertainment, was not reported as discontinued operations since not all of the cash flows related to Madacy Entertainment will be eliminated from the ongoing operations of the Company. The Company expected to purchase, and has purchased, a similar level of product from Madacy Entertainment as was purchased prior to the sale, and in turn, has continued to sell the product at a profit margin consistent with historical performance.

In the third quarter of fiscal 2003, the Company recorded a $5,066,000 impairment charge under the provisions of SFAS No. 144, related to the refocusing of its e-commerce subsidiary, Handleman Online.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As part of this refocusing strategy, the Company decided to discontinue internet services such as website hosting, maintenance and support, and focus solely on consumer direct fulfillment and category management services. This impairment charge was recorded as “Impairment of subsidiary assets” in the Consolidated Statements of Income and included in income from continuing operations. This impairment charge comprised the following (in thousands of dollars):

Category	Impairment Amount
Computer hardware and software	$4,829
Employee termination benefits	152
Operating lease and service contract termination costs	85

Total	$5,066

The computer hardware and software used to support these exited internet services no longer had any economic value to the Company since the cost of this asset group was not recoverable through future undiscounted cash flows.

Other Liabilities

Other liabilities in the Company’s Consolidated Balance Sheets included an accrual related to the Supplemental Executive Retirement Plan of $9,295,000 and $5,601,000 as of April 30, 2005 and May 1, 2004, respectively.

Treasury Stock

The Company repurchases shares of its common stock pursuant to authorizations approved by its Board of Directors. Upon repurchase, the Company immediately retires the shares and, as a result, records a reduction in the number of common shares outstanding along with a reduction to additional paid-in-capital (representing the excess of the purchase price over the par value of the shares repurchased) in the period of repurchase/retirement. These transactions generally result in a negative balance in additional paid-in-capital, which is subsequently reclassified to retained earnings. The effect of these share repurchase transactions on common shares and shareholders’ equity is included in the Company’s Consolidated Statements of Shareholders’ Equity for all periods presented.

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

Selling, General and Administrative Expenses

The major components of the Company’s selling, general and administrative expenses included in its Consolidated Statements of Income are as follows:

•	labor expense, which includes field sales, warehouse, corporate office labor, and stock-based compensation expense along with associated payroll taxes and fringe benefits;

•	freight expense related to product shipments to customers;

•	outside information technology related services;

•	depreciation expense, which includes depreciation of Company-owned display fixtures located in customers’ retail stores;

•	travel; and

•	supplies expense.

Shipping and Handling (Freight Expense)

The Company generally does not bill customers for shipping and handling costs incurred. Shipping and handling costs associated with shipments to and returns from customers are paid by the Company and included in selling, general and administrative expenses in the Consolidated Statements of Income. Customer related shipping and handling costs included in selling, general and administrative expenses from continuing operations were $15,236,000, $13,952,000 and $13,847,000 for fiscal years 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has stock-based compensation plans in the form of stock options, performance shares and restricted stock. Stock options issued prior to fiscal 2004 are accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Compensation expense for the Company’s stock-based plans accounted for under APB Opinion No. 25 has been reflected in net income for all years presented in the Company’s Consolidated Statements of Income, as all awards granted under these plans have been accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Effective May 4, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 are accounted for utilizing the fair value provisions of SFAS No. 123 and are expensed over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The pre-tax costs related to stock-based compensation included in the determination of net income for the fiscal years ended April 30, 2005, May 1, 2004 and May 3, 2003 was $4,670,000, $13,198,000 and $6,542,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

	2005	2004	2003
Net income	$34,196	$35,837	$24,874
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,059	8,447	4,946
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,061)	(4,394)	(2,796)

Proforma net income	$32,194	$39,890	$27,024

Net income per share:
Reported — basic	$1.52	$1.46	$0.95
— diluted	1.51	1.45	0.95
Proforma — basic	1.43	1.63	1.04
— diluted	1.43	1.62	1.04

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Expected life (in years)	4.8	4.7	5.0
Risk-free interest rate	3.89%	2.26%	3.72%
Volatility	39.07%	41.42%	43.48%
Dividend yield	1.26%	.05%	—

The weighted average estimated fair value of stock options granted during fiscal years 2005, 2004 and 2003 was $8.02, $6.51 and $5.17, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Earnings Per Share

The Company computes diluted earnings per share from net income in accordance with SFAS No. 128, “Earnings Per Share.” A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	April 30, 2005	May 1, 2004	May 3, 2003
Weighted average shares during the period – basic	22,500	24,521	26,046
Additional shares from assumed exercise of stock-based compensation	84	140	—

Weighted average shares adjusted for assumed exercise of stock options – diluted	22,584	24,661	26,046

No additional shares were included for the fiscal year ended May 3, 2003, since the effect would have been anti-dilutive.

New Accounting Pronouncements

In November 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued by the FASB. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as charges in the current period. This Statement also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has evaluated SFAS No. 151 and does not expect that this Statement will have an impact on its operating results.

In December 2004, SFAS No. 123R, “Share-Based Payment (revised 2004),” was issued by the FASB. SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award; this cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Since the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” effective May 4, 2003, all stock-based awards issued after May 3, 2003 are being expensed over the vesting period using the fair value method. The Company is currently evaluating the new requirements under SFAS No. 123R and will adopt the provisions of this Statement at the beginning of its fiscal year 2007, as required.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued by the FASB. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of this Statement at the beginning of its fiscal year 2007, as necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2. Discontinued Operations

In the second quarter of fiscal 2004, the Company committed to a plan, and reached an agreement, to sell certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its proprietary operations business segment, formerly known as North Coast Entertainment. The sale of Anchor Bay Entertainment allowed the Company to focus on its core category management and distribution competencies. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction. Under the provisions of SFAS No. 144, the Company recorded a pre-tax impairment charge of $665,000 ($1,057,000 after tax) in the second quarter of fiscal 2004, which included fees and legal expenses related to the sales transaction. In the fourth quarter of fiscal 2004, the purchaser requested adjustments to the sale proceeds in accordance with the terms of the purchase agreement. As a result, the Company agreed to certain of the requested adjustments and recorded an additional impairment charge of $1,164,000 ($749,000 after tax). These impairment charges were included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income. Certain requested adjustments remain unresolved and the Company believes its potential exposure is in the range of zero to $7,000,000. However, since no assurance can be given to the resolution of these unresolved requested adjustments, as they are neither probable nor estimatable, no accrual has been recorded for these items. The sale was completed on December 11, 2003 and generated $58,726,000 in cash.

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

In the fourth quarter of fiscal 2004, a licensor of Anchor Bay Entertainment exercised its right to audit its royalty statements. As a result of this audit, the licensor has asserted a claim against Anchor Bay Entertainment for royalties it believes are due it, in the amount of $5,600,000, including interest. Pursuant to the Anchor Bay Entertainment sale agreement, the Company is potentially liable for certain royalty audit claims. During the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $758,000 ($483,000 after tax), representing its best estimate of the amounts it expects to pay in connection with this matter. This charge was included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income. During the third quarter of fiscal 2005, this licensor initiated legal proceedings related to this matter. The Company’s maximum remaining exposure is estimated to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$4,800,000, including interest and expenses, which continue to accrue until the date of resolution. Since no assurance can be given to the resolution of this remaining exposure, as it is neither probable nor estimatable, no additional accrual has been recorded. Additionally, during the fourth quarter of fiscal 2005, the Company recorded a pre-tax charge of $320,000 ($204,000 after tax) representing expenses associated with the termination of a royalty agreement with another licensor of Anchor Bay Entertainment. This charge was included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income.

The table below summarizes revenues and pre-tax income included in income from operations of discontinued subsidiary companies (in thousands of dollars):

	2005	2004	2003
Revenues	$—	$43,420	$78,347
Pre-tax income (loss), including loss on disposal	(1,078)	4,177	8,243

3. Concentration of Credit Risk

The table below sets forth percentage contribution to revenues from continuing operations for the Company’s two largest customers:

	Fiscal Years Ended
	April 30, 2005	May 1, 2004	May 3, 2003
Wal-Mart Stores, Inc.	74%	68%	56%
Kmart Corporation	15	17	29

Total percentage of revenues from continuing operations	89%	85%	85%

Total percentage of accounts receivable balance	92%	84%

The discontinuance of, or a significant unfavorable change in, the relationship with either of the Company’s two largest customers would have a materially adverse effect upon the Company’s future revenues and earnings.

During the fourth quarter of fiscal 2005, the Company announced a change in its business relationship with Kmart. In September 2004, Kmart initiated two tests in a limited number of its stores to assess category management, distribution and in-store merchandising of music. As a result of the tests, Handleman Company was advised that it will continue to provide category management and distribution to approximately 1,070 Kmart stores. Another supplier will provide music to Kmart’s remaining stores (approximately 400). In addition, Kmart will assume responsibility for the performance of in-store merchandising in all of its stores.

The Company expects its annual sales to be reduced by approximately $50 million, or about four percent, due to these changes in the business arrangement with Kmart. This transition to another supplier in approximately 400 Kmart stores and Kmart assuming responsibility for in-store merchandising will occur during the first quarter of fiscal 2006. The Company believes this change will not have a significant impact on Handleman Company’s ongoing operating income as the Company anticipates that it will be able to offset the impact of the lower sales level with cost reductions and sales growth with other customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company incurred costs in the fourth quarter of fiscal 2005 in connection with this change in its business relationship with Kmart. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” one-time termination benefit costs communicated to employees prior to April 30, 2005 were recorded in the fourth quarter of 2005 in the amount of $464,000 and is included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The Company expects that additional costs related to termination benefits will be incurred in the first quarter of fiscal 2006 of approximately $400,000.

4. Property and Equipment

Property and equipment consists of the following (in thousands of dollars):

	2005	2004
Land	$640	$640
Buildings and improvements	13,225	13,152
Display fixtures	29,619	33,154
Computer hardware and software	57,453	49,289
Equipment, furniture and other	33,924	35,329

	134,861	131,564
Less accumulated depreciation	74,681	69,440

Total property and equipment, net	$60,180	$62,124

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

The Company includes depreciation expense in selling, general and administrative expenses in its Consolidated Statements of Income. Depreciation is computed primarily using the straight-line method based on the following estimated useful lives:

Display fixtures	2-5 years
Computer hardware and software	3-7 years
Equipment, furniture and other	3-6 years
Buildings and improvements	10-40 years
Leasehold improvements	Lesser of the lease term or the useful life

5. Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets,” which requires accounting for goodwill and other intangible assets with indefinite lives with a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

performs impairment analyses for goodwill as of the end of each fiscal year. The Company does not have any intangible assets, other than goodwill, which are not subject to amortization.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Consolidated Balance Sheets as of April 30, 2005 and May 1, 2004 remained unchanged year over year at $3,406,000, which was net of amortization of $1,224,000, and resulted from the acquisition of the UK operation in fiscal 2000.

Intangible Assets (Acquired Rights)

The Company, principally in its proprietary operations business segment, acquired rights to video licenses giving it the exclusive privilege to manufacture and distribute such products. The costs of acquired rights included advances paid to licensors and costs to create masters to be used for duplication. As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company sold certain subsidiary companies in fiscal 2004, and assets of these subsidiary companies included all intangible assets of the Company, as well as all accrued royalties. As a result, there were no intangible assets or accrued royalties in the Company’s Consolidated Balance Sheets as of April 30, 2005 or May 1, 2004. Aggregate amortization expense for fiscal years 2005, 2004 and 2003 were $0, $9,417,000 and $22,456,000, respectively.

6. Debt

The Company has an unsecured $150,000,000 line of credit arrangement with a consortium of banks, which was amended twice during fiscal 2005. The amendments extended the facility through August 2007 and clarified certain covenants. At April 30, 2005, borrowings available under the credit agreement were $146,639,000 after $3,361,000 of outstanding letters of credit. The Company had no borrowings outstanding at that date. The Company may elect to pay interest under a variety of formulae tied principally to either prime or “LIBOR.” As of April 30, 2005, the most favorable interest rate the Company could borrow under was 3.84%. The weighted average amount of borrowings outstanding under the credit agreement were $13,141,000 and $1,572,000 for the years ended April 30, 2005 and May 1, 2004, respectively. The weighted average interest rates under the credit agreement were 3.32% for the year ended April 30, 2005 and 3.25% for the year ended May 1, 2004.

The borrowing base under the revolving credit agreement is limited to the lesser of (a) $150,000,000, (b) 80% of the net accounts receivable balances plus 100% of the cash balances of United States companies, Handleman Canada and Handleman UK; however, Handleman Canada and Handleman UK balances are included only to the extent of their intercompany balances, or (c) $150,000,000 less amounts outstanding under its subsidiary credit facilities.

The revolving credit agreement contains certain restrictions and covenants, relating to, among others, minimum debt service ratio, maximum leverage ratio and minimum consolidated tangible net worth. As of April 30, 2005, the Company was in compliance with all these various provisions.

A subsidiary has a £12,000,000 credit facility (approximately $22,886,000 U.S.) with a certain bank. As of April 30, 2005, the interest rate was 6.25% and no amounts were outstanding. The Company has guaranteed repayment of amounts borrowed under this facility, and the Company’s revolving credit agreement is lowered by any outstanding borrowings under this facility.

In fiscal 1995, the Company entered into a $100,000,000 senior note agreement, as amended, with a group of insurance companies. During the second quarter of fiscal 2004, the Company prepaid its outstanding debt under the senior note agreement in the amount of $7,142,000 ($3,571,000 was scheduled to mature in February 2004 with the remaining $3,571,000 scheduled to mature in February 2005). As a result of the early payment, the Company incurred a pre-payment cost of $474,000, which is included in “Investment income, net” in the Company’s Consolidated Statements of Income in fiscal 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Investment income, net from continuing operations for the years ended April 30, 2005, May 1, 2004 and May 3, 2003 was $2,457,000, $641,000 and $230,000, respectively, and included interest expense of $556,000, $995,000 and $1,103,000, respectively. Investment income, net in fiscal 2005 also included investment gains of $737,000 related to the Company’s Supplemental Executive Retirement Plan (“SERP”).

Total interest paid for the years ended April 30, 2005, May 1, 2004 and May 3, 2003 was $556,000, $1,200,000 and $1,773,000, respectively.

7. Pension Plan

The Company has two defined benefit pension plans (“Pension Benefits”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified post retirement plans, U.S. and Canadian Supplemental Executive Retirement Plans, which cover select employees. The Canadian SERP began during the second quarter of fiscal 2005. The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERP.

Obligations and Funded Status

The projected benefit obligation, fair value of plan assets and funded status at April 30, 2005 and May 1, 2004 for the two defined benefit pension plans and SERP are as follows (in thousands of dollars):

	Pension Benefits		SERP
	2005	2004	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$48,057	$40,318	$8,700	$6,760
Past service cost	—	—	231	—
Service cost	1,818	1,642	572	432
Interest cost	3,060	2,724	590	523
Amendments	—	—	—	—
Actuarial loss	7,608	4,638	1,609	1,117
Benefits paid	(1,496)	(1,265)	(45)	(132)

Projected benefit obligation at end of year	$59,047	$48,057	$11,657	$8,700

Change in plan assets:
Fair value of plan assets at beginning of year	$36,290	$26,608	$—	$—
Actual return on plan assets	1,664	2,403	—	—
Net realized gain on the sale of assets	300	781	—	—
Unrealized appreciation	1,000	1,224	—	—
Company contributions	9,039	6,538	45	132
Benefits paid	(1,496)	(1,265)	(45)	(132)

Fair value of plan assets at end of year	$46,797	$36,289	$—	$—

Funded status at end of year	$(12,250)	$(11,768)	$(11,657)	$(8,700)
Unrecognized net loss from past experience different from that assumed	20,047	13,801	4,002	2,689
Unrecognized net gain from excess funding	—	—	—	—
Unrecognized prior service cost	938	1,144	905	898
Minimum pension liability	(11,523)	(7,683)	(1,907)	(1,090)

Accrued benefit cost	$(2,788)	$(4,506)	$(8,657)	$(6,203)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Amounts recognized in the Company’s Consolidated Balance Sheets at April 30, 2005 and May 1, 2004 are as follows (in thousands of dollars):

	Pension Benefits		SERP
	2005	2004	2005	2004
Prepaid benefit costs	$132	$88	$—	$—
Accrued benefit costs	(3,858)	(5,738)	(9,492)	(7,101)
Intangible assets	938	1,144	835	898

Net liability	(2,788)	(4,506)	(8,657)	(6,203)
Accumulated and other comprehensive income	11,523	7,683	1,907	1,090

Net amount recognized	$8,735	$3,177	$(6,750)	$(5,113)

The accumulated benefit obligation for the two defined benefit pension plans was $50,500,000 and $41,719,000 at April 30, 2005 and May 1, 2004, respectively. The accumulated benefit obligation for SERP was $9,492,000 and $7,101,000 at April 30, 2005 and May 1, 2004, respectively.

The Company’s two defined benefit pension plans and SERP have accumulated benefit obligations in excess of plan assets as follows (in thousands of dollars):

	Pension Benefits		SERP
	2005	2004	2005	2004
Projected benefit obligation	$59,047	$48,057	$11,657	$8,700
Accumulated benefit obligation	50,500	41,719	9,492	7,101
Fair value of plan assets	46,797	36,289	—	—

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Benefits			SERP
	2005	2004	2003	2005	2004	2003
Service cost	$1,818	$1,642	$1,301	$572	$432	$348
Interest cost	3,060	2,724	2,351	590	523	396
Expected return on plan assets	(3,038)	(2,458)	(2,128)	—	—	—
Amortization of unrecognized prior service cost and actuarial gain	1,650	1,705	374	520	513	274

Net periodic benefit cost	$3,490	$3,613	$1,898	$1,682	$1,468	$1,018

Additional Information (in thousands of dollars)

	Pension Benefits		SERP
	2005	2004	2005	2004
Increase in minimum liability included in other comprehensive income	$3,840	$1,135	$817	$1,090

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assumptions

Weighted average assumptions used to determine the actuarial present value of the projected benefit obligation at April 30, 2005 and May 1, 2004 are as follows:

	2005	2004
Discount rate	5.50%	6.25%
Rate of compensation increase	5.00	5.00

Weighted average assumptions used to determine net periodic benefit cost for the years ended April 30, 2005 and May 1, 2004 are as follows:

	2005	2004
Discount rate	6.25%	6.50%
Expected long-term return on plan assets	8.00	8.25
Rate of compensation increase	5.00	5.00

Plan Assets

The Company’s two defined benefit pension plans weighted-average asset allocations at April 30, 2005 and May 1, 2004, by asset category, are as follows:

	Pension Benefits
	2005	2004
Asset Category
Equity securities	59.77%	60.70%
Debt securities	34.68	36.00
Real estate	1.28	1.30
Other	4.27	2.00

Total	100.00%	100.00%

Pension plan assets are invested in various mutual funds and individual securities, which are overseen by three independent investment advisers. The Pension Trust held no shares of Handleman Company common stock at April 30, 2005 and May 1, 2004.

The Company’s strategy for pension plan assets is to provide for growth of capital with a moderate level of volatility by investing in assets per the target allocation (range of 0%—5% cash, 45%—65% equity, 30%—50% fixed income and 0%—10% REITs). The assets are reallocated periodically within the target allocations, under the advisement of the investment advisors.

The expected long-term rate of return on assets was 8.00% for fiscal 2005 and 8.25% for fiscal 2004. The basis used to determine the overall expected long-term rate of return on assets was the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income are expected to return between 4% and 6%.

Cash Flows

The Company expects to contribute approximately $6,000,000 to its two defined benefit pension plans in fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

	Pension Benefits	SERP
2006	$1,561	$103
2007	1,661	152
2008	1,782	204
2009	2,038	861
2010	2,224	538
2011-2015	15,802	7,358

8. Stock Plans

The Company is authorized to grant stock options, performance shares and restricted stock under three plans. The Company’s 2004 Stock Plan was approved by the Company’s shareholders during the second quarter of fiscal 2005. The Company’s 2001 Stock Option and Incentive Plan was approved during fiscal 2002. The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under that plan.

On April 6, 2004, the Company’s Board of Directors approved amendments to the Company’s 2001 Stock Option and Incentive Plan and the 1998 Stock Option and Incentive Plan. As a result of these amendments, restricted stock can be issued in book entry form by Handleman Company’s stock transfer agent.

On February 24, 2004 and April 6, 2004, the Company’s Board of Directors approved amendments to the Company’s 2001 Stock Option and Incentive Plan and the 1998 Stock Option and Incentive Plan, respectively. As a result of these amendments, stock options held by employees or directors who retire from the Company will no longer vest immediately upon retirement but will instead, with the consent of the Compensation Committee, continue to vest following retirement in accordance with the vesting schedule established at the time the options were granted.

The maximum number of shares of stock that may be issued under the 2004 Stock Plan is 750,000 shares. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2004, 733,500 shares of the Company’s stock are available for use under this plan as of April 30, 2005.

The maximum number of shares of stock which may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, 266,057 shares of the Company’s stock are available for use under this plan as of April 30, 2005.

The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under this plan; however, no additional shares will be issued out of this plan.

For stock option, performance share and restricted stock grants issued prior to the Company’s adoption of SFAS No. 123, “Accounting for Stock-Based Compensation” effective May 4, 2003, the variable accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees” and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)” are used, whereby the fair market value of the Company’s common stock at each interim reporting date is used to adjust the value of granted shares outstanding, which is then amortized to expense ratably over the vesting period of the shares granted. For grants on or after May 4, 2003, the fair value provisions of SFAS No. 123 are used, whereby the fair market value of the Company’s common stock on the date of grant is used, and fixed throughout the vesting period, during which expense is ratably amortized. See Note 1, “Accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Policies, Stock-Based Compensation,” of Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which have various terms and vesting periods as approved by the Compensation Committee of the Board of Directors, for the years ended May 3, 2003, May 1, 2004 and April 30, 2005 is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of April 27, 2002	1,402,779	$12.16

Granted	439,700	$11.87
Terminated	(199,912)	$12.95
Exercised	(495,498)	$9.86

Balance as of May 3, 2003	1,147,069	$12.89

Granted	264,400	$16.83
Terminated	(166,584)	$14.40
Exercised	(534,151)	$12.38

Balance as of May 1, 2004	710,734	$14.39

Granted	291,100	$22.47
Terminated	(82,354)	$17.20
Exercised	(218,644)	$13.86

Balance as of April 30, 2005	700,836	$17.55

Exercisable as of April 30, 2005	192,549	$14.60

The following table relates to the Company’s outstanding and exercisable stock options as of April 30, 2005:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Number of Shares	Weighted Avg. Exercise Price
$10.00 - $12.99	158,568	$11.69	84 months	55,087	$11.55
$13.00 - $16.99	282,868	$16.33	88 months	137,462	$15.82
$17.00 - $22.95	259,400	$22.47	110 months	—	$—

Total	700,836			192,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Performance Shares

The Company grants performance shares to certain employees as authorized within its stock plans. The performance shares expected to be issued are based upon achieving “free cash flow” objectives, as defined, and vest over a three-year period. Expense recorded for performance shares is recognized over the vesting period and is based upon the probability of meeting the Company’s performance target, and is adjusted periodically, as required.

In fiscal years 2005, 2004 and 2003, the Company granted 237,000, 214,200 and 156,200 performance shares, net of forfeitures, of its common stock, respectively, under the plans. The performance shares issued in fiscal years 2005, 2004 and 2003 will be distributed to the participants if certain fixed performance criteria are satisfied by April 28, 2007, April 29, 2006 and April 30, 2005, respectively.

Information related to performance shares for fiscal years ended May 3, 2003, May 1, 2004 and April 30, 2005 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 27, 2002	200,900	$12.30	301,350

Granted	207,100	$11.83	310,650
Terminated	(45,250)	$12.07	(67,875)

Balance as of May 3, 2003	362,750	$12.06	544,125

Granted	266,300	$16.93	399,450
Terminated	(29,600)	$14.42	(44,400)
Adjustment of estimate	173,875	$12.06	—

Balance as of May 1, 2004	773,325	$13.64	899,175

Granted	274,600	$22.45	411,600
Terminated	(93,550)	$17.94	(140,325)
Adjustment of estimate	97,575	$17.49	—
Distribution (a)	(259,350)	$12.30	(259,350)

Balance as of April 30, 2005	792,600	$16.88	911,100

(a)	Performance shares granted in fiscal 2002 which vested on May 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted Stock

The Company grants restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

Restricted stock issued for the fiscal years ended May 3, 2003, May 1, 2004 and April 30, 2005 is as follows:

	Number of Shares Issued	Weighted- Average Grant Date Fair Value
Fiscal 2003	9,036	$10.45
Fiscal 2004	30,796	$21.82
Fiscal 2005	44,600	$21.07

Employee Stock Purchase Plan

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the grant to eligible employees of the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company has reserved 700,000 shares of common stock for issuance under the ESPP. As of April 30, 2005, the Company had $85,000 of employee withholdings, included in “Accrued and other liabilities” in the Consolidated Balance Sheets, to be used to purchase Company stock. Through April 30, 2005, 60,351 shares have been issued to employees under the ESPP since its inception.

9. Commitments and Contingencies

Lease Commitments

The Company, in the normal course of business, enters into non-cancelable operating leases primarily related to buildings and other equipment which expire in various years. Future minimum payments related to these operating leases and commitments are as follows (in thousands of dollars):

Fiscal Years	Amount
2006	$7,298
2007	6,703
2008	5,381
2009	4,596
2010	2,795
Thereafter	7,335

Total	$34,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Rental expense from continuing operations from operating leases was $8,856,000, $10,077,000 and $10,044,000 in fiscal years 2005, 2004 and 2003, respectively.

Guarantees

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees. The Company guarantees certain liabilities for wholly-owned subsidiary companies, which are included in the consolidated financial statements of the Company. The Company does not have any significant guarantees of unconsolidated affiliates or third party debt requiring disclosure under the provisions of FIN No. 45.

The Company had approximately $3,361,000 in letters of credit associated with the requirement to fund certain expenditures related to workers compensation benefits as of April 30, 2005.

The Company has tax indemnification agreements with Anchor Bay Entertainment and Madacy Entertainment as a result of the sale of those business units in fiscal 2004 and fiscal 2003, respectively. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

Litigation

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The Bankruptcy Court granted Kmart’s request and as a result of being named a critical trade vendor, Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. In May 2003, Kmart emerged from bankruptcy. In June 2003, Kmart filed a complaint before the Bankruptcy Court requesting that the Bankruptcy Court require the Company to repay the $49.0 million critical trade vendor payment, although the April 2003 District Court’s order did not require repayment of the amounts received by the critical trade vendors. During the third quarter of fiscal 2005, the Company settled this legal proceeding with Kmart. This settlement did not have a material impact on the financial results of the Company for the fiscal year ended April 30, 2005.

See Note 2 of Notes to Consolidated Financial Statements for a discussion of contingencies related to discontinued operations.

There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which are not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

In fiscal 2003, the Securities and Exchange Commission (“SEC”) initiated a formal investigation relating to a transaction entered into in fiscal 2001 with a non-music vendor by a subsidiary of the Company. In response to this SEC investigation, the Company, through its Audit Committee, conducted its own internal review which focused on the accounting treatment for two non-music vendor contracts (one of which was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the subject of the SEC investigation). These contracts were approximately $1.0 million each (both occurring in fiscal 2001). As a result of this review, the Company determined that both contracts should have been recorded as financing arrangements and the two transactions were reflected as such in the Company’s financial statements for fiscal years 2002 and 2001. The Company was advised on February 8, 2005 that the SEC’s investigation was terminated and that the staff of the SEC did not recommend enforcement action against the Company to the Commission.

10. Segment Information

As described in Note 2 of Notes to Consolidated Financial Statements, the Company sold certain subsidiary companies in the second quarter of fiscal 2004, all of which had previously been reported in the proprietary operations business segment. As a result of the sale of these subsidiary companies, beginning in fiscal 2005, the Company’s operations only comprise category management and distribution operations, formerly known as Handleman Entertainment Resources.

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

Fiscal 2004 amounts below represent all category management and distribution operations, as well as activity from remaining proprietary operations other than from those companies which were sold in fiscal 2004. Fiscal 2003 amounts represent all category management and distribution operations, as well as proprietary operations results including Madacy Entertainment, which was sold in the third quarter of fiscal 2003, and activity from remaining proprietary operations other than from those companies which were sold in the second quarter of fiscal 2004 (as those amounts are classified as discontinued operations).

The tables below present information about reported segments for the years ended April 30, 2005, May 1, 2004 and May 3, 2003 (in thousands of dollars):

	Category Management and Distribution Operations	Proprietary Operations	Total
Fiscal 2005:
Revenues, external customers	$1,260,585	$—	$1,260,585
Segment income	49,560	—	49,560
Total assets	483,073	—	483,073
Capital expenditures	17,008	—	17,008

Fiscal 2004:
Revenues, external customers	$1,214,026	$129	$1,214,155
Segment income (loss)	51,241	(416)	50,825
Total assets	501,500	107	501,607
Capital expenditures	23,227	—	23,227

Fiscal 2003:
Revenues, external customers	$1,247,500	$31,498	$1,278,998
Intersegment revenues	—	17,037	17,037
Segment income (loss), including impairment of subsidiary assets of $5,066 and $28,034 for category management and distribution operations and proprietary operations, respectively, (see Note A)	51,985	(29,482)	22,503
Total assets	477,256	81,597	558,853
Capital expenditures	16,386	364	16,750

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Note A – Fiscal 2003 segment income includes impairment of subsidiary assets relating to category management and distribution operations and proprietary operations. The Company recorded a $5,066,000 impairment charge for category management and distribution operations related to the refocusing of its e-commerce subsidiary, Handleman Online, and a $28,034,000 impairment charge for proprietary operations related to the sale of its Madacy Entertainment business unit. Both of these charges were recorded under the provisions of SFAS No. 144 and are discussed in further detail in Note 1, “Accounting Policies, Long-Lived Assets,” of Notes to Consolidated Financial Statements.

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes and minority interest, and total segment assets to consolidated assets as of and for the years ended April 30, 2005, May 1, 2004 and May 3, 2003 is as follows (in thousands of dollars):

	2005	2004	2003
Revenues
Total segment revenues	$1,260,585	$1,214,155	$1,296,035
Corporate revenues	—	2,156	584
Elimination of intersegment revenues	—	—	(17,037)

Consolidated revenues from continuing operations	$1,260,585	$1,216,311	$1,279,582

Income Before Income Taxes and Minority Interest
Total segment income for reportable segments	$49,560	$50,825	$22,503
Interest/investment income	3,013	1,636	1,333
Interest expense	(556)	(995)	(1,103)
Unallocated corporate income	1,279	353	1,442

Consolidated income from continuing operations before income taxes and minority interest	$53,296	$51,819	$24,175

	2005	2004
Assets
Total segment assets	$483,073	$501,607
Elimination of intercompany receivables and payables	(6,074)	(7,015)

Consolidated assets	$476,999	$494,592

Revenues from continuing operations and long-lived assets information by geographic area, which is based upon the country in which the legal subsidiary is domiciled, as of and for the years ended April 30, 2005, May 1, 2004 and May 3, 2003 are as follows (in thousands of dollars):

	Revenues From Continuing Operations
	2005	2004	2003
United States	$827,413	$840,816	$978,535
United Kingdom	294,393	246,091	191,619
Canada	138,198	115,958	97,480
Other foreign	581	13,446	11,948

	$1,260,585	$1,216,311	$1,279,582

	Long-Lived Assets
	2005	2004
United States	$70,269	$74,574
United Kingdom	4,726	5,150
Canada	3,028	2,110
Other foreign	—	125

	$78,023	$81,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11. Income Taxes

The domestic and foreign components of income from continuing operations before income taxes and minority interest for the years ended April 30, 2005, May 1, 2004 and May 3, 2003 are as follows (in thousands of dollars):

	2005	2004	2003
Domestic	$30,411	$34,144	$24,820
Foreign	22,885	17,675	(645)

Income from continuing operations before income taxes and minority interest	$53,296	$51,819	$24,175

Provisions for income taxes related to income from continuing operations for the years ended April 30, 2005, May 1, 2004 and May 3, 2003 consist of the following (in thousands of dollars):

	2005	2004	2003
Currently payable:
Federal	$7,777	$11,290	$1,799
Foreign	4,582	5,024	456
State and other	1,045	561	400

	13,404	16,875	2,655
Deferred, net:
Federal	908	(102)	720
Foreign	3,476	1,398	438
State and other	625	(340)	882

	5,009	956	2,040

	$18,413	$17,831	$4,695

The following table provides a reconciliation of the Company’s resulting income tax from the statutory federal income tax (in thousands of dollars):

	2005	2004	2003
Federal statutory income tax	$18,661	$18,137	$8,461
State and local income taxes	1,095	754	845
Effect of foreign operations	(688)	235	964
Effect of domestic subsidiary not consolidated for tax purposes	—	704	—
Utilization of capital loss carryforward	—	—	(2,571)
Adjustment to prior year’s accruals	(1,207)	(1,551)	(2,722)
Other	552	(448)	(282)

Resulting income tax	$18,413	$17,831	$4,695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Items that gave rise to significant portions of the deferred tax accounts at April 30, 2005, May 1, 2004 and May 3, 2003 are as follows (in thousands of dollars):

	April 30, 2005		May 1, 2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Allowances	$3,678	$8,147	$5,851	$7,425
Carryover losses	6,664	—	8,933	—
Employee benefits – current	4,039	67	6,414	3,473
Employee benefits – noncurrent	4,995	—	3,211	—
Property and equipment	822	9,600	823	4,839
Inventory	—	304	518	718
Tax credit carryforwards	2,966	—	4,091	—
Subsidiary investments	2,953	—	2,953	—
Other	596	577	271	683

	26,713	18,695	33,065	17,138
Valuation allowance	(2,953)	—	(2,953)	—

Net	$23,760	$18,695	$30,112	$17,138

The Company has foreign net operating losses of $22,200,000. The foreign net operating losses do not expire and can be carried forward indefinitely. The Company has recognized a valuation allowance against a deferred tax asset for a book tax basis difference because it is more likely than not that the Company will not generate sufficient income of the appropriate character to realize the deferred tax asset.

The Company has foreign tax credit carryforwards of approximately $2,966,000, which will expire in 2011 through 2012.

Total income taxes paid in fiscal years 2005, 2004 and 2003 were approximately $14,600,000, $7,100,000 and $6,093,000, respectively.

As of April 30, 2005, the Company has not provided for withholding or United States federal income taxes on approximately $26,700,000 of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, no additional tax would be incurred due to the utilization of foreign tax credits, which would be generated by repatriation of these accumulated earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12. Quarterly Financial Summary (unaudited)

(in thousands of dollars except per share data)

		For the Three Months Ended
Fiscal Year 2005		July 31, 2004	October 30, 2004	January 31, 2005	April 30, 2005
Revenues		$232,059	$295,340	$459,270	$273,916
Gross profit		43,190	59,572	87,237	54,252
Income from continuing operations before income taxes		1,185	13,175	32,612	6,324
Income from continuing operations		925	8,636	20,766	4,556
Loss from discontinued operations		—	(483)	—	(204)
Net income		925	8,153	20,766	4,352

Income (loss) per share:
Continuing operations	— basic	0.04	0.38	0.94	0.21
Continuing operations	— diluted	0.04	0.38	0.94	0.21
Discontinued operations	— basic	—	(0.02)	—	(0.01)
Discontinued operations	— diluted	—	(0.02)	—	(0.01)
Net income	— basic	0.04	0.36	0.94	0.20
Net income	— diluted	0.04	0.36	0.94	0.20

		For the Three Months Ended
Fiscal Year 2004		August 2, 2003	November 1, 2003	January 31, 2004	May 1, 2004
Revenues		$205,293	$269,900	$443,902	$297,216
Gross profit		44,208	55,352	86,853	64,734
Income from continuing operations before income taxes and minority interest		1,592	11,629	30,440	8,158 (a)
Income from continuing operations		391	8,239	19,296	6,062
Income (loss) from discontinued operations		947	1,651	—	(749)
Net income		1,338	9,890	19,296	5,313

Income (loss) per share:
Continuing operations	— basic	0.01	0.33	0.79	0.25
Continuing operations	— diluted	0.01	0.33	0.79	0.25
Discontinued operations	— basic	0.04	0.07	—	(0.03)
Discontinued operations	— diluted	0.04	0.07	—	(0.03)
Net income	— basic	0.05	0.40	0.79	0.22
Net income	— diluted	0.05	0.40	0.79	0.22

(a)	As a result of a periodic physical inventory, the Company recorded an adjustment in the fourth quarter of fiscal 2004 in the amount of $4.2 million, some of which relates to prior quarters of fiscal 2004.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of April 30, 2005 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The Company’s goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Act, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2005. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2005. An attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005 has been issued by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which is included herein in Item 8.

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fourth fiscal quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10, with the exception of the following, is contained in the Handleman Company definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed on or before August 26, 2005, and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age		Office and Year First Elected or Appointed

Stephen Strome	60	(1)	Chairman of the Board (2001) and Chief Executive Officer (1991)

Thomas C. Braum, Jr.	50	(2)	Senior Vice President and Chief Financial Officer (2001)

Mark J. Albrecht	47	(3)	Senior Vice President Human Resources and Organizational Development (1999)

Ronnie W. Lund	42	(4)	Senior Vice President Product Management & Logistics and Business Processes (2005)

Scott A. Wilson	48	(5)	Group Vice President Handleman Entertainment Resources (2004)

Donald M. Genotti	47	(6)	Vice President and Corporate Controller (2001)

1.	Stephen Strome was named Chairman of the Board on January 12, 2001. Mr. Strome has served as Chief Executive Officer since May 1991. Prior to his appointment as Chairman, Mr. Strome served as President since March 1990.

2.	Thomas C. Braum, Jr. was named Senior Vice President and Chief Financial Officer on July 12, 2001. Previously Mr. Braum served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

3.	Mark J. Albrecht has served as Senior Vice President Human Resources and Organizational Development since joining the Company on January 18, 1999.

4.	Ronnie W. Lund was named Senior Vice President Product Management & Logistics and Business Processes on January 22, 2005. Previously, Mr. Lund served as Group Vice President and Senior Vice President Product Management & Logistics since August 2002 and Vice President Merchandise Planning since May 1999.

5.	Scott A. Wilson was named Group Vice President Handleman Entertainment Resources on February 2, 2004. Previously, Mr. Wilson served as Vice President Marketing since October 2002.

6.	Donald M. Genotti was named Vice President, Corporate Controller on July 14, 2001. Previously, Mr. Genotti served as Assistant Corporate Controller since March 1997.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics (“Code”) applicable to all directors, officers and employees of the Company including the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. As noted earlier in Part I, Item 1, the Code, as well as any changes of or waivers to the Code, are available on the Company’s website, www.handleman.com, and is intended to satisfy the Company’s disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of the Company’s Code.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that Eugene A. Miller, Director, is the Company’s Audit Committee Financial Expert, as defined under the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Miller is independent of Company’s management as defined in the New York Stock Exchange listing standards. Other information regarding the Audit Committee is contained in the Handleman Company definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed on or before August 26, 2005, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed on or before August 26, 2005, and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of April 30, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of Handleman Company are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in COLUMN A)
	COLUMN A	COLUMN B	COLUMN C
Equity compensation plans approved by security holders	1,308,236(1)	$17.55(1)	1,668,796

Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable

Total	1,308,236	$17.55	1,668,796

(1)	Column A includes rights to 237,000, 214,200 and 156,200 performance shares granted, net of forfeitures, in fiscal years 2005, 2004 and 2003, respectively, of Handleman Company common stock, which would be distributed to the participants if certain fixed performance criteria are satisfied by April 28, 2007, April 29, 2006 and April 30, 2005, respectively. The performance shares were excluded in determining the weighted average exercise price in Column B.

Other information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed on or before August 26, 2005, and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed on or before August 26, 2005, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed on or before August 26, 2005, and such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. The following financial statements and supplementary data are filed as a part of this report under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of April 30, 2005 and May 1, 2004

Consolidated Statements of Income – For the Years Ended April 30, 2005, May 1, 2004 and May 3, 2003

Consolidated Statements of Shareholders’ Equity – For the Years Ended April 30, 2005, May 1, 2004 and May 3, 2003

Consolidated Statements of Cash Flows – For the Years Ended April 30, 2005, May 1, 2004 and May 3, 2003

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

3. Exhibits as required by Item 601 of Regulation S-K.

(a) The following documents are filed as part of this Annual Report on the Form 10-K.

Exhibit Number	EXHIBIT
3(a)	Handleman Company’s Restated Articles of Incorporation dated June 30, 1989 (Exhibit A to Form 10-K for the fiscal year ended May 1, 1993)	*

3(b)	Handleman Company Bylaws adopted March 7, 1990, as amended through January 12, 2001 (Exhibit A to Form 10-K for the fiscal year ended April 28, 2001).	*

10(a)	1992 Performance Incentive Plan (Form S-8 dated March 5, 1993, File No. 33-59100).	*

10(b)	1998 Stock Option and Incentive Plan (Form S-8 dated December 21, 1998, File No. 333-69389).	*

10(c)	2001 Employee Stock Purchase Plan (Form S-8 dated November 1, 2001, File No. 333-72622).	*

10(d)	2001 Stock Option and Incentive Plan (Form S-8 dated November 1, 2001, File No. 333-72624).	*

10(e)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit A to Form 10-K for the fiscal year ended May 1, 2004).	*

10(f)	Amendment to Handleman Company 1998 Stock Option and Incentive Plan (Exhibit B to Form 10-K for the fiscal year ended May 1, 2004).	*

10(g)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2004).	*

10(h)	Amendment to Handleman Company 1998 and 2001 Stock Option and Incentive Plan (Exhibit 10.3 to Form 10-Q for the quarter ended October 30, 2004).	*

10(i)	2004 Stock Plan (Form S-8 dated November 15, 2004, File No. 333-120485).	*

10(j)	Handleman Company Fiscal Year 2005 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(k)	Fiscal Year 2005 Performance Share Awards Plan (Form 8-K dated June 14, 2005).	*

10(l)	Handleman Company’s Fiscal Year 2006 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(m)	Fiscal Year 2006 Performance Awards Plan (Form 8-K dated June 14, 2005).	*

10(n)	Form of the Handleman Company Annual Management Incentive Plan Participant’s Summary.	**

Exhibit Number	EXHIBIT
10(o)	Form of Performance Share Grant Agreement (Fiscal 2003).	**

10(p)	Form of Performance Share Grant Agreement (Fiscal 2005).	**

10(q)	Performance Share and Performance Unit Grant Agreement (Fiscal 2006).	**

10(r)	Handleman Company Restricted Stock Agreement Long Term Performance Incentive Grant.	**

10(s)	Summary of Directors’ Compensation.	**

10(t)	Summary of Salary Continuation Death Benefits for Officers and Directors.	**

10(u)	Handleman Company Supplemental Executive Retirement Plan (United States).	**

10(v)	First Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States).	**

10(w)	Second Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States).	**

10(x)	Third Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States).	**

10(y)	Fourth Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States).	**

10(z)	Advisory Agreement with David Handleman (Exhibit to Form 10-K for the fiscal year ended April 28, 1990).	*

10(aa)	Change of Control Agreement dated March 17, 1997 between Handleman Company and a certain executive officer (Exhibit A to Form 10-K for the fiscal year ended May 3, 1997).	*

10(bb)	Change of Control Agreement dated August 8, 2003 between Handleman Company and a certain executive officer (Exhibit D to Form 10-K for the fiscal year ended May 1, 2004).	*

10(cc)	Agreement for Release and Waiver of Claims between Handleman Company and a certain executive officer.	**

10(dd)	Form of Change of Control/Severance Agreement.	**

10(ee)	Credit Agreement among Handleman Company, the Banks named therein and Standard Federal Bank, as Agent dated August 8, 2001 (Exhibit A to Form 10-K for the fiscal year ended April 27, 2002).	*

10(ff)	The First Amendment to Credit Agreement among Handleman Company, the Banks named therein and Standard Federal Bank, as Agent dated October 17, 2002 (Exhibit A to Form 10-K for the fiscal year ended May 2, 2003).	*

Exhibit Number	EXHIBIT
10(gg)	The Second Amendment to Credit Agreement among Handleman Company, the Banks named therein and Standard Federal Bank, as Agent dated September 18, 2003 (Exhibit C to Form 10-K for the fiscal year ended May 1, 2004).	*

10(hh)	The Third Amendment to Credit Agreement among Handleman Company, the Banks named therein and Standard Federal Bank, as Agent dated July 30, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended October 20, 2004).	*

10(ii)	The Fourth Amendment to Credit Agreement among Handleman Company, the Banks named therein and Standard Federal Bank, as Agent dated January 10, 2005 (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2005).	*

10(jj)	Uncommitted Facility letter between Handleman UK Limited and certain bank dated November 24, 2003.	**

21	Subsidiaries of Registrant.	**

23	Consent of Independent Registered Public Accounting Firm.	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

*	Indicates documents are incorporated herein by reference.

**	Indicates documents are filed as part of this Annual Report on Form 10-K.

(b) The following document is furnished as part of this Annual Report on Form 10-K.

Exhibit Number	EXHIBIT
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities Exchange Commission.

Note:	Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED MAY 1, 2004 AND APRIL 30, 2005

(in thousands of dollars)

COLUMN A	COLUMN B	COLUMN C Additions:		COLUMN D	COLUMN E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales Returns	Deductions: Adjustments of, or Charge to, Reserve	Balance at End of Period
Year ended May 1, 2004:
Accounts receivable, allowance for gross profit impact of estimated future returns	$12,759	$(214,222)	$267,766	$57,795	$8,508

Accounts receivable, allowance for receivables from bankrupt customers	$6,720	$193	$0	$6,913	$0

Accounts receivable, allowance for doubtful accounts	$4,790	$10	$0	$2,702	$2,098

Inventory reserve	$10,981	$7,098	$0	$13,443	$4,636

Year ended April 30, 2005:
Accounts receivable, allowance for gross profit impact of estimated future returns	$8,508	$(207,495)	$257,249	$49,906	$8,356

Accounts receivable, allowance for doubtful accounts	$2,098	$2,010	$0	$1,655	$2,453

Inventory reserve	$4,636	$1,859	$0	$2,492	$4,003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE: June 30, 2005	BY:	/s/ Stephen Strome
Stephen Strome, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Braum, Jr.	/s/ Donald M. Genotti
Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer) (Principal Financial Officer)	Donald M. Genotti Vice President, Corporate Controller (Principal Accounting Officer)

June 30, 2005	June 30, 2005
DATE	DATE

/s/ Elizabeth Chappell	/s/ Eugene A. Miller
Elizabeth Chappell, Director	Eugene A. Miller, Director

June 30, 2005	June 30, 2005
DATE	DATE

/s/ James B. Nicholson	/s/ Sandra E. Peterson
James B. Nicholson, Director	Sandra E. Peterson, Director

June 30, 2005	June 30, 2005
DATE	DATE

/s/ Irvin D. Reid	/s/ Lloyd E. Reuss
Irvin D. Reid, Director	Lloyd E. Reuss, Director

June 30, 2005	June 30, 2005
DATE	DATE

/s/ Ralph J. Szygenda	/s/ Thomas S. Wilson
Ralph J. Szygenda, Director	Thomas S. Wilson, Director

June 30, 2005	June 30, 2005
DATE	DATE