Form 10-Q
period 2005-07-30
HANDLEMAN CO /MI/
filed 2005-09-08
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

or

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

(Registrant’s telephone number, including area code) 248-362-4400

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

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of September 2, 2005 was 21,184,899.

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED JULY 30, 2005 AND JULY 31, 2004

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended
	July 30, 2005	July 31, 2004
Revenues	$240,402	$232,059
Costs and expenses:
Direct product costs	199,722	188,869
Selling, general and administrative expenses	47,429	42,801

Operating (loss) income	(6,749)	389
Investment income, net	1,037	796

(Loss) income before income taxes	(5,712)	1,185
Income tax benefit (expense)	2,064	(260)

Net (loss) income	$(3,648)	$925

(Loss) income per share:
Basic	$(0.17)	$0.04

Diluted	$(0.17)	$0.04

Weighted average number of shares outstanding during the period:
Basic	21,452	23,384

Diluted	21,668	23,428

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JULY 30, 2005 AND APRIL 30, 2005

(in thousands of dollars except share data)

	July 30, 2005 (Unaudited)	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,756	$30,826
Accounts receivable, less allowances of $10,608 at July 30, 2005 and $10,809 at April 30, 2005	205,995	232,409
Merchandise inventories	139,663	115,672
Other current assets	12,458	12,954

Total current assets	380,872	391,861

Property and equipment:
Land, buildings and improvements	13,874	13,865
Display fixtures	27,918	29,619
Computer hardware and software	58,342	57,453
Equipment, furniture and other	34,486	33,924

	134,620	134,861
Less accumulated depreciation	76,303	74,681

	58,317	60,180

Goodwill, net	8,076	3,406
Intangible assets, net	12,428	—
Other assets, net	20,341	21,552

Total assets	$480,034	$476,999

LIABILITIES
Current liabilities:
Notes payable	$1,250	$—
Accounts payable	156,177	133,319
Accrued and other liabilities	24,938	31,019

Total current liabilities	182,365	164,338
Other liabilities	12,013	13,778
Commitments and contingencies (Note 8)	—	—

Total liabilities	194,378	178,116

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 21,326,000 and 21,446,000 shares issued at July 30, 2005 and April 30, 2005, respectively	213	214
Accumulated other comprehensive income	2,154	7,250
Unearned compensation	(13,338)	(8,395)
Retained earnings	296,627	299,814

Total shareholders’ equity	285,656	298,883

Total liabilities and shareholders’ equity	$480,034	$476,999

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED JULY 30, 2005

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 weeks)
	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
April 30, 2005	21,446	$214	$15,860	$(8,610)	$(8,395)	$—	$299,814	$298,883
Net loss							(3,648)	(3,648)
Adjustment for foreign currency translation			(5,096)					(5,096)

Comprehensive loss, net of tax								(8,744)

Stock-based compensation:
Performance shares/units	153	2			(5,450)	6,771		1,323
Stock options	10	—			327	196		523
Restricted stock and other	7	—			180	137		317
Common stock repurchased	(290)	(3)				(4,926)		(4,929)
Reclassification of additional paid-in capital to retained earnings						(2,178)	2,178	—
Cash dividends, $.08 per share							(1,717)	(1,717)

July 30, 2005	21,326	$213	$10,764	$(8,610)	$(13,338)	$—	$296,627	$285,656

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED JULY 30, 2005 AND JULY 31, 2004

(in thousands of dollars)

	Three Months (13 weeks) Ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net (loss) income	$(3,648)	$925

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,375	4,093
Unrealized investment income	(469)	—
Loss on disposal of property and equipment	196	629
Stock-based compensation	2,109	1,172
Changes in operating assets and liabilities:
Decrease in accounts receivable	25,505	43,386
Increase in merchandise inventories	(25,510)	(21,368)
Decrease in other operating assets	1,724	599
Increase in accounts payable	5,767	23,043
Decrease in other operating liabilities	(8,349)	(17,917)

Total adjustments	5,348	33,637

Net cash provided from operating activities	1,700	34,562

Cash flows from investing activities:
Additions to property and equipment	(2,913)	(4,661)
Proceeds from disposition of properties and equipment	229	250
Acquisition of REPS LLC	(19,081)	—

Net cash used by investing activities	(21,765)	(4,411)

Cash flows from financing activities:
Issuances of debt	44,090	—
Repayments of debt	(44,090)	—
Checks issued in excess of cash balances	18,858	—
Cash dividends	(1,717)	(1,644)
Repurchases of common stock	(4,929)	(7,439)
Cash proceeds from stock-based compensation plans	54	344

Net cash provided from (used by) financing activities	12,266	(8,739)

Effect of exchange rate changes on cash	(271)	1,055
Net (decrease) increase in cash and cash equivalents	(8,070)	22,467
Cash and cash equivalents at beginning of period	30,826	73,713

Cash and cash equivalents at end of period	$22,756	$96,180

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 30, 2005, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the three months ended July 30, 2005 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 30, 2005 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 30, 2005, including the discussion of the Company’s critical accounting policies.

2.	New Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (revised 2004),” was issued by the Financial Accounting Standards Board. SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” effective May 4, 2003. All stock-based awards issued after May 3, 2003 are expensed over the vesting period using the fair value method. The Company is currently reviewing the requirements of SFAS No. 123R to determine the impact on its financial statements. The Company will adopt the provisions of SFAS No. 123R at the beginning of its fiscal year 2007, as required.

3.	Acquisition

On June 24, 2005, Handleman Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers in the United States. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to generate cost savings and synergies. This acquisition has been recorded in accordance with the provisions of SFAS No. 141, “Business Combinations,” and the operating results of REPS have been included in the Company’s consolidated financial statements since the date of acquisition.

The purchase price for the assets of REPS totaled $20,000,000, of which $18,750,000 was paid at closing. Two promissory notes in the amounts of $1,000,000 and $250,000 are payable subject to any indemnification claims and confirmation of the purchase price, respectively. In addition, the Company incurred $331,000 of legal and accounting fees related to the REPS acquisition. The Company is in the process of obtaining a third-party valuation of certain intangible assets acquired from REPS; thus, the allocation of the purchase price is subject to refinement. The valuation is expected to be completed in the second quarter of fiscal 2006 and any adjustments to the valuation of these intangible assets will be recorded in that period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the estimated fair values of the REPS assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars):

Amounts as of June 24, 2005
Current assets	$3,672
Property and equipment, net	210
Intangible assets
Goodwill	4,670
Trademark	1,300
Customer relationships	9,800
Non-compete agreements	1,420
Other assets	10

Total assets acquired	21,082
Total current liabilities assumed	(751)

Total costs	$20,331

The trademark and customer relationships will be amortized, for book and tax purposes, over a period of 15 years, while the non-compete agreement will be amortized, for book and tax purposes, over a four-year period. The entire amount of goodwill related to this acquisition is deductible for tax purposes over a 15 year period.

4.	Goodwill and Intangible Assets

Acquisition

As discussed in Note 3 of Notes to Consolidated Financial Statements, on June 24, 2005 the Company acquired all of the operating assets and certain liabilities of REPS LLC.

None of the intangible assets recorded as a result of this acquisition have significant residual values. The Company is in the process of obtaining a third-party valuation of these intangible assets; thus, allocation of the purchase price is subject to refinement. The valuation is expected to be completed in the second quarter of fiscal 2006.

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill and other intangible assets with indefinite lives in the fourth quarter of each fiscal year. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Consolidated Balance Sheets as of July 30, 2005 and April 30, 2005 was $8,076,000 and $3,406,000, respectively, which were net of amortization of $1,224,000 at each of these balance sheet dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in carrying amount of goodwill for the quarter ended July 30, 2005 (in thousands of dollars):

Balance as of April 30, 2005	$3,406
Goodwill acquired during the period	4,670

Balance as of July 30, 2005	$8,076

The Company does not have any intangible assets, other than goodwill, which are not subject to amortization.

Intangible Assets

The intangible assets acquired during the first quarter of fiscal 2006 represent all of the intangible assets of the Company. On an annual basis, the Company will perform impairment analyses comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company will adjust, as necessary, the value of its intangible assets.

The following information relates to intangible assets subject to amortization as of July 30, 2005 (in thousands of dollars):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Trademark	$1,300	$7	$1,293	180 mos.
Customer relationships	9,800	55	9,745	180 mos.
Non-compete agreements	1,420	30	1,390	48 mos.

Total	$12,520	$92	$12,428	165 mos.

The Company had no intangible assets subject to amortization as of April 30, 2005.

The Company’s aggregate amortization expense for the first three months of fiscal 2006 totaled $92,000. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2006	$1,497
2007	2,489
2008	2,148
2009	1,752
2010	1,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	July 30, 2005	April 30, 2005
Trade accounts receivable	$216,603	$243,218
Less allowances for:
Gross profit impact of estimated future returns	(7,574)	(8,356)
Doubtful accounts	(3,034)	(2,453)

Accounts receivable, net	$205,995	$232,409

6.	Pension Plan

The Company has two defined benefit pension plans (“pension plans”) which cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified post retirement plans, U.S. and Canadian Supplemental Executive Retirement Plans (“SERP”), which cover select employees. The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERP.

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERP
	Three Months Ended		Three Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$566	$450	$169	$143
Interest cost	807	761	159	145
Expected return on plan assets	(959)	(756)	—	—
Amortization of unrecognized prior service cost and actuarial gain	611	412	153	127

Net periodic benefit cost	$1,025	$867	$481	$415

For the three months ended July 30, 2005, contributions to the Company’s defined benefit pension plans were $589,000. The Company anticipates contributing an additional $4,776,000 to the pension plans in the remainder of fiscal 2006, for a total contribution of $5,365,000. The Company contributed $767,000 to the SERP plans in the first quarter of fiscal 2006 and anticipates contributing an additional $800,000 in the remainder of fiscal 2006 for a total contribution of $1,567,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Stock Plans

The Company has stock-based compensation plans in the form of stock options, performance shares/units and restricted stock. Stock options issued prior to fiscal 2004 are accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Compensation expense for the Company’s stock-based plans accounted for under APB Opinion No. 25 has been reflected in the Company’s Consolidated Statements of Operations for all periods presented, as all awards granted under these plans have been accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options issued prior to fiscal year 2004 continues to be adjusted to the market value of the options until the options are either exercised or terminated. Effective May 4, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 are accounted for utilizing the fair value provisions of SFAS No. 123 and are expensed over the vesting period.

The expense related to stock-based compensation included in the determination of net (loss) income for the three months ended July 30, 2005 and July 31, 2004 was $2,109,000 and $1,172,000, respectively. The following table illustrates the effect on net (loss) income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

	Three Months Ended
	July 30, 2005	July 31, 2004
Net (loss) income	$(3,648)	$925
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,348	915
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,300)	(1,289)

Proforma net (loss) income	$(3,600)	$551

Net (loss) income per share:
Reported —basic	$(0.17)	$0.04
—diluted	(0.17)	0.04
Proforma —basic	(0.17)	0.02
—diluted	(0.17)	0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Contingencies

During the second quarter of fiscal 2004 the Company sold certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its proprietary operations business segment, formerly known as North Coast Entertainment. The purchaser has requested certain adjustments to the sale proceeds which remain unresolved. The Company does not believe that there is a reasonable basis for these adjustments and therefore the potential exposure is in the range of zero to $7,000,000. However, since no assurance can be given to the resolution of these unresolved requested adjustments, as they are neither probable nor estimable, no accrual has been recorded for these items.

In the fourth quarter of fiscal 2004, a licensor of Anchor Bay Entertainment exercised its right to audit its royalty statements. As a result of this audit, the licensor has asserted a claim against Anchor Bay Entertainment for royalties it believes are due them in the amount of $5,600,000, including interest. Pursuant to the Anchor Bay Entertainment sale agreement, the Company is potentially liable for certain royalty audit claims. During the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $758,000 ($483,000 after tax or $0.02 per diluted share), representing its best estimate of the amounts it expects to pay to settle this matter. This charge was included in “Income (loss) from discontinued operations” in the Company’s Consolidated Statements of Operations. During the third quarter of fiscal 2005, this licensor initiated legal proceedings related to this matter. The Company’s maximum remaining exposure is estimated to be $4,800,000, including interest and expenses, which continue to accrue until the date of resolution. Since no assurance can be given to the resolution of this remaining exposure, as it is neither probable nor estimable, no additional accrual has been recorded.

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

9.	Comprehensive (Loss) Income

Comprehensive (loss) income is summarized as follows (in thousands of dollars):

	Three Months Ended
	July 30, 2005	July 31, 2004
Net (loss) income	$(3,648)	$925
Change in foreign currency translation adjustments	(5,096)	2,833

Total comprehensive (loss) income	$(8,744)	$3,758

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	July 30, 2005	April 30, 2005
Foreign currency translation adjustments	$10,764	$15,860
Minimum pension liability, net of tax	(8,610)	(8,610)

Total accumulated other comprehensive income	$2,154	$7,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended
	July 30, 2005	July 31, 2004
Weighted average shares during the period – basic	21,452	23,384
Additional shares from assumed exercise of stock options	216	44

Weighted average shares adjusted for assumed exercise of stock options – diluted	21,668	23,428

Handleman Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company operates in one business segment, category management and distribution operations, formerly known as Handleman Entertainment Resources (“H.E.R.”). Category management and distribution operations principally relates to pre-recorded music product, and operates in North America and the United Kingdom (“UK”).

During the first quarter of fiscal 2006, the Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to generate cost savings and synergies. See Note 3 of Notes to Consolidated Financial Statements for additional information related to the acquisition.

Overview

For the first quarter of fiscal 2006, which ended on July 30, 2005, the Company had a net loss of $3.6 million or $0.17 per diluted share, compared to net income of $0.9 million or $0.04 per diluted share for the first quarter of fiscal 2005, which ended on July 31, 2004.

Results of Operations

Revenues for the first quarter of fiscal 2006 increased to $240.4 million from $232.1 million for the first quarter of fiscal 2005. The improvement in year-over-year revenues was mainly due to higher revenues in the United Kingdom and Canadian operations of $5.4 million and $3.0 million, respectively. The increase in the UK was driven by higher consumer purchases of music in mass merchant retailers, whereas the increase in Canada was 70% attributable to a strengthening of the local currency, with the remainder the result of higher consumer purchases.

Direct product costs as a percentage of revenues was 83.1% for the first quarter ended July 30, 2005, compared to 81.4% for the first quarter ended July 31, 2004. The increase in direct product costs as a percentage of revenues for the first quarter of fiscal 2006 was primarily attributable to the following: (i) the increased portion of revenue from less than full category management services which carry higher direct product costs as a percentage of revenues than full category management services, contributed 1.0% to the overall increase in direct product costs as a percentage of revenues; (ii) a year-over-year increase in the costs associated with acquiring and preparing inventory for distribution to $3.9 million for the three-month period ended July 30, 2005, compared to $2.6 million for the comparable prior year period, contributing 0.5% to the overall increase in direct product costs as a percentage of revenues; (iii) lower direct product costs as a percentage of revenues related to one-time customer returns, which contributed 0.4% to the overall increase; and (iv) higher vendor product return charges, contributing 0.3% to the overall increase. These increases were offset, in part, by the effect of a reduction in the volume of promotionally priced product, which carry a higher direct product cost as a percentage of revenues than the Company’s overall direct product cost percentage, which decreased overall direct product costs as a percentage of revenues by 0.5%.

Selling, general and administrative (“SG&A”) expenses were $47.4 million or 19.7% of revenues for the first quarter of fiscal 2006, compared to $42.8 million or 18.4% of revenues for the first quarter of fiscal 2005. The increase in SG&A expenses over the comparable prior year period was primarily due to an increase in programming and software amortization expense of $1.5 million related to the implementation of an Enterprise Resource Planning (“ERP”) suite of products and higher stock-based compensation expense of $0.9 million. The residual increase was mainly due to higher labor and operating expenses in the UK and Canada of $1.2 million and $0.5 million, respectively, partially driven by an increase in units handled this year.

Income before investment income, net and income taxes (“operating income”) for the first quarter of fiscal 2006 was a loss of $6.7 million, compared to operating income of $0.4 million for the first quarter of fiscal 2005. The decrease in operating income was primarily a result of the increases in direct product costs as a percentage of revenues and SG&A expenses, as previously discussed.

Investment income, net for the first quarter of fiscal 2006 was $1.0 million, compared to $0.8 million for the first quarter of fiscal 2006.

The effective income tax rates for the first quarters of fiscal 2006 and 2005 were 36.1% and 21.9%, respectively. The lower income tax rate last year was due to the mix of earnings within the different taxing jurisdictions in which the Company operates.

Other

Accounts receivable at July 30, 2005 was $206.0 million, compared to $232.4 million at April 30, 2005. The decrease in accounts receivable was predominately due to lower sales volume in the first quarter of fiscal 2006, compared to the fourth quarter of fiscal 2005.

Merchandise inventories at July 30, 2005 was $139.7 million, compared to $115.7 million at April 30, 2005. The increase in merchandise inventories was mainly due to higher customer returns occurring late in the first quarter, inventory purchases made to take advantage of vendor deals and purchases of deeper catalog product necessary to support consumer demand.

Intangible assets, net at July 30, 2005 was $12.4 million, compared to zero at April 30, 2005. These intangible assets relate to the Company’s newly acquired subsidiary, REPS, and are comprised of trademark, customer relationships and non-compete agreements. See Note 3 of Notes to Consolidated Financial Statements for further information related to the acquisition of REPS.

Accounts payable was $156.2 million at July 30, 2005, compared to $133.3 million at April 30, 2005. The increase in accounts payable was primarily a result of the timing of vendor payments.

Accrued and other liabilities decreased to $24.9 million at July 30, 2005, from $31.0 million at April 30, 2005. The decrease was primarily related to a reduction in accrued compensation related items.

During the first quarter of fiscal 2006, the Company repurchased 290,000 shares of its common stock at an average price of $17.00 per share. As of July 30, 2005, the Company had repurchased 685,900 million shares, or 21% of the shares under the current 15% share repurchase program authorized by its Board of Directors.

During fiscal 2004, the Company sold certain of its subsidiary companies (generally known as Anchor Bay Entertainment) within its proprietary operations business section, formerly known as North Coast Entertainment. In the third quarter of fiscal 2005, a licensor of Anchor Bay Entertainment initiated legal proceedings related to certain royalty audit claims. See Note 8 of Notes to Consolidated Financial Statements for further discussion of this matter. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Liquidity and Capital Resources

The Company has an unsecured $150.0 million line of credit arrangement with a consortium of banks which expires in August 2007. Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as payments of cash dividends and repurchases of common stock under the Company’s share repurchase program. The Company did not have any borrowings against its line of credit at either July 30, 2005 or April 30, 2005. As a result of the acquisition of REPS in the first quarter of fiscal 2006, the Company has recorded short-term notes payable totaling $1.3 million subject to any indemnification claims and confirmation of the purchase price. See Note 3 of Notes to Consolidated Financial Statements for more information related to the acquisition of REPS.

On June 9, 2005 the Company announced a quarterly cash dividend of $0.08 per share. As a result, $1.7 million was paid on July 8, 2005 to shareholders of record at the close of business on June 22, 2005.

Net cash provided from operating activities for the three months ended July 30, 2005 was $1.7 million, compared to net cash provided from operating activities of $34.6 million for the same three-month period of last year. This decrease was predominately due to unfavorable year-over-year changes in accounts receivable, accounts payable, net income and merchandise inventories of $17.9 million, $17.3 million, $4.6 million and $4.1 million, respectively. This decrease was partially offset by favorable year-over-year changes in other operating assets and liabilities of $10.7 million.

Net cash used by investing activities was $21.8 million for the three months ended July 30, 2005, compared to net cash used by investing activities of $4.4 million for the three months ended July 31, 2004. This change was primarily the result of the Company’s cash investment in REPS LLC of $19.1 million, offset in part by lower additions to property and equipment of $1.7 million.

Net cash provided from financing activities was $12.3 million for the three months ended July 30, 2005 compared to net cash used by financing activities of $8.7 million for the comparable three-month period of last year. This change was principally due to checks issued in excess of cash balances of $18.9 million and a decline in the repurchase of the Company’s common stock in the amount of $2.5 million over the comparable quarter last year.

Outlook

The mass merchant retailer segment of the music industry, in which the Company’s current customer base primarily operates, continued to post increases in sales of music product and gain market share within the industry during the Company’s first quarter of fiscal 2006. Specifically, in the United States (“U.S.”) market, during the Company’s first fiscal quarter, mass merchant music sales, on a unit basis, increased 3% over the comparable prior year period, while overall music industry sales decreased 6%, on a unit basis, during the same periods. As a result of this performance, during the Company’s first fiscal quarter, mass merchant retailers accounted for 39% of all units sold in the U.S., a 4% increase from its 35% market share during the same quarter of last year.

The Company expects revenues for the remainder of fiscal 2006 to improve in the low to mid-single digits, in percentage terms, over the same period last year. This estimate is based on the assumptions that (i) the Company’s customers will continue to gain market share within the music industry, and (ii) music industry sales and new music releases will be comparable to those of last fiscal year. Direct product costs as a percentage of revenues is expected to be higher than prior year levels. The higher direct product costs as a percentage of revenues is expected to be somewhat offset by lower SG&A expenses as a percentage of revenues as the Company continues with initiatives to reduce costs. The Company also expects to continue to repurchase shares through its existing share repurchase program, thereby reducing its shares outstanding. As a result, the Company expects its net income for the remaining three quarters of fiscal year 2006 to decline in the mid-single digits as a percent to the final three quarters of fiscal year 2005. However, as a result of fewer shares outstanding, the Company expects its fully diluted earnings per share for the remaining three quarters of fiscal year 2006 to be in line with or slightly ahead of its fully diluted earnings per share for the same period of fiscal year 2005.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of July 30, 2005 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the first fiscal quarter ended July 30, 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference should be made to Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q for information on the Company’s legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The Company has had no other share repurchase plans expire or terminate during the first quarter ended July 30, 2005. The table below sets forth information with respect to shares repurchased under the 15% authorization in the first quarter ended July 30, 2005. The total number of shares repurchased excludes 1,622 shares delivered back to the Company to satisfy the exercise price and tax withholding obligation of certain stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2005 through June 4, 2005	—	—	—	2,872,242
June 5, 2005 through July 2, 2005	75,000	$16.611	75,000	2,797,242
July 3, 2005 through July 30, 2005	215,000	$17.132	215,000	2,582,242

Total	290,000	$16.997	290,000	2,582,242

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) Registrant entered into a Change of Control Agreement dated September 6, 2005 with a certain executive officer. This Agreement is filed with this Form 10-Q as Exhibit 10.1.

Item 6.	Exhibits

Exhibit 10.1 – Change of Control Agreement dated September 6, 2005 between Handleman Company and a certain executive officer

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

HANDLEMAN COMPANY

DATE: September 8, 2005	BY:	/s/ Stephen Strome
STEPHEN STROME Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: September 8, 2005	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR. Senior Vice President and Chief Financial Officer (Principal Financial Officer)