Form 10-Q
period 2005-10-29
HANDLEMAN CO /MI/
filed 2005-12-08
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

or

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of December 2, 2005 was 20,499,965.

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Revenues	$302,246	$295,340	$542,648	$527,399
Costs and expenses:
Direct product costs	(248,281)	(235,768)	(448,003)	(424,637)
Selling, general and administrative expenses	(47,424)	(47,648)	(94,853)	(90,449)

Operating income (loss)	6,541	11,924	(208)	12,313
Investment income, net	3,785	1,251	4,822	2,047

Income from continuing operations before income taxes	10,326	13,175	4,614	14,360
Income tax (expense) benefit	(190)	(4,539)	1,874	(4,799)

Income from continuing operations	10,136	8,636	6,488	9,561

Discontinued operations (Note 4):
Loss from operations of discontinued subsidiary companies (including loss on disposal of $563 and $758 for the three and six-month periods ended October 29, 2005 and October 30, 2004, respectively)	(563)	(758)	(563)	(758)
Income tax benefit	201	275	201	275

Loss from discontinued operations	(362)	(483)	(362)	(483)

Net income	$9,774	$8,153	$6,126	$9,078

Income (loss) per share:
Continuing operations - basic	$0.48	$0.38	$0.31	$0.41

Continuing operations - diluted	$0.48	$0.38	$0.31	$0.41

Discontinued operations - basic	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Discontinued operations - diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Net income - basic	$0.46	$0.36	$0.29	$0.39

Net income - diluted	$0.46	$0.36	$0.29	$0.39

Weighted average number of shares outstanding during the period:
Basic	21,027	22,681	21,240	23,032

Diluted	21,142	22,704	21,405	23,071

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 29, 2005 AND APRIL 30, 2005

(in thousands of dollars except share data)

	October 29, 2005 (Unaudited)	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,096	$30,826
Accounts receivable, less allowances of $13,604 at October 29, 2005 and $10,809 at April 30, 2005	279,829	232,409
Merchandise inventories	212,669	115,672
Other current assets	12,232	12,954

Total current assets	531,826	391,861

Property and equipment:
Land, buildings and improvements	13,899	13,865
Display fixtures	29,142	29,619
Computer hardware and software	60,991	57,453
Equipment, furniture and other	35,112	33,924

	139,144	134,861
Less accumulated depreciation	80,373	74,681

	58,771	60,180

Goodwill, net	10,309	3,406
Intangible assets, net	9,961	—
Other assets, net	19,208	21,552

Total assets	$630,075	$476,999

LIABILITIES
Current liabilities:
Notes payable	$1,250	$—
Accounts payable	270,227	133,319
Accrued and other liabilities	22,873	31,019

Total current liabilities	294,350	164,338
Debt, non-current	34,900	—
Other liabilities	14,553	13,778
Commitments and contingencies (Note 10)	—	—

Total liabilities	343,803	178,116

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,655,000 and 21,446,000 shares issued at October 29, 2005 and April 30, 2005, respectively	207	214
Accumulated other comprehensive income	3,914	7,250
Unearned compensation	(10,254)	(8,395)
Retained earnings	292,405	299,814

Total shareholders’ equity	286,272	298,883

Total liabilities and shareholders’ equity	$630,075	$476,999

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED OCTOBER 29, 2005

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 weeks)
	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
April 30, 2005	21,446	$214	$15,860	$(8,610)	$(8,395)	$—	$299,814	$298,883
Net income							6,126	6,126
Adjustment for foreign currency translation			(3,336)					(3,336)

Comprehensive income, net of tax								2,790

Stock-based compensation:
Performance shares/units	153	2			(2,628)	4,220		1,594
Stock options	10	—			628	(850)		(222)
Restricted stock and other	24	—			141	365		506
Common stock repurchased	(978)	(9)				(13,870)		(13,879)
Reclassification of additional paid-in capital to retained earnings						10,135	(10,135)	—
Cash dividends, $.16 per share							(3,400)	(3,400)

October 29, 2005	20,655	$207	$12,524	$(8,610)	$(10,254)	$—	$292,405	$286,272

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 weeks) Ended
	October 29, 2005	October 30, 2004
Cash flows from operating activities:
Net income	$6,126	$9,078

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,868	8,468
Gain on sale of investment	(3,844)	—
Unrealized investment income	(306)	(566)
Loss on disposal of property and equipment	321	842
Stock-based compensation	1,816	2,424
Changes in operating assets and liabilities:
Increase in accounts receivable	(46,601)	(17,421)
Increase in merchandise inventories	(98,136)	(93,130)
(Increase) decrease in other operating assets	2,950	(87)
Increase in accounts payable	136,939	80,417
Decrease in other operating liabilities	(8,333)	(13,173)

Total adjustments	(6,326)	(32,226)

Net cash used by operating activities	(200)	(23,148)

Cash flows from investing activities:
Additions to property and equipment	(7,592)	(10,733)
Proceeds from disposition of properties and equipment	231	342
Proceeds from sale of investment	3,844	—
Cash investment in REPS LLC	(19,107)	—

Net cash used by investing activities	(22,624)	(10,391)

Cash flows from financing activities:
Issuances of debt	373,715	44,415
Repayments of debt	(338,815)	(19,415)
Checks issued in excess of cash balances	1,902	—
Cash dividends	(3,400)	(3,245)
Repurchases of common stock	(13,879)	(30,481)
Cash proceeds from stock-based compensation plans	62	529

Net cash provided from (used by) financing activities	19,585	(8,197)

Effect of exchange rate changes on cash	(491)	2,767
Net decrease in cash and cash equivalents	(3,730)	(38,969)
Cash and cash equivalents at beginning of period	30,826	73,713

Cash and cash equivalents at end of period	$27,096	$34,744

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Income, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 29, 2005, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the six months ended October 29, 2005 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 30, 2005 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 30, 2005, including the discussion of the Company’s critical accounting policies.

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

3.	Acquisitions

REPS LLC

On June 24, 2005, Handleman Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers in the United States (“U.S.”). The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies. This acquisition has been recorded in accordance with the provisions of SFAS No. 141, “Business Combinations,” and the operating results of REPS have been included in the Company’s consolidated financial statements since the date of acquisition.

The purchase price for the assets of REPS totaled $20,459,000, of which $18,750,000 was paid at closing. A promissory note in the amount of $1,000,000 is payable on June 24, 2006 subject to any indemnification claims. A second promissory note in the amount of $250,000 and the remaining $459,000 of the purchase price is payable within 151 business days from the date of acquisition subject to finalization of working capital amounts. In addition, the Company incurred $357,000 of legal and accounting fees related to the REPS acquisition. The Company has obtained a third-party valuation of certain intangible assets acquired from REPS; thus, the allocation of the purchase price was adjusted during the second quarter of fiscal 2006 to reflect the results of this valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair values, as adjusted, of the REPS assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars):

Current assets	$4,212
Property and equipment, net	227
Intangible assets
Goodwill	6,903
Trademark	2,200
Customer relationships	6,300
Non-compete agreements	1,800
Other assets	10

Total assets acquired	21,652
Total current liabilities assumed	(836)

Total net assets acquired	$20,816

The trademark and customer relationships will be amortized, for book and tax purposes, over a period of 15 years, while the non-compete agreements will be amortized, for book and tax purposes, over a four-year period. The entire amount of goodwill related to this acquisition is deductible for tax purposes over a 15-year period.

4.	Discontinued Operations

In the second quarter of fiscal 2004, the Company sold its Anchor Bay Entertainment subsidiary companies. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction.

The Company has contingent liabilities related to Anchor Bay Entertainment. In the fourth quarter of fiscal 2004, the purchaser requested certain adjustments to the sale proceeds which remain unresolved. The Company does not believe there is a reasonable basis for these adjustments and therefore the potential exposure is in the range of zero to $6,400,000. However, since no assurance can be given to the resolution of these unresolved requested adjustments, as they are neither probable nor estimable, no accrual has been recorded for these items.

Also, in the fourth quarter of fiscal 2004, a licensor of Anchor Bay Entertainment exercised its right to audit its royalty statements. As a result of this audit, the licensor asserted a claim against Anchor Bay Entertainment for royalties it believed were due them, in the amount of $5,600,000, including interest. Pursuant to the Anchor Bay Entertainment sale agreement, the Company was potentially liable for certain royalty audit claims. During the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $758,000 ($483,000 after tax), which represented settlement of certain components of the claim. During the third quarter of fiscal 2005, this licensor initiated legal proceedings related to this matter. The Company settled these legal proceedings during the second quarter of fiscal 2006 and recorded an additional pre-tax charge of $563,000 ($362,000 after tax), representing final settlement costs and legal fees. These charges were included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Goodwill and Intangible Assets

REPS Acquisition

As discussed in Note 3 of Notes to Consolidated Financial Statements, on June 24, 2005 the Company acquired all of the operating assets and certain liabilities of REPS LLC. None of the intangible assets recorded as a result of this acquisition have significant residual values. The Company has obtained a third-party valuation of these intangible assets; thus, allocation of the purchase price was adjusted during the second quarter of fiscal 2006 to reflect the results of this valuation.

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

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Consolidated Balance Sheets as of October 29, 2005 and April 30, 2005 was $10,309,000 and $3,406,000, respectively, which were net of amortization of $1,224,000 at each of these balance sheet dates.

The following table summarizes the changes in carrying amount of goodwill for the six months ended October 29, 2005 (in thousands of dollars):

Balance as of April 30, 2005	$3,406
Goodwill acquired during the period related to REPS LLC	6,903

Balance as of October 29, 2005	$10,309

The Company does not have any intangible assets, other than goodwill that are not subject to amortization.

Intangible Assets

The intangible assets acquired during the first quarter of fiscal 2006 are related to the acquisition of REPS LLC and represent all of the intangible assets of the Company. On an annual basis, the Company will perform impairment analyses comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company will adjust, as necessary, the value of its intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following information relates to intangible assets subject to amortization as of October 29, 2005 (in thousands of dollars):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Trademark	$2,200	$49	$2,151	180 mos.
Customer relationships	6,300	140	6,160	180 mos.
Non-compete agreements	1,800	150	1,650	48 mos.

Total	$10,300	$339	$9,961	157 mos.

The Company had no intangible assets subject to amortization as of, and during, the fiscal year ended of April 30, 2005.

The Company’s aggregate amortization expense for the three and six-month periods ended October 29, 2005 was $248,000 and $339,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2006	$1,295
2007	2,084
2008	1,822
2009	1,519
2010	875

6.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	October 29, 2005	April 30, 2005
Trade accounts receivable	$293,433	$243,218
Less allowances for:
Gross profit impact of estimated future returns	(9,588)	(8,356)
Doubtful accounts	(4,016)	(2,453)

Accounts receivable, net	$279,829	$232,409

7.	Pension Plan

The Company has two defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified post retirement plans, U.S. and Canadian Supplemental Executive Retirement Plans (“SERP”) that cover select employees. The information that follows, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERP
	Three Months Ended		Three Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$475	$454	$62	$143
Interest cost	684	765	102	145
Expected return on plan assets	(815)	(759)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	522	412	(487)	128

Net periodic benefit cost	$866	$872	$(323)	$416

	Pension Plans		SERP
	Six Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$1,041	$904	$231	$286
Interest cost	1,491	1,526	261	290
Expected return on plan assets	(1,774)	(1,515)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	1,133	824	(334)	255

Net periodic benefit cost	$1,891	$1,739	$158	$831

For the six months ended October 29, 2005, contributions to the Company’s defined benefit pension plans were $2,184,000. The Company anticipates contributing an additional $3,191,000 to the pension plans in the remainder of fiscal 2006, for a total contribution of $5,375,000. The Company contributed $1,067,000 to the SERP plans in the first six months of fiscal 2006 and anticipates contributing an additional $500,000 in the remainder of fiscal 2006 for a total contribution of $1,567,000.

8.	Income Taxes

The effective income tax rates for the second quarters of fiscal 2006 and 2005 were 1.8% and 34.5%, respectively. The effective income tax rate for the first six months of fiscal 2006 was (40.6%), compared to 33.4% for the same period last year. The significantly lower income tax rates in both the second quarter and first six months of this year were due to the partial release of a valuation allowance related to a capital loss and the tax benefit from the cancellation of a worthless debt from an insolvent subsidiary, both occurring in the second quarter of this fiscal year, in the amounts of $2,118,000 and $1,028,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Stock Plans

The Company has stock-based compensation plans in the form of stock options, performance shares/units and restricted stock. Stock options issued prior to fiscal 2004 are accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Compensation expense for the Company’s stock-based plans accounted for under APB Opinion No. 25 has been reflected in the Company’s Consolidated Statements of Income for all periods presented, as all awards granted under these plans have been accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options issued prior to fiscal year 2004 continues to be adjusted to the market value of the options until the options are either exercised or terminated. Effective May 4, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 are accounted for utilizing the fair value provisions of SFAS No. 123 and are expensed over the vesting period.

The amounts related to stock-based compensation included in the determination of net income for the three and six months ended October 29, 2005 and October 30, 2004 was income of $293,000 and expense of $1,252,000, respectively, and expenses of $1,816,000 and $2,424,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income	$9,774	$8,153	$6,126	$9,078
Add: Stock-based employee compensation (income) expense included in reported net income, net of related tax effects	(293)	823	1,055	1,738
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(792)	(995)	(2,092)	(2,284)

Proforma net income	$8,689	$7,981	$5,089	$8,532

Net income per share:
Reported —basic	$0.46	$0.36	$0.29	$0.39
—diluted	0.46	0.36	0.29	0.39
Proforma —basic	0.41	0.35	0.24	0.37
—diluted	0.41	0.35	0.24	0.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Contingencies

See Note 4 of Notes to Consolidated Financial Statements for contingencies related to Anchor Bay Entertainment.

There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters that are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

11.	Comprehensive Income

Comprehensive income is summarized as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income	$9,774	$8,153	$6,126	$9,078
Change in foreign currency translation adjustments	1,760	3,405	(3,336)	6,238

Total comprehensive income	$11,534	$11,558	$2,790	$15,316

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	October 29, 2005	April 30, 2005
Foreign currency translation adjustments	$12,524	$15,860
Minimum pension liability, net of tax	(8,610)	(8,610)

Total accumulated other comprehensive income	$3,914	$7,250

12.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Weighted average shares during the period – basic	21,027	22,681	21,240	23,032
Additional shares from assumed exercise of stock options	115	23	165	39

Weighted average shares adjusted for assumed exercise of stock options – diluted	21,142	22,704	21,405	23,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Subsequent Events

Crave	Entertainment Group Acquisition

On November 22, 2005, Handleman Company acquired the stock of privately-owned Crave Entertainment Group, Inc. (“Crave”). Crave is a distributor of video game software, hardware and accessories and Crave-brand exclusively distributed video game software to major retailers throughout the United States. This acquisition expands the Company’s customer base, broadens its product lines and provides growth opportunities for both organizations through cross-selling customers, services and products. The maximum purchase price for the acquisition of Crave totaled approximately $95,000,000 consisting of: (i) a $61,800,000 promissory note at closing (which is due and payable November 28, 2005) that is subject to certain adjustments based upon Crave’s working capital and net assets, and is subject to increase to reimburse Crave’s shareholders for increased taxes they will incur as a result of electing to treat the transaction as an asset purchase for tax purposes (the amount of which reimbursement has not yet been determined); (ii) approximately $5,300,000 representing a loan to Crave to repay term, subordinated and affiliate indebtedness; (iii) $5,000,000 paid into an escrow account to be distributed to the Crave shareholders 24 months after the closing date, subject to indemnification claims; (iv) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007; and (v) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years. In addition, Handleman Company also loaned $49,100,000 to Crave to repay Crave’s revolving line of credit. The Company also paid a portion of the promissory note delivered at closing by loaning $2,900,000 to Crave to pay fees and expenses, and amounts payable to employee option holders. Handleman Company financed the transaction by borrowing against its revolving line of credit, as amended in November 2005.

The acquisition of Crave will be recorded in accordance with the provisions of SFAS No. 141, “Business Combinations,” and the operating results of Crave will be included in the Company’s Consolidated Financial Statements beginning on the date of acquisition. The Company is in the process of obtaining a third-party valuation of the assets acquired from Crave. The valuation is expected to be completed in the third quarter of fiscal 2006.

Debt

On November 22, 2005, the Company entered into an amended and restated credit agreement with a consortium of banks for an unsecured revolving line of credit. The amended agreement extended the facility expiration date from August 2007 to November 2010 and increased the line of credit from $150,000,000 to $250,000,000. This facility will be incrementally reduced to $200,000,000 through 2009 (a $10,000,000 reduction in November 2007, a $20,000,000 reduction in November 2008, and a $20,000,000 reduction in November 2009).

The revolving credit agreement contains certain restrictions and covenants, relating to, among others, minimum debt service ratio, minimum leverage ratio and minimum consolidated net worth. The Company was in compliance with all of these covenants as of October 29, 2005. The Company had borrowings of $34,900,000 against its line of credit at October 29, 2005 and no borrowings as of April 30, 2005.

Handleman Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Handleman Company operates in one business segment as a category manager and distributor of prerecorded music to leading retailers in the United States (“U.S.”), United Kingdom (“UK”) and Canada. As a category manager, the Company manages a broad assortment of titles to optimize sales and inventory productivity in retail stores. Services offered include direct-to-store shipments, marketing and in-store merchandising.

During the first quarter of fiscal 2006, the Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies. See Note 3 of Notes to Consolidated Financial Statements for additional information related to the acquisition.

On November 22, 2005, the Company acquired the stock of privately-owned Crave Entertainment Group, Inc. (“Crave”). Crave is a distributor of video game software, hardware and accessories to major retailers throughout the United States. The acquisition of Crave expands the Company’s customer base, broadens its product lines and allows growth opportunities for both organizations through cross-selling customers, services and products. The operating results of Crave will be included in the Company’s Consolidated Financial Statements from the date of acquisition. See Note 13 of Notes to Consolidated Financial Statements for additional information related to the acquisition.

Overview

Net income for the second quarter of fiscal 2006 was $9.8 million or $0.46 per diluted share, compared to $8.2 million or $0.36 per diluted share for the second quarter of fiscal 2005. Net income for the second quarter of fiscal 2006 included income from continuing operations of $10.1 million or $0.48 per diluted share and a loss from discontinued operations of $0.4 million or $0.02 per diluted share; whereas net income for the second quarter of fiscal 2005 included income from continuing operations of $8.6 million or $0.38 per diluted share and a loss from discontinued operations of $0.5 million or $0.02 per diluted share.

Net income for the first six months of fiscal 2006 was $6.1 million or $0.29 per diluted share, compared to $9.1 million or $0.39 per diluted share for the first six months of fiscal 2005. Net income for the first six months of fiscal 2006 included income from continuing operations of $6.5 million or $0.31 per diluted share and a loss from discontinued operations of $0.4 million or $0.02 per diluted share; whereas net income for the first six months of fiscal 2005 included income from continuing operations of $9.6 million or $0.41 per diluted share and a loss from discontinued operations of $0.5 million or $0.02 per diluted share.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations. See Note 4 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Revenues for the second quarter of fiscal 2006 improved to $302.2 million from $295.3 million for the second quarter of fiscal 2005. This improvement in revenues was mainly due to higher revenues in the UK and Canadian operations of $6.8 million and $5.9 million, respectively, as well as the addition of $5.0 million of revenue attributable to REPS. The increases in both the UK and Canada were primarily driven by higher consumer purchases of music in mass merchant retailers, although 48% of the increase in Canada was attributable to a strengthening of the local currency. These increases were offset, in part, by a $10.7 million decline in revenues in the U.S., which was principally attributable to a reassignment of 400 stores of a certain customer to another supplier during the first quarter of this year and overall weakness in music industry sales.

Revenues for the first six months of fiscal 2006 were $542.6 million, compared to $527.4 million for the first six months of fiscal 2005. This improvement in year-over-year revenues was mainly due to increased revenues in the UK and Canadian operations of $12.2 million and $8.9 million, respectively, as well as the addition of $6.7 million of revenue attributable to REPS. These increases in both the UK and Canada were the result of higher consumer purchases of music in mass merchant retailers, as previously discussed, although 56% of the increase in Canada was attributable to a strengthening of the local currency. These increases were offset, in part, by a $12.4 million decline in revenues in the U.S., which was related to the reassignment of customer stores.

Direct product costs as a percentage of revenues was 82.1% for the second quarter ended October 29, 2005, compared to 79.8% for the second quarter ended October 30, 2004. The increase in direct product costs as a percentage of revenues for the second quarter of fiscal 2006 was primarily attributable to the following: (i) increased revenues attributable to less than full category management services, which carry a higher direct product cost as a percentage of revenues than full category management services, contributed 1.2% to the overall increase in direct product costs as a percentage of revenues; (ii) increased customer rebates in the UK contributed 0.4% to the overall increase in direct product costs as a percentage of revenues; and (iii) higher than anticipated returns volume of product with a lower direct product cost (i.e. catalog titles) contributed 0.3% to the overall increase in direct product costs as a percentage of revenues. Direct product costs for the second quarters of fiscal 2006 and 2005 included costs associated with acquiring and preparing inventory for distribution of $4.4 million and $4.0 million, respectively.

Direct product costs as a percentage of revenues was 82.6% for the first six months of fiscal 2006, compared to 80.5% for the first six months of fiscal 2005. The increase in direct product costs as a percentage of revenues for the first six months of this year versus last year was mainly attributable to increased revenues from less than full category management services, as previously discussed, as well as a year-over-year increase of $1.6 million in costs associated with acquiring and preparing inventory for distribution. Direct product costs for the first six months of fiscal years 2006 and 2005 included costs associated with acquiring and preparing inventory for distribution of $8.2 million and $6.6 million, respectively.

Selling, general and administrative (“SG&A”) expenses were $47.4 million or 15.7% of revenues for the second quarter of fiscal 2006, compared to $47.6 million or 16.1% of revenues for the second quarter of fiscal 2005. The decrease in SG&A expenses over the comparable prior year period was due to (i) lower stock-based compensation expense of $1.5 million primarily resulting from a reduction in the market price of the Company’s stock, and (ii) a reduction in compensation related costs of $1.3 million. These amounts were largely offset by the addition of REPS expenses of $2.5 million. SG&A expenses for the first six months of this year were $94.9 million or 17.5% of revenues, compared to $90.4 million or 17.2% of revenues for the first six months of last year.

Operating income for the second quarter of fiscal 2006 was $6.5 million, compared to operating income of $11.9 million for the second quarter of fiscal 2005. This decrease in operating income was principally due to increased direct product costs as previously discussed. The Company incurred an operating loss for the first six months of this fiscal year of $0.2 million, compared to operating income $12.3 million for the first six months of last fiscal year.

Investment income, net for the second quarter of fiscal 2006 was $3.8 million, compared to $1.3 million for the second quarter of fiscal 2005. During the second quarter of fiscal 2006, the Company recorded investment income of $3.8 million related to a gain on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company may receive additional proceeds of up to $2.0 million on the sale as follows: (i) $0.5 million in the third quarter of fiscal 2006 subject to finalization of working capital amounts; (ii) approximately $1.1 million in September 2006 from funds in escrow, subject to general indemnification claims; and (iii) approximately $0.4 million in

September 2009 from funds in escrow, subject to tax indemnification claims. During the second quarter of fiscal 2006, the Company recorded investment expense of $0.2 million related to investment losses on assets held for the Company’s Supplemental Executive Retirement Plan compared to investment income related to investment gains of $0.6 million recorded in the second quarter of fiscal 2005. Investment income, net for the first six months of fiscal 2006 was $4.8 million, compared to $2.0 million for the first six months of fiscal 2005.

The effective income tax rates for the second quarters of fiscal 2006 and 2005 were 1.8% and 34.5%, respectively. The effective income tax rate for the first six months of fiscal 2006 was (40.6%), compared to 33.4% for the same period last year. The significantly lower income tax rates in both the second quarter and first six months of this year were due to the partial release of a valuation allowance related to a capital loss and the tax benefit resulting from the cancellation of a worthless debt from an insolvent subsidiary, both occurring in the second quarter of this fiscal year, in the amounts of $2,118,000 and $1,028,000, respectively.

Other

Accounts receivable at October 29, 2005 was $279.8 million, compared to $232.4 million at April 30, 2005. This increase was mainly due to the higher revenues in the second quarter of this year, compared to those in the fourth quarter of last year, which is attributable to the seasonal nature of the Company’s business.

Merchandise inventories at October 29, 2005 was $212.7 million, compared to $115.7 million at April 30, 2005. The increase in merchandise inventories was principally due to increased inventory purchases to support the higher sales level anticipated in the third quarter of fiscal 2006 due to the upcoming holiday season.

Goodwill, net at October 29, 2005 was $10.3 million, compared to $3.4 million at April 30, 2005. The increase was due to goodwill associated with the acquisition of REPS during the first quarter of fiscal 2006. See Notes 3 and 5 of Notes to Consolidated Financial Statements for further information related to the REPS acquisition and the related goodwill and intangible assets, respectively.

Intangible assets, net at October 29, 2005 was $10.0 million, compared to zero at April 30, 2005. These intangible assets relate to the Company’s newly acquired subsidiary, REPS, and are comprised of trademark, customer relationships and non-compete agreements. See Notes 3 and 5 of Notes to Consolidated Financial Statements for further information related to the REPS acquisition and the related goodwill and intangible assets, respectively.

Accounts payable was $270.2 million at October 29, 2005, compared to $133.3 million at April 30, 2005. The increase in accounts payable was primarily due to the higher inventory purchases and the timing of vendor payments.

Accrued and other liabilities decreased to $22.9 million at October 29, 2005 from $31.0 million at April 30, 2005. The decrease was predominately related to a decrease in accrued compensation related items.

Debt, non-current was $34.9 million at October 29, 2005, compared to zero at April 30, 2005. This increase was due to borrowings against the Company’s line of credit in order to meet working capital requirements.

During the second quarter of fiscal 2006, the Company repurchased 688,100 shares of its common stock at an average price of $13.01 per share. As of October 29, 2005, the Company had repurchased 1,374,000 shares, or 42% of the shares under the current 15% share repurchase program authorized by its Board of Directors.

During fiscal 2004, the Company sold its Anchor Bay Entertainment subsidiary companies. In the third quarter of fiscal 2005, a licensor of Anchor Bay Entertainment initiated legal proceedings related to certain royalty audit claims. The Company settled this matter with the licensor during the second quarter of fiscal 2006. See Note 4 of Notes to Consolidated Financial Statements for further discussion of this matter. There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Liquidity and Capital Resources

The Company has an unsecured line of credit with a consortium of banks. In November 2005, the credit agreement was amended whereby the expiration date was extended from August 2007 to November 2010 and the line of credit was increased from $150.0 million to $250.0 million. This facility will be incrementally reduced to $200.0 million through 2009 (a $10.0 million reduction in November 2007, a $20.0 million reduction in November 2008, and a $20.0 million reduction in November 2009). Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to finance the acquisition of Crave Entertainment Group, fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as payments of cash dividends and repurchases of common stock under the Company’s share repurchase program. The Company had borrowings of $34.9 million against its line of credit at October 29, 2005 and no borrowings as of April 30, 2005. As a result of the acquisition of REPS in the first quarter of fiscal 2006, the Company has recorded short-term notes payable totaling $1.3 million subject to any indemnification claims and confirmation of the purchase price, respectively. See Note 3 of Notes to Consolidated Financial Statements for more information related to the acquisition of REPS.

On September 7, 2005 the Company announced a quarterly cash dividend of $0.08 per share. As a result, $1.7 million was paid on October 7, 2005 to shareholders of record at the close of business on September 22, 2005. For the six months ended October 29, 2005, dividends totaling $3.4 million have been paid to shareholders, compared to $3.2 million paid in the comparable six-month period of last year.

Net cash used by operating activities for the six months ended October 29, 2005 was $0.2 million, compared to net cash used by operating activities of $23.1 million for the same six-month period of last year. This improvement was principally due to a favorable year-over-year change in accounts payable of $56.5 million, partially offset by unfavorable year-over-year changes in accounts receivable and inventory balances of $29.2 million and $5.0 million, respectively.

Net cash used by investing activities was $22.6 million for the six months ended October 29, 2005, compared to net cash used by investing activities of $10.4 million for the six months ended October 30, 2004. This change was primarily the result of the Company’s cash investment in REPS LLC of $19.1 million, offset in part by proceeds from the sale of an investment and lower additions to property and equipment of $3.8 million and $3.1 million, respectively.

Net cash provided from financing activities was $19.6 million for the six months ended October 29, 2005 compared to net cash used by financing activities of $8.2 million for the comparable six-month period of last year. This change was principally due to a decline in the amount used to repurchase the Company’s common stock of $16.6 million over the comparable six-month period last year, as well as an increase in net debt issuances of $9.9 million and checks issued in excess of cash balances of $1.9 million.

The following table summarizes the Company’s contractual cash obligations and commitments as of October 29, 2005 along with their expected effects on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt obligations	$34,900	$—	$34,900	$—	$—
Notes payable	1,250	1,250	—	—	—
Operating leases	32,216	3,714	18,122	5,127	5,253
Less: operating sub-leases	(1,900)	(204)	(1,221)	(475)	—
Purchase obligations	20,782	20,782	—	—	—
Other obligations	99,071	7,085	38,412	22,809	30,765
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$189,680	$35,988	$90,213	$27,461	$36,018

Operating leases represent non-cancelable operating leases entered into by the Company, primarily related to buildings and other equipment. Purchase obligations were those entered into through the normal course of business, principally related to the purchase of inventory. Other obligations mainly include contractual commitments for information technology related services.

Outlook

The Company’s current customer base primarily operates in the mass merchant segment of the music industry. Specifically in the United States, music sales in the mass merchant segment declined, on a unit basis, over 6% in the second quarter of this fiscal year compared to the same quarter last year. This is the first decline in this segment in over two years and was driven by an overall weakness in U.S. music industry sales. Despite the unit sales performance, during the Company’s second fiscal quarter, mass merchant retailers accounted for 39.5% of all units sold in the U.S., a 1.5% increase from its 38.0% market share during the same quarter last year.

The Company expects revenues for fiscal 2006 to increase by $70-$100 million over fiscal 2005, with the majority of the increase attributable to the inclusion of Crave and REPS. Forecasted revenues assume that the sales performance of new music releases, as well as holiday music sales, will be equal to the prior year’s levels. Direct product costs as a percentage of revenues for fiscal 2006 are expected to be comparable to the rate achieved during the second quarter of this fiscal year. The increase over fiscal 2005’s direct product costs as a percentage of revenues is largely the result of increases in non-serviced, promotional and UK revenues, all of which have higher direct product costs as a percentage of revenues than the Company’s consolidated direct product costs percentage. The Company expects fully diluted earnings per share from continuing operations for fiscal 2006 to be in the range of $1.36 to $1.40, compared to fully diluted earnings per share of $1.54 from continuing operations during fiscal 2005. This estimate for fiscal 2006 includes the capital gain and tax benefits recognized during the second quarter of this year, as well as $0.08-$0.10 of fully diluted earnings per share expected from Crave’s operations.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, risks associated with achieving the business integration objectives expected with the Crave Entertainment Group acquisition, changes in the music and video game industries, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce inclusive of digital music distribution, success of new music and video game releases, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the ability to secure funding or generate sufficient cash required to build and grow new businesses, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document. Additional information that could cause actual results to differ materially from any forward-looking statements may be contained in the Company’s Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of October 29, 2005 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the second fiscal quarter ended October 29, 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference should be made to Note 10 of Notes to Consolidated Financial Statements in this Form 10-Q for information on the Company’s legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The table below sets forth information with respect to shares repurchased under the 15% authorization in the second quarter ended October 29, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 31, 2005 through September 3, 2005	140,000	$14.250	140,000	2,442,242
September 4, 2005 through October 1, 2005	298,100	$13.164	298,100	2,144,142
October 2, 2005 through October 29, 2005	250,000	$12.126	250,000	1,894,142

Total	688,100	$13.008	688,100	1,894,142

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of Handleman Company was held on September 7, 2005. One matter was voted at the Annual Meeting, the election of five directors. Thomas S. Wilson, who was elected for a two-year term, was added to the class expiring in 2007. Eugene A. Miller, P. Daniel Miller, Sandra E. Peterson and Irvin D. Reid were elected for three-year terms expiring in 2008. Messrs. Eugene A. Miller and P. Daniel Miller are not related. Following are the results of the vote: Thomas S. Wilson, 19,161,333 votes for, 711,024 withheld; Eugene A. Miller, 17,970,157 votes for, 1,902,200 votes withheld; P. Daniel Miller, 19,154,205 votes for, 718,152 votes withheld; Sandra E. Peterson, 18,447,419 votes for, 1,424,938 votes withheld; and Irvin D. Reid, 18,446,322 votes for, 1,426,035 votes withheld.

Subsequent to this election, on November 16, 2005 Sandra E. Peterson resigned from the Handleman Company Board of Directors for personal reasons.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1 – Securities Purchase Agreement among Handleman Company and the Shareholders, Optionholders and Warrantholders of Crave Entertainment Group, Inc. dated October 18, 2005

Exhibit 10.2 – Amendment to Securities Purchase Agreement dated November 22, 2005

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

HANDLEMAN COMPANY

DATE: December 8, 2005	BY:	/s/ Stephen Strome
STEPHEN STROME Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: December 8, 2005	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR. Senior Vice President and Chief Financial Officer (Principal Financial Officer)