Form 10-Q
period 2006-01-31
HANDLEMAN CO /MI/
filed 2006-03-10
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

or

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of March 3, 2006 was 20,158,357.

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended		Nine Months (39 weeks) Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Revenues	$485,021	$459,270	$1,027,669	$986,669
Costs and expenses:
Direct product costs	(403,643)	(372,033)	(851,646)	(796,670)
Selling, general and administrative expenses	(59,098)	(54,770)	(153,951)	(145,219)

Operating income	22,280	32,467	22,072	44,780
Investment (expense) income, net	(1,135)	145	3,687	2,192

Income from continuing operations before income taxes	21,145	32,612	25,759	46,972
Income tax expense	(7,169)	(11,846)	(5,295)	(16,645)

Income from continuing operations	13,976	20,766	20,464	30,327

Discontinued operations (Note 4):
Loss from operations of discontinued subsidiary companies (loss on disposal)	—	—	(563)	(758)
Income tax benefit	—	—	201	275

Loss from discontinued operations	—	—	(362)	(483)

Net income	$13,976	$20,766	$20,102	$29,844

Income (loss) per share:
Continuing operations - basic	$0.69	$0.94	$0.98	$1.33

Continuing operations - diluted	$0.68	$0.94	$0.97	$1.33

Discontinued operations - basic	$—	$—	$(0.02)	$(0.02)

Discontinued operations - diluted	$—	$—	$(0.02)	$(0.02)

Net income - basic	$0.69	$0.94	$0.96	$1.31

Net income - diluted	$0.68	$0.94	$0.95	$1.31

Weighted average number of shares outstanding during the period:
Basic	20,398	22,092	20,959	22,719

Diluted	20,692	22,143	21,167	22,775

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2006 AND APRIL 30, 2005

(in thousands of dollars except share data)

	January 31, 2006 (Unaudited)	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,217	$30,826
Accounts receivable, less allowances of $13,467 at January 31, 2006 and $10,809 at April 30, 2005	336,226	232,409
Merchandise inventories	193,191	115,672
Other current assets	15,711	12,954

Total current assets	553,345	391,861

Property and equipment:
Land, buildings and improvements	13,899	13,865
Display fixtures	28,864	29,619
Computer hardware and software	62,435	57,453
Equipment, furniture and other	35,818	33,924

	141,016	134,861
Less accumulated depreciation	83,970	74,681

	57,046	60,180

Goodwill, net	36,371	3,406
Intangible assets, net	43,662	—
Other assets, net	23,539	21,552

Total assets	$713,963	$476,999

LIABILITIES
Current liabilities:
Debt, current portion	$5,385	$—
Notes payable	1,250	—
Accounts payable	266,443	133,319
Accrued and other liabilities	34,561	31,019

Total current liabilities	307,639	164,338
Debt, non-current	97,000	—
Other liabilities	14,971	13,778
Commitments and contingencies (Note 10)	—	—

Total liabilities	419,610	178,116

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,158,000 and 21,446,000 shares issued at January 31, 2006 and April 30, 2005, respectively	202	214
Accumulated other comprehensive income	5,162	7,250
Unearned compensation	(6,251)	(8,395)
Retained earnings	295,240	299,814

Total shareholders’ equity	294,353	298,883

Total liabilities and shareholders’ equity	$713,963	$476,999

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED JANUARY 31, 2006

(UNAUDITED)

(in thousands of dollars)

	Nine Months (39 weeks)
	Common Stock		Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unearned Compensation	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
April 30, 2005	21,446	$214	$15,860	$(8,610)	$(8,395)	$—	$299,814	$298,883
Net income							20,102	20,102
Adjustment for foreign currency translation			(2,088)					(2,088)

Comprehensive income, net of tax								18,014

Stock-based compensation:
Performance shares/units	153	2			819	1,247		2,068
Stock options	10	—			925	(920)		5
Restricted stock and other	27	—			400	379		779
Common stock repurchased	(1,478)	(14)				(20,353)		(20,367)
Reclassification of additional paid-in capital to retained earnings						19,647	(19,647)	—
Cash dividends, $.24 per share							(5,029)	(5,029)

January 31, 2006	20,158	$202	$13,772	$(8,610)	$(6,251)	$—	$295,240	$294,353

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

(in thousands of dollars)

	Nine Months (39 weeks) Ended
	January 31, 2006	January 31, 2005
Cash flows from operating activities:
Net income	$20,102	$29,844

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	14,035	13,101
Gain on sale of investment	(4,390)	—
Unrealized investment loss (income)	479	(841)
Recoupment of software development costs/license advances	1,629	—
Loss on disposal of property and equipment	116	970
Stock-based compensation	3,386	3,830
Changes in operating assets and liabilities:
Increase in accounts receivable	(50,715)	(57,423)
Increase in merchandise inventories	(41,356)	(40,007)
Increase in other operating assets	(238)	(328)
Increase in accounts payable	11,110	31,103
Decrease in other operating liabilities	(2,712)	(646)

Total adjustments	(68,656)	(50,241)

Net cash used by operating activities	(48,554)	(20,397)

Cash flows from investing activities:
Additions to property and equipment	(9,000)	(12,355)
Proceeds from disposition of property and equipment	537	343
Additions to software development costs/license advances	(2,634)	—
Proceeds from sale of investment	4,390	—
Cash investment in Crave Entertainment Group	(122,759)	—
Cash investment in REPS LLC	(19,107)	—
Other equity investments	(4,616)	—

Net cash used by investing activities	(153,189)	(12,012)

Cash flows from financing activities:
Issuances of debt	2,165,940	1,106,798
Repayments of debt	(2,063,664)	(1,106,798)
Checks issued in excess of cash balances	100,522	25,826
Cash dividends	(5,029)	(5,017)
Repurchases of common stock	(20,367)	(39,440)
Cash proceeds from stock-based compensation plans	151	756

Net cash provided from (used by) financing activities	177,553	(17,875)

Effect of exchange rate changes on cash	1,581	2,308
Net decrease in cash and cash equivalents	(22,609)	(47,976)
Cash and cash equivalents at beginning of period	30,826	73,713

Cash and cash equivalents at end of period	$8,217	$25,737

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Income, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 2006, and the results of operations and changes in cash flows for the three and nine months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the nine months ended January 31, 2006 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 30, 2005 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 30, 2005, including the discussion of the Company’s critical accounting policies.

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

Crave Entertainment Group, Inc.

On November 22, 2005, Handleman Company acquired the stock of privately-owned Crave Entertainment Group, Inc. (“Crave”). Crave is a distributor of video game software, including Crave-branded exclusively distributed video game software, as well as video game hardware and accessories to major retailers throughout the United States (“U.S.”). This acquisition expands the Company’s customer base, broadens its product lines and provides growth opportunities for both organizations through cross-selling customers, services and products. This acquisition has been recorded in accordance with the provisions of SFAS No. 141, “Business Combinations,” and the operating results of Crave have been included in the Company’s consolidated financial statements since the date of acquisition.

The purchase price for the acquisition of Crave totaled $72,000,000 consisting of: (i) a $58,900,000 promissory note (which was due and paid on November 28, 2005) that is subject to certain adjustments based upon Crave’s working capital and net assets, and subject to increase to reimburse Crave’s shareholders for increased taxes they will incur as a result of electing to treat the transaction as an asset purchase for tax purposes (the amount of adjustment, if any, has not yet been determined); (ii) $5,000,000 paid into an escrow account to be distributed to the Crave shareholders 24 months after the closing date, subject to indemnification claims; (iii) approximately $5,200,000 representing an advance to Crave to repay term, subordinated and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

affiliate indebtedness; and (iv) an advance of $2,900,000 delivered to Crave at closing to pay fees and expenses, and amounts payable to employee option holders. Handleman Company advanced Crave $49,055,000 on November 22, 2005 to repay Crave’s revolving line of credit. In addition, the Company incurred $1,901,000 of costs, primarily commission and legal fees, related to the Crave acquisition. Handleman Company financed this acquisition through borrowings against its revolving line of credit.

The following table summarizes the estimated fair values of the Crave assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars):

Current assets	$91,488
Property and equipment, net	1,009
Intangible assets
Goodwill	26,062
Trademark	5,700
Customer relationships	21,800
Non-compete agreements	2,160
Software development costs/license advances	3,940
Other assets	150

Total assets acquired	152,309
Total liabilities assumed	(29,353)

Total net assets acquired	$122,956

The Company is in the process of obtaining a third-party valuation of the assets acquired from Crave, thus the allocation of the purchase price is subject to future adjustment. The valuation is expected to be completed in the fourth quarter of fiscal 2006 and any adjustments to the valuation of assets will be recorded in that period.

The trademark and customer relationships will be amortized, for book and tax purposes, over a period of 15 years, while the non-compete agreements will be amortized, for book and tax purposes over a three-year period. The entire amount of goodwill related to this acquisition is deductible for tax purposes over a 15-year period.

The Company has the following contingent liabilities related to the acquisition of Crave: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. The Company is accruing this $2,000,000 liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides pro forma financial information for the results of operations assuming the Crave acquisition had been completed as of the beginning of the periods being presented in this Form 10-Q (amounts in thousands of dollars except per share data):

	Three Months Ended		Three Months Ended
	January 31, 2006 As Reported	January 31, 2006 Pro Forma	January 31, 2005 As Reported	January 31, 2005 Pro Forma
Revenues	$485,021	$511,957	$459,270	$558,860
Operating income	$22,280	$23,355	$32,467	$41,475
Net income	$13,976	$14,295	$20,766	$25,304
Earnings per share
- Basic	$0.69	$0.70	$0.94	$1.15
- Diluted	$0.68	$0.69	$0.94	$1.14

	Nine Months Ended		Nine Months Ended
	January 31, 2006 As Reported	January 31, 2006 Pro Forma	January 31, 2005 As Reported	January 31, 2005 Pro Forma
Revenues	$1,027,669	$1,171,816	$986,669	$1,142,711
Operating income	$22,072	$26,834	$44,780	$53,874
Net income	$20,102	$20,807	$29,844	$33,723
Earnings per share
- Basic	$0.96	$0.99	$1.31	$1.48
- Diluted	$0.95	$0.98	$1.31	$1.48

REPS LLC

On June 24, 2005, Handleman Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers in the United States. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies. This acquisition has been recorded in accordance with the provisions of SFAS No. 141 and the operating results of REPS have been included in the Company’s consolidated financial statements since the date of acquisition.

The purchase price for the assets of REPS totaled $20,459,000, of which $18,750,000 was paid at closing. A promissory note in the amount of $1,000,000 is payable on June 24, 2006 subject to any indemnification claims. A second promissory note in the amount of $250,000 and the remaining $459,000 of the purchase price was payable within 151 business days from the date of acquisition subject to finalization of working capital amounts. In February 2006, the Company made a payment in the amount of $448,000 (including $10,000 of interest) representing the payment of the second promissory note along with a payment representing a portion of the remaining unpaid purchase price based upon working capital adjustments. In addition, the Company incurred $357,000 of legal and accounting fees related to the REPS acquisition. The Company has obtained a third-party valuation of certain intangible assets acquired from REPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair values of the REPS assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars):

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

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2006	April 30, 2005
Trade accounts receivable	$349,693	$243,218
Less allowances for:
Gross profit impact of estimated future returns	(9,516)	(8,356)
Doubtful accounts	(3,951)	(2,453)

Accounts receivable, net	$336,226	$232,409

6.	Goodwill and Intangible Assets

Acquisitions

As discussed in Note 3 of Notes to Consolidated Financial Statements, during fiscal 2006, the Company acquired REPS LLC and Crave Entertainment Group, Inc. None of the intangible assets recorded as a result of these acquisitions have significant residual values. The Company has obtained a third-party valuation of the intangible assets related to REPS LLC. The Company is in the process of finalizing the third-party valuation for the assets of Crave, thus the allocation of purchase price for Crave is subject to future adjustment. The Crave valuation is expected to be completed in the fourth quarter of fiscal 2006.

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

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Consolidated Balance Sheets as of January 31, 2006 and April 30, 2005 was $36,371,000 and $3,406,000, respectively, which were net of amortization of $1,224,000 at each of these balance sheet dates.

The following table summarizes the changes in carrying amount of goodwill for the nine months ended January 31, 2006 (in thousands of dollars):

Balance as of April 30, 2005	$3,406
Goodwill acquired during the period related to:
REPS LLC	6,903
Crave Entertainment Group, Inc.	26,062

Balance as of January 31, 2006	$36,371

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets

The intangible assets acquired during fiscal 2006 are related to the acquisitions of REPS LLC and Crave Entertainment Group, Inc. and represent all of the intangible assets of the Company. On an annual basis, the Company will perform impairment analyses comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company will adjust, as necessary, the value of its intangible assets.

The Company, principally in its video game operations business segment, incurs software development costs, which include payments made to independent software developers under development agreements, and license advances paid to intellectual property right holders for use of their trademarks or copyrights. Software development costs are recorded in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” These costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. These costs are amortized based upon the ratio of current revenues to total projected revenues, generally over a period of approximately 18 months. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may occur early in the development cycle. Payments prior to technological feasibility, or amounts otherwise related to software development which are not capitalized, are charged immediately to research and development expense. The Company performs periodic analyses comparing the carrying value of its software development costs with the expected future economic benefit of these assets. Based on such analyses, the Company adjusts, when necessary, the value of its software development costs.

On a monthly basis, management evaluates software development agreements to determine if balances were in a prepaid or payable status when, due to sales volume, the Company had fully expensed advances made to developers and additional royalties were owed. Royalties payable to developers and licensors are classified as accrued royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets. Accrued royalties as of January 31, 2006 totaled $2,269,000.

The following information relates to intangible assets subject to amortization as of January 31, 2006 (in thousands of dollars):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Trademark	$7,900	$207	$7,693	180 mos.
Customer relationships	28,100	653	27,447	180 mos.
Non-compete agreements	3,960	383	3,577	41 mos.
Software development costs/license advances	6,574	1,629	4,945	18 mos.

Total	$46,534	$2,872	$43,662	132 mos.

The Company had no intangible assets subject to amortization as of, and during, the fiscal year ended of April 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s aggregate amortization expense for the three and nine-month periods ended January 31, 2006 was $2,533,000 and $2,872,000 respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2006	$4,588
2007	7,860
2008	5,498
2009	3,772
2010	2,709

7.	Debt

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

The revolving credit agreement contains certain restrictions and covenants, relating to, among others, minimum debt service ratio, minimum leverage ratio and minimum consolidated net worth. The Company was in compliance with all of these covenants as of January 31, 2006. The Company had borrowings of $102,385,000 against its line of credit at January 31, 2006 of which $5,385,000 was classified as current and $97,000,000 was classified as non-current. This debt was primarily incurred to finance the Crave acquisition. The Company had no borrowings as of April 30, 2005.

On February 7, 2006, the Company entered into an interest rate swap agreement related to $75,000,000 of debt considered to be long-term on that date. The amount of the swap agreement will incrementally reduce to $50,000,000 in April 2007, to $25,000,000 in April 2008, and will expire in April 2009. The interest rate is fixed at 4.9675%, plus a charge that varies based on the ratio of debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the revolving credit agreement.

8.	Pension Plan

The Company has two defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified post retirement plans, [i.e. Supplemental Executive Retirement Plans (“SERP”)] that cover select U.S. and Canadian employees. The information that follows, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERP
	Three Months Ended		Three Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Service cost	$496	$457	$116	$142
Interest cost	869	766	130	145
Expected return on plan assets	(1,055)	(761)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	572	413	100	128

Net periodic benefit cost	$882	$875	$346	$415

	Pension Plans		SERP
	Nine Months Ended		Nine Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Service cost	$1,537	$1,361	$347	$428
Interest cost	2,360	2,292	391	435
Expected return on plan assets	(2,829)	(2,276)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	1,705	1,237	(234)	383

Net periodic benefit cost	$2,773	$2,614	$504	$1,246

For the nine months ended January 31, 2006, contributions to the Company’s defined benefit pension plans were $3,781,000. The Company anticipates contributing an additional $1,597,000 to the pension plans in the remainder of fiscal 2006, for a total contribution of $5,378,000. The Company contributed $1,267,000 to the SERP plans in the first nine months of fiscal 2006 and anticipates contributing an additional $300,000 in the remainder of fiscal 2006 for a total contribution of $1,567,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The amounts related to stock-based compensation included in the determination of net income for the three and nine months ended January 31, 2006 and January 31, 2005 was expense of $1,570,000 and $1,406,000, respectively, and expense of $3,386,000 and $3,830,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

	Three Months Ended		Nine Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Net income	$13,976	$20,766	$20,102	$29,844
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,038	896	2,093	2,634
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,106)	(1,677)	(3,198)	(3,961)

Pro forma net income	$13,908	$19,985	$18,997	$28,517

Net income per share:
Reported —basic	$0.69	$0.94	$0.96	$1.31
—diluted	0.68	0.94	0.95	1.31
Pro forma —basic	0.68	0.90	0.91	1.26
—diluted	0.67	0.90	0.90	1.25

10.	Contingencies

See Notes 3 and 4 of Notes to Consolidated Financial Statements for contingencies related to Crave Entertainment Group and Anchor Bay Entertainment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Segment Information

The Company has determined, using the management approach, that it operates in two business segments: category management and distribution operations which primarily provides music products to select mass merchants; and video game operations which represents Crave Entertainment Group’s distribution of video game hardware, software and accessories to major retailers. Prior to the acquisition of Crave, the Company operated in only one operating segment, category management and distribution operations.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies,” contained in the Company’s Form 10-K for the year ended April 30, 2005. Segment data includes a charge allocating corporate costs to the operating segments, where applicable. The Company evaluates performance of its segments and allocates resources to them based on income before interest and income taxes (“segment income”).

The tables below present information about reported segments for the three months ended January 31, 2006 and January 31, 2005 (in thousands of dollars):

Three Months Ended January 31, 2006:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$431,210	$53,811	$485,021
Segment income	21,096	1,011	22,107
Capital expenditures	1,219	189	1,408

Three Months Ended January 31, 2005:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$459,270	—	$459,270
Segment income	32,211	—	32,211
Capital expenditures	1,622	—	1,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues from continuing operations and total segment income to consolidated income from continuing operations before income taxes for the three months ended January 31, 2006 and January 31, 2005 is as follows (in thousands of dollars):

	January 31, 2006	January 31, 2005
Revenues
Total segment revenues	$485,021	$459,270
Corporate revenues	—	—

Consolidated revenues from continuing operations	$485,021	$459,270

Income From Continuing Operations Before Income Taxes
Total segment income for reportable segments	$22,107	$32,211
Investment income	1,320	525
Investment expense	(2,455)	(380)
Unallocated corporate income	173	256

Consolidated income from continuing operations before income taxes	$21,145	$32,612

The tables below present information about reported segments for the nine months ended January 31, 2006 and January 31, 2005 (in thousands of dollars):

Nine Months Ended January 31, 2006:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$973,858	$53,811	$1,027,669
Segment income	20,285	1,011	21,296
Total assets	624,640	128,699	753,339
Capital expenditures	8,811	189	9,000

Nine Months Ended January 31, 2005:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$986,669	—	$986,669
Segment income	43,979	—	43,979
Total assets	558,469	—	558,469
Capital expenditures	12,355	—	12,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the nine months ended January 31, 2006 and January 31, 2005 is as follows (in thousands of dollars):

	January 31, 2006	January 31, 2005
Revenues
Total segment revenues	$1,027,669	$986,669
Corporate revenues	—	—

Consolidated revenues from continuing operations	$1,027,669	$986,669

Income From Continuing Operations Before Income Taxes
Total segment income for reportable segments	$21,296	$43,979
Investment income	6,390	2,715
Investment expense	(2,703)	(523)
Unallocated corporate income	776	801

Consolidated income from continuing operations before income taxes	$25,759	$46,972

Assets
Total segment assets	$753,339	$558,469
Elimination of intercompany receivables and payables	(39,376)	(7,520)

Consolidated assets	$713,963	$550,949

12.	Income Taxes

The effective income tax rates for the third quarters of fiscal 2006 and 2005 were 33.9% and 36.3%, respectively. The effective income tax rate for the first nine months of fiscal 2006 was 20.6%, compared to 35.4% for the same period last year. The significantly lower income tax rate in the first nine months of this year was due to the partial release of a valuation allowance related to a capital loss and the tax benefit from the cancellation of a worthless debt from an insolvent subsidiary, both occurring in the second quarter of this fiscal year, in the amounts of $2,118,000 and $1,028,000, respectively.

13.	Comprehensive Income

Comprehensive income is summarized as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Net income	$13,976	$20,766	$20,102	$29,844
Change in foreign currency translation adjustments	1,248	1,033	(2,088)	7,271

Total comprehensive income	$15,224	$21,799	$18,014	$37,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2006	April 30, 2005
Foreign currency translation adjustments	$13,772	$15,860
Minimum pension liability, net of tax	(8,610)	(8,610)

Total accumulated other comprehensive income	$5,162	$7,250

14.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Weighted average shares during the period – basic	20,398	22,092	20,959	22,719
Additional shares from assumed exercise of stock options	294	51	208	56

Weighted average shares adjusted for assumed exercise of stock options – diluted	20,692	22,143	21,167	22,775

Handleman Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Handleman Company operates in two business segments: category management and distribution operations and video game operations. As a category manager, the Company manages a broad assortment of prerecorded music titles to optimize sales and inventory productivity in leading retail stores in the United States (“U.S.”), United Kingdom (“UK”) and Canada. Services offered as a category manager include direct-to-store shipments, marketing and in-store merchandising. The video game operations are related to Crave Entertainment Group, Inc. (“Crave”), which distributes video game hardware, software and accessories to major retailers throughout the U.S.

On November 22, 2005, the Company acquired the stock of privately-owned Crave Entertainment Group, Inc. The acquisition of Crave expands the Company’s customer base, broadens its product lines and allows growth opportunities for both organizations through cross-selling customers, services and products. The operating results of Crave have been included in the Company’s Consolidated Financial Statements since the date of acquisition. See Note 3 of Notes to Consolidated Financial Statements for additional information related to this acquisition.

During the first quarter of fiscal 2006, the Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies. See Note 3 of Notes to Consolidated Financial Statements for additional information related to this acquisition.

Overview

Net income for the third quarter of fiscal 2006 was $14.0 million or $0.68 per diluted share, compared to $20.8 million or $0.94 per diluted share for the third quarter of fiscal 2005. Net income for the third quarter of fiscal 2006 and fiscal 2005 was entirely from continuing operations.

Net income for the first nine months of fiscal 2006 was $20.1 million or $0.95 per diluted share, compared to $29.8 million or $1.31 per diluted share for the first nine months of fiscal 2005. Net income for the first nine months of fiscal 2006 included income from continuing operations of $20.5 million or $0.97 per diluted share and a loss from discontinued operations of $0.4 million or $0.02 per diluted share; whereas net income for the first nine months of fiscal 2005 included income from continuing operations of $30.3 million or $1.33 per diluted share and a loss from discontinued operations of $0.5 million or $0.02 per diluted share.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations. See Note 4 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Revenues for the third quarter of fiscal 2006 increased to $485.0 million from $459.3 million for the third quarter of fiscal 2005. This improvement in revenues was primarily due to the addition of $53.8 million and $6.9 million of revenues attributable to Crave and REPS, respectively, which were acquired during the current fiscal year. Increased revenues also resulted from higher revenues in the UK operations of $14.1 million, primarily driven by higher consumer purchases of music in mass merchant retailers. These increases were offset, in part, by a $47.9 million decline in revenues in the U.S., which was principally attributable to a reassignment of 425 stores of certain customers to other suppliers during the first and second quarters of this fiscal year.

Revenues for the first nine months of fiscal 2006 were $1,027.7 million, compared to $986.7 million for the first nine months of fiscal 2005. This improvement in year-over-year revenues was due to the addition of $53.8 million and $13.7 million of revenues attributable to Crave and REPS, respectively, as well as increased revenues in the UK and Canadian operations of $26.2 million and $7.8 million, respectively. The increase in UK revenue was the result of higher consumer purchases of music in mass merchant retailers, while 81% of the increase in Canadian revenues was attributable to a strengthening of the local currency. These increases were offset, in part, by a $60.3 million decline in revenues in the U.S., which was primarily related to the reassignment of customer stores earlier in the fiscal year.

Direct product costs as a percentage of revenues was 83.2% for the third quarter ended January 31, 2006, compared to 81.0% for the third quarter ended January 31, 2005. The increase in direct product costs as a percentage of revenues for the third quarter of fiscal 2006 was primarily attributable to the following: (i) increased customer rebates in the U.S. and UK contributed 0.7% and 0.2%, respectively, to the overall increase in direct product costs as a percentage of revenues; (ii) increased revenues attributable to less than full category management services, which carry a higher direct product cost as a percentage of revenues than full category management services, contributed 0.6% to the overall increase in direct product costs as a percentage of revenues; and (iii) increased costs related to customer merchandising programs in the third quarter of this year compared to the same period last year contributed 0.4% to the overall increase in direct product costs as a percentage of revenues. Direct product costs for the third quarters of fiscal 2006 and 2005 included costs associated with acquiring and preparing inventory for distribution of $5.4 million and $4.3 million, respectively.

Direct product costs as a percentage of revenues was 82.9% for the first nine months of fiscal 2006, compared to 80.7% for the first nine months of fiscal 2005. The increase in direct product costs as a percentage of revenues for the first nine months of this year versus last year included a year-over-year increase of $2.7 million in costs associated with acquiring and preparing inventory for distribution. Direct product costs for the first nine months of fiscal years 2006 and 2005 included costs associated with acquiring and preparing inventory for distribution of $13.6 million and $10.9 million, respectively.

Selling, general and administrative (“SG&A”) expenses were $59.1 million or 12.2% of revenues for the third quarter of fiscal 2006, compared to $54.8 million or 11.9% of revenues for the third quarter of fiscal 2005. The increase in SG&A expenses over the comparable prior year period was primarily due to the addition of Crave and REPS expenses of $5.3 million and $3.8 million, respectively, offset, in part, by lower compensation-related costs of $2.1 million, lower outside service costs of $1.3 million and a reduction in freight expense of $1.2 million. SG&A expenses for the first nine months of this year were $154.0 million or 15.0% of revenues, compared to $145.2 million or 14.7% of revenues for the first nine months of last year.

Operating income for the third quarter of fiscal 2006 was $22.3 million, compared to operating income of $32.5 million for the third quarter of fiscal 2005. This decrease in operating income was principally due to increased direct product costs as a percentage of sales as previously discussed. Operating income for the first nine months of this fiscal year was $22.1 million, compared to operating income of $44.8 million for the first nine months of last fiscal year.

Investment (expense) income, net (which includes interest expense) for the third quarter of fiscal 2006 was expense of $1.1 million, compared to income of $0.1 million for the third quarter of fiscal 2005. Interest expense in the third quarter of this year totaled $2.5 million, compared to $0.4 million in the third quarter of last year. This year-over-year increase in interest expense was due to the increased borrowings in the third quarter of this year to finance the acquisition of Crave. Also, during the third quarter of fiscal 2006, the Company recorded investment income of $0.5 million related to additional cash received on the sale of an investment in PRN, a company that provides in-store media networks. This sale occurred during the Company’s second quarter of fiscal 2006. Under the terms of the sale agreement, the Company may receive additional proceeds of up to $1.5 million on the sale as follows: (i) approximately $1.1 million in September 2006 from funds in escrow, subject to general indemnification claims; and (ii) approximately $0.4 million in September 2009 from funds in escrow, subject to tax indemnification claims. Also during the third quarter of fiscal 2006, the Company recorded investment income of $0.5 million related to investment gains on assets held for the Company’s Supplemental Executive Retirement Plan compared to $0.3 million recorded in the third quarter of fiscal 2005. Investment income, net for the first nine months of fiscal 2006 was $3.7 million, compared to $2.2 million for the first nine months of fiscal 2005.

The effective income tax rates for the third quarters of fiscal 2006 and 2005 were 33.9% and 36.3%, respectively. The effective income tax rate for the first nine months of fiscal 2006 was 20.6%, compared to 35.4% for the same period last year. The significantly lower income tax rate in the first nine months of this year was due to the partial release of a valuation allowance related to a capital loss and the tax benefit from the cancellation of a worthless debt from an insolvent subsidiary, both occurring in the second quarter of this fiscal year, in the amounts of $2,118,000 and $1,028,000, respectively.

Other

Accounts receivable at January 31, 2006 was $336.2 million, compared to $232.4 million at April 30, 2005. This increase was mainly due to the higher revenues in the third quarter of this year, compared to those in the fourth quarter of last year due to the seasonal nature of the Company’s business. Accounts receivable at January 31, 2006 also included balances for Crave and REPS of $30.6 million and $6.3 million, respectively, which were not included in the Company’s Consolidated Balance Sheet as of April 30, 2005.

Merchandise inventories at January 31, 2006 was $193.2 million, compared to $115.7 million at April 30, 2005. This increase was partially due to the Company’s requirement for maintaining a wider assortment of product necessary to support its customers’ diverse needs. Additionally, merchandise inventories at January 31, 2006 included Crave product of $29.6 million, which was not included in the Company’s Consolidated Balance Sheet as of April 30, 2005.

Goodwill, net at January 31, 2006 was $36.4 million, compared to $3.4 million at April 30, 2005. The increase was due to goodwill associated with the acquisitions of Crave during the third quarter of fiscal 2006 and REPS during the first quarter of fiscal 2006. See Notes 3 and 6 of Notes to Consolidated Financial Statements for further information related to the acquisitions, and the related goodwill and intangible assets, respectively.

Intangible assets, net at January 31, 2006 was $43.7 million, compared to zero at April 30, 2005. These intangible assets relate to the Company’s newly acquired subsidiaries, Crave and REPS, and are comprised of trademark, customer relationships, non-compete agreements, software development costs and license advances. See Notes 3 and 6 of Notes to Consolidated Financial Statements for further information related to the Crave and REPS acquisitions and the related goodwill and intangible assets, respectively.

Debt, current portion was $5.4 million at January 31, 2006, compared to zero at April 30, 2005. This increase was due to borrowings against the Company’s line of credit to finance the Crave acquisition.

Accounts payable was $266.4 million at January 31, 2006, compared to $133.3 million at April 30, 2005. This increase was primarily a result of the Company’s maintaining a higher level of inventory, as previously mentioned, and the timing of vendor payments related to increased inventory purchases for the holiday season. Accounts payable at January 31, 2006 included Crave accounts payable of $9.1 million, which was not included in the Company’s Consolidated Balance Sheet as of April 30, 2005.

Debt, non-current was $97.0 million at January 31, 2006, compared to zero at April 30, 2005. This increase was due to borrowings against the Company’s line of credit to finance the Crave acquisition.

During the third quarter of fiscal 2006, the Company repurchased 500,000 shares of its common stock at an average price of $12.97 per share. As of January 31, 2006, the Company had repurchased 1,874,000 shares, or 57% of the authorized shares under the current 15% share repurchase program approved by its Board of Directors.

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

Liquidity and Capital Resources

The Company has an unsecured line of credit with a consortium of banks. In November 2005, the credit agreement was amended whereby the expiration date was extended from August 2007 to November 2010 and the line of credit was increased from $150.0 million to $250.0 million. This facility will be incrementally reduced to $200.0 million through 2009 (a $10.0 million reduction in November 2007, a $20.0 million reduction in November 2008, and a $20.0 million reduction in November 2009). Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to finance the acquisition of Crave Entertainment Group, fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as payments of cash dividends and repurchases of common stock under the Company’s share repurchase program. The Company had borrowings of $102.4 million against its line of credit at January 31, 2006 and no borrowings as of April 30, 2005.

On February 7, 2006, the Company entered into an interest rate swap agreement on $75.0 million of outstanding debt considered to be long-term on that date. This long-term outstanding debt was principally incurred to finance the Crave acquisition. The amount of the swap agreement will incrementally reduce to $50.0 million in April 2007, to $25.0 million in April 2008, and will expire in April 2009. The interest rate is fixed at 4.9675%, plus a charge that varies based on the ratio of debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the revolving credit agreement.

As a result of the acquisition of REPS in the first quarter of fiscal 2006, the Company has recorded short-term notes payable totaling $1.3 million subject to any indemnification claims and confirmation of the purchase price, respectively. In February 2006, the Company paid $250,000 of these short-term notes payable.

See Note 3 of Notes to Consolidated Financial Statements for more information related to the acquisitions of Crave and REPS.

On November 22, 2005 the Company announced a quarterly cash dividend of $0.08 per share. As a result, $1.6 million was paid on January 6, 2006 to shareholders of record at the close of business on December 21, 2005. For each of the nine-month periods ended January 31, 2006 and January 31, 2005, dividends totaling $5.0 million were paid to shareholders.

Net cash used by operating activities for the nine months ended January 31, 2006 was $48.6 million, compared to net cash used by operating activities of $20.4 million for the same nine-month period of last year. This increase was principally due to unfavorable year-over-year changes in accounts payable balances and net income of $20.0 million and $9.7 million, respectively, partially offset by a favorable year-over-year change in accounts receivable balances of $6.7 million and a reduction in non-cash charges of $1.8 million in the nine-month period ended January 31, 2006 versus the comparable period last year.

Net cash used by investing activities was $153.2 million for the nine months ended January 31, 2006, compared to net cash used by investing activities of $12.0 million for the nine months ended January 31, 2005. This change was predominately due to an increase in cash investments in Crave and REPS of $122.8 million and $19.1 million, respectively.

Net cash provided from financing activities was $177.6 million for the nine months ended January 31, 2006 compared to net cash used by financing activities of $17.9 million for the comparable nine-month period of last year. This change was principally due to an increase in net debt issuances of $102.3 million, an increase in checks issued in excess of cash balances of $74.7 million, predominately due to the timing of payments to vendors in the U.S. and UK, and a decline in the amount used to repurchase the Company’s common stock of $19.1 million over the comparable nine-month period last year.

The following table summarizes the Company’s contractual cash obligations and commitments as of January 31, 2006 along with their expected effects on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt obligations	$102,385	$5,385	$97,000	$—	$—
Notes payable	1,250	1,250	—	—	—
Operating leases	33,729	2,152	20,227	5,442	5,908
Less: operating sub-leases	(1,803)	(102)	(1,225)	(476)	—
Purchase obligations	22,024	22,024	—	—	—
Other obligations	108,926	4,348	40,281	26,343	37,954
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$269,872	$38,418	$156,283	$31,309	$43,862

Operating leases represent non-cancelable operating leases entered into by the Company, primarily related to buildings and other equipment. Purchase obligations were those entered into through the normal course of business, principally related to the purchase of inventory. Other obligations mainly include contractual commitments for information technology related services.

Outlook

The Company’s current customer base primarily operates in the mass merchant and leading retailer segment of the music and video game industries. In the U.S., music sales in the mass merchant segment declined by approximately 3% during the Company’s third fiscal quarter compared to the same period last year. Music industry sales overall declined by approximately 6% during this same period. This is the second consecutive quarter of declines in the mass merchant’s segment. The video game industry has also shown a decline for five consecutive months ending in January 2006.

Declining music industry sales and uncertainty about the success of upcoming new music releases, coupled with the recent softness in console video game industry sales are expected to have a negative impact on the Company’s near-term operating performance. Accordingly, the Company expects its operating results for the balance of its fiscal year 2006 to be substantially below the same period of the prior year. The uncertainty surrounding these factors precludes the Company from providing more specific guidance at this time. Should these industry factors continue, the Company will re-evaluate if it is appropriate to provide future earnings guidance.

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

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of January 31, 2006 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the third fiscal quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting with the exception of implementation of internal controls relating to Crave Entertainment Group, which was acquired on November 22, 2005. The Company’s disclosure controls and procedures have been updated to ensure the financial information of Crave has been properly reported.

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

Item 1A.	Risk Factors

As a result of the acquisition of Crave Entertainment Group on November 22, 2005, trends in the video game industry may now have a direct impact on the Company’s financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The table below sets forth information with respect to shares repurchased under the 15% authorization in the third quarter ended January 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 30, 2005 through December 3, 2005	152,000	$13.280	152,000	1,742,142
December 4, 2005 through December 31, 2005	213,500	$13.069	213,500	1,528,642
January 1, 2006 through January 31, 2006	134,500	$12.480	134,500	1,394,142

Total	500,000	$12.975	500,000	1,394,142

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

HANDLEMAN COMPANY

DATE: March 10, 2006	BY:	/s/ Stephen Strome
STEPHEN STROME Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: March 10, 2006	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR. Senior Vice President and Chief Financial Officer (Principal Financial Officer)