Form 10-K
period 2006-04-29
HANDLEMAN CO /MI/
filed 2006-06-30
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2006

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK $.01 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of October 29, 2005 was $251,464,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 16, 2006 was 20,017,730.

DOCUMENTS INCORPORATED BY REFERENCE

Handleman Company’s definitive Proxy Statement to be filed for the 2006 Annual Meeting of Shareholders is incorporated by reference into Part III, with the exception of the Compensation Committee Report and Audit Committee Report contained therein.

PART I

Item 1.	BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the “Company” or “Handleman” or “Registrant”), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937.

Copies of the Forms 10-K, Forms 10-Q, Forms 8-K and all amendments to those reports are available, as soon as reasonably practicable after said material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge on the Registrant’s website, www.handleman.com. The Company’s Code of Business Conduct and Ethics (“Code”) is also available on the Company’s website, as well as any changes to or waivers from the Code. The Company’s By-laws, Articles of Incorporation, Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, and Corporate Governance Guidelines are also available on the website. Written requests for copies of these materials may be directed to Investor Relations at the Company’s executive offices.

DESCRIPTION OF BUSINESS:

Handleman Company operates in two business segments: category management and distribution operations, and video game operations. As a category manager, the Company manages a broad assortment of prerecorded music titles to optimize sales and inventory productivity in leading retail stores in the United States (“U.S.”), United Kingdom (“UK”) and Canada. Services offered as a category manager include direct-to-store shipments, marketing and in-store merchandising. The video game operations are related to the Company’s subsidiary, Crave Entertainment Group, Inc. (“Crave”).

On November 22, 2005, the Company acquired the stock of privately-owned Crave. Crave is a distributor of video game hardware, software and accessories to major retailers throughout the U.S. This acquisition expands the Company’s customer base, broadens its product lines and allows growth opportunities for both segments’ organizations through cross-selling customers, services and products.

On June 24, 2005, the Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies.

The operating results of Crave and REPS have been included in the Company’s Consolidated Financial Statements since their dates of acquisition. See Note 2 of Notes to Consolidated Financial Statements for additional information related to the acquisitions.

The following table sets forth revenues and the percentage contribution to revenues from continuing operations for the fiscal years ended April 29, 2006 (“fiscal 2006”), April 30, 2005 (“fiscal 2005”) and May 1, 2004 (“fiscal 2004”) (in millions of dollars):

	Fiscal Years Ended
	April 29, 2006 (52 weeks)	April 30, 2005 (52 weeks)	May 1, 2004 (52 weeks)
Category management and distribution operations	$1,226.9	$1,260.6	$1,214.0
% of Total	93.5	100.0	99.8
Video game operations	85.5	—	—
% of Total	6.5	—	—
Corporate income, including eliminations	—	—	2.3
% of Total	—	—	0.2

Total revenues from continuing operations	$1,312.4	$1,260.6	$1,216.3

Category Management and Distribution Operations

As a category manager and distributor of pre-recorded music, the Company creates value for its customers by leveraging its core competencies of intellectual services, field services and logistic services. Using these competencies, the Company manages the selection, acquisition, delivery, retail ticketing, display and return of music product for the Company’s retail customers’ (“retailers”) stores. The following discussion pertains to these activities:

•	Intellectual services represent the systems and thought leadership provided by employees. Music is both a local and national business requiring that products selected for each store meet the demand of consumers who frequent each individual store. These intellectual services enable the Company to get the right product, in the right quantity, to the right store at the right time.

•	Field services are executed through the Company’s in-store service organization in conjunction with the use of proprietary systems. The Company’s field service staff visits retailers’ stores to execute a variety of merchandising responsibilities, including verifying that product has been placed on display, ensuring that the department is properly merchandised and that top-hit product is available, setting up point-of-purchase displays, reordering product with low inventory levels or required for local events, and ensuring that new product is displayed on the new release date. The field service staff also contributes to managing inventory turns by monitoring store inventory levels, identifying slow moving product and returning merchandise to the Company’s automated distribution centers.

•	Logistic services represent all the activities that occur within the Company’s automated distribution centers, including order management, shipping and returns handling. The Company bypasses the retailers’ distribution centers and ships “shelf-ready” product (i.e., product which includes store specific price tickets, theft deterrent devices and special displayers), directly to thousands of retail store locations. The Company also makes frequent shipments of less than case lot quantities to each store to tailor each store’s inventory to its changing consumer demand.

The Company distributes throughout vast geographic regions, but adapts individual store selections to local tastes. In fiscal 2006, approximately 76% of the Company’s revenues were in North America and approximately 24% were in the UK.

The music industry, in which the Company predominately operates, is seasonal in nature. Approximately 33% of U.S. music industry sales occur during the last three months of the calendar year, with the month of December accounting for approximately 18% of annual sales. Therefore, in order to meet consumer demand, the Company’s second and third fiscal quarters ended October 29, 2005 and January 31, 2006, respectively, represented a higher proportion of annual revenues and net income than did its first and fourth quarters ended July 30, 2005 and April 29, 2006, respectively. As a result of the seasonal nature of the Company’s business, certain working capital items are higher at some interim reporting dates than at others. For example, inventory and accounts payable are typically higher at the end of the Company’s second quarter as a result of increased inventory purchases in anticipation of higher holiday season shipments, whereas accounts receivable is typically higher at the end of the Company’s third quarter due to accounts receivable from holiday season shipments not yet paid by customers. See Note 14 of Notes to Consolidated Financial Statements for disclosure of quarterly results which indicates the seasonality of the Company’s business.

Vendors

The Company purchases from many different vendors. The volume of purchases from individual vendors fluctuates from year to year based upon the salability of selections being offered by such vendors. Though a small number of major, financially sound vendors account for a high percentage of purchases, product must be selected from a variety of additional vendors in order to maintain an adequate selection for consumers. The Company closely monitors its inventory exposure and accounts payable balances with smaller vendors that may not have the financial resources to honor their return commitments.

Since the public’s taste for the products the Company supplies is broad and varied, Handleman is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Since substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, the Company’s exposure to markdown risk is limited unless vendors are unable to fulfill their return obligations or non-salable product purchases exceed vendor return limitations. Vendors offer a variety of charge-based return programs whereby, a penalty is charged based on a per unit rate or a percentage of product value. Accordingly, the Company may possess in its inventories non-salable product that can only be returned to vendors with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendors’ return policies.

The Company generally does not have distribution contracts with its vendors; consequently, its relationships with them may be discontinued at any time by such vendors or by Handleman.

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

The Company must anticipate consumer demand for individual titles. In order to maximize sales, the Company must be able to immediately react to “breakout” titles while simultaneously minimizing inventory exposure for artists or titles that do not sell.

Customers are also offered a variety of “value-added” services:

Store Service:    Sales representatives visit individual retail stores and meet with store management to discuss upcoming promotions, special merchandising efforts, department changes, current programs, or breaking releases which will increase revenues. They also monitor inventory levels, check merchandise displays and install point-of-purchase advertising materials. The Company is in the process of integrating its field service organization and business model into the REPS organization, following the acquisition of REPS. This integration will achieve cost savings through synergies and allow the Company to more efficiently service its customers.

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

The table below sets forth percentage contribution to revenues from continuing operations for the Company’s two largest customers:

	Fiscal Years Ended
	April 29, 2006	April 30, 2005	May 1, 2004
Wal-Mart Stores, Inc.	74%	74%	68%
Kmart Corporation	9	15	17

Total percentage of revenues from continuing operations	83%	89%	85%

Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance of, or a significant unfavorable change in, the relationship with either of the two largest customers would have a materially adverse effect upon the Company’s future sales and earnings.

During the fourth quarter of fiscal 2005, the Company announced a change in its business relationship with Kmart. Effective during the first quarter of fiscal 2006, Handleman Company continued to provide category management and distribution to approximately 1,070 Kmart stores, whereas another supplier began to provide music to Kmart’s remaining stores (approximately 400). In addition, Kmart assumed responsibility for the performance of in-store merchandising in all of its stores. The Company’s annual revenues were reduced by approximately $47.0 million due to these changes in its business arrangement with Kmart.

During the fourth quarter of fiscal 2006, the Company announced that it will provide distribution, in-store merchandising and category management support for music, video and video games to Tesco PLC beginning in April 2007. Tesco, the largest supermarket and general merchandise retailer in the United Kingdom, is also one of the world’s leading international retailers. This agreement allows Handleman Company to extend its core services to over 700 Tesco stores in the United Kingdom and is expected to generate approximately $50 million in annual revenue for the Company.

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

The Company utilizes its proprietary systems and a third party Enterprise Resource Planning (“ERP”) suite of software products to automate and integrate the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. The inventory management system also provides the basis for title specific billing which allows the Company to better serve its customers.

The Company has automated distribution equipment in its distribution facilities located in Indianapolis, Indiana; Richmond, Virginia; Toronto, Ontario; and Warrington, United Kingdom. The Company began distributing new release titles from the Richmond facility during the second quarter of fiscal 2006. This facility supports quicker replenishment, reduces operating costs and improves in-store availability, allowing the Company to better serve customers while improving profitability.

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

Competition

Handleman is primarily a category manager of music products, whose business is highly competitive as to both price and alternative supply arrangements. Besides competition among the Company’s customers, the Company’s customers compete with alternative sources from which consumers could acquire the same product, such as (1) specialty retail outlets, (2) electronic specialty stores, (3) record clubs, (4) internet direct sales, including direct to home shipment and direct downloading through a consumer’s home computer, and (5) music product piracy via the internet. New methods of in-home delivery of entertainment software products are continually being introduced. The Company also competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers have “vertically integrated” so as to provide their own category management and/or in-store merchandising. Some of these companies, however, also purchase from independent category managers.

Although Handleman Company cannot make any assurances, it believes that the distribution of home entertainment products will remain highly competitive and that customer service, sales to consumers and continual progress in operational efficiencies are the keys to growth and profitability in this competitive environment.

Other Developments

During fiscal 2006, the Company successfully completed the implementation of an ERP suite of software products in its U.S. operations. This integrated, flexible system facilitates the Company’s growth with existing and new customers. This implementation involved replacing or modifying certain legacy systems and was done as a phased approach over a three-year period in order to mitigate risks, including capturing data, inventory management and supply chain disruptions. The Company has begun implementation of the ERP suite in its Canadian operations and is expected to be completed in the first quarter of fiscal 2007; implementation of the ERP suite in the UK operations is expected be completed in late fiscal 2007. There can be no assurances that the Company will successfully implement these new systems as planned or that they will occur without supply chain disruptions or without impacts on inventory management. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a materially adverse effect on the Company’s financial condition and results of operations.

During fiscal 2005, the Company launched Artist to Market Distribution (“A2M”), an independent music distributor and wholly-owned subsidiary. A2M is designed to work directly with branded artists and artists’ management to streamline the supply chain, and deliver new music product to the marketplace at a lower cost. Since inception, the Company has signed exclusive distribution agreements with four established artists. Revenues from A2M do not represent a significant portion of the Company’s consolidated revenues.

Video Game Operations

Video game operations, a new operating segment for Handleman Company, was added as a result of the Company’s acquisition of Crave Entertainment Group, Inc. Crave, through one of its subsidiary companies, purchases video game software, hardware and accessories from first and third party hardware and software manufacturers, which support all Sony, Nintendo and Microsoft video game platforms. Following the acquisition, Crave’s distribution operations were consolidated into the Company’s automated distribution center in Indianapolis, Indiana. This consolidation allows for cost savings through synergies and economies of scale. Product is shipped directly to major retailers throughout the United States. In addition to general distribution, Crave also offers its retail customers:

•	Integrated vendor managed inventory;

•	Direct-to-store shipments of shelf ready products;

•	Assortment planning and product procurement;

•	Promotional planning and execution;

•	Merchandising and display support; and

•	Dedicated support personnel.

Crave also publishes video game titles under its Crave Entertainment brand. Titles are released in the value-price category and are distributed by Crave.

The Crave acquisition expanded the Company’s customer base, broadened its product line and provides growth opportunities for both organizations through cross-selling customers, services and products.

Discontinued Operations

In the second quarter of fiscal 2004, the Company sold its Anchor Bay Entertainment subsidiary companies within its former proprietary operations business segment, North Coast Entertainment. The sale of Anchor Bay Entertainment allowed the Company to focus on its core category management and distribution competencies. In accordance with accounting guidance, the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction. The sale was completed on December 11, 2003.

* * * * * * * * * *

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s activities.

As of April 29, 2006, the Company had approximately 2,600 employees; none were unionized.

Item 1A.	RISK FACTORS

During fiscal 2006, the Company completed an enterprise risk management initiative to identify the Company’s major risks and implemented procedures to monitor and control such exposures. Identified risks were categorized into three areas – strategic, financial/compliance and operational, and were ranked based on the likelihood of occurrence and the impact to the business should the risk occur. These risks, and other information included in this Annual Report on Form 10-K, should be carefully considered. If any of the risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected. The following represent Handleman’s most significant risk factors:

Customer Concentration – Handleman Company generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or the Company without penalty. The discontinuance of, or a significant unfavorable change in, the relationship with either of the Company’s two largest customers would have a materially adverse effect upon the Company’s future sales and earnings. The Company’s two largest customers represented approximately 83% of the Company’s consolidated revenues during fiscal 2006. In addition, the Company must be cognizant of the possibility of impacting its existing customer’s business while executing the Company’s defined growth strategy of expanding and diversifying its customer base.

Product Line Concentration – The music industry, in which the Company predominately operates, can experience significant downward trends due to a lack of successful new releases. In addition, physical music product sales have been eroded by the growth in consumption of digital music, acquired from both legal and illegal channels. Future reductions in music product sales would have an adverse effect on the Company’s future sales and earnings.

Gross Margin Compression – The Company’s gross margin as a percentage of revenues has decreased in recent years as a greater proportion of the Company’s revenues have been in the UK, which carry a lower gross margin as a percentage of revenues than the Company’s consolidated rate. Additionally, increased revenues attributable to less than full category management services, which carry a lower gross margin percentage of revenues than full category management services, have negatively impacted the Company’s gross margin.

Inventory Management – As a category manager and distributor of pre-recorded music, the Company manages the selection, delivery, retail ticketing and return of music product for its customers. The Company relies on its proprietary systems to manage store inventory levels to ensure the right product is in the right customer stores at the right time for consumers to purchase. As a result, the Company must also manage its warehouse inventory levels and assortment by buying smarter from its vendors and managing customer returns in order to avoid the risk of obsolescence and excess inventory levels.

Reliance on Third-Party Carriers – The Company relies on third-party carriers for delivery of product from its distribution centers to its customers’ retail store locations. An interruption in service may result in a temporary delay in product shipments.

Compliance with Debt Covenants – The Company has an unsecured line of credit agreement with a consortium of banks. Management relies on the revolving credit agreement, along with cash provided from operations, to provide sufficient liquidity to finance acquisitions, fund the Company’s day-to-day operations, pay cash dividends and repurchase common stock. This agreement contains certain restrictions and covenants, relating to, among others, minimum debt service ratio, maximum leverage ratio and minimum consolidated tangible net worth. Given the seasonal nature of the Company’s business and reliance on forecasted operating results and forecasted cash balances, the Company must continually monitor these covenants to ensure compliance. Failure to satisfy these bank covenants may result in defaulting on its loan agreement.

Business Continuity Program – As with any company, Handleman has risk associated with potential disasters that may result in the interruption of service or the discontinuance of operations. Such threats could be natural (i.e. flooding, fire, tornado, hurricane, epidemic), technical (i.e. power failure, HVAC failure, IT hardware/software failure, communication failure) or human (i.e. robbery, terrorism, chemical spill, sabotage, vehicle crashes, work stoppage). To prepare for potential disruptions, Handleman Company has a dedicated team of employees who have developed and implemented Business Continuity Programs, including Emergency Response & Safety Plans and Incident (Crisis) Management Plans for its major facilities. In addition, the Company has implemented an Information Technology Disaster Recovery strategy for its major production environment. The Company will continue to analyze the recovery plans for its major facilities. Additionally, the Company is in the process of defining alternate recovery facilities for its corporate office, alternate shipping strategies for its distribution centers and strategies for its secondary information technology infrastructure. Nevertheless, future disasters could adversely affect the Company’s business.

Foreign Exchange – The UK and Canadian operations are exposed to foreign exchange rate fluctuations as their financial results are translated from the local currency into U.S. dollars upon consolidation. As exchange rates fluctuate, operating results, when translated, may differ materially from expectations. In addition, the Company is subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement.

Effective Execution of the Company’s Business Growth Strategy – The Company’s growth strategy is based on leveraging its core competencies of intellectual services, field services and logistic services. The Company has identified three growth platforms—expanding its core category management and distribution business model with existing and new customers; extending its core competencies within adjacent categories, markets and channels; and identifying strategic transactions aligned with its core competencies. The Company’s future operating results will depend, among other things, on its success in implementing its strategic growth plan, including successfully integrating its recent acquisitions.

Information Systems – The Company relies heavily on information systems for day-to-day operations, as well as providing a competitive advantage for its intellectual services core competency. The Company has elected to outsource a portion of application development and technology support to a third party. The failure of information systems to perform as designed, or an interruption of these information systems for a significant period of time could disrupt the Company’s business and adversely affect sales and profitability.

Competition – The Company’s business is highly competitive as to both price and alternative supply arrangements. In addition to competition among the Company’s customers, the Company’s customers compete with alternative sources from which consumers could acquire the same product, such as (1) specialty retail outlets, (2) record clubs, (3) internet direct sales, including direct to home shipment and direct downloading through a consumer’s home computer, and (4) music product piracy via the internet. Additionally, new methods of in-home delivery of entertainment software products are continually being introduced. The Company also competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers are “vertically integrated” so as to provide their own category management and/or in-store merchandising. Some of these companies, however, also purchase from independent category managers. Increases in competition could materially affect the Company’s business.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments to report.

Item 2.	PROPERTIES

As of April 29, 2006, the Company occupied leased warehouses located in Indianapolis, Indiana; Richmond, Virginia; Toronto, Ontario; Warrington, United Kingdom; as well as seven leased satellite offices ranging in size from 1,400 square feet to 7,500 square feet, located in the states of Maryland, Michigan, Minnesota, California, Tennessee and Arkansas, as well as the Canadian province of Quebec. Crave Entertainment Group leases its 15,100 square foot corporate office in Newport, California.

The Company owns its 130,000 square foot corporate office building located in Troy, Michigan.

Item 3.	LEGAL PROCEEDINGS

See Notes 2 and 3 of Notes to Consolidated Financial Statements for a discussion of contingencies related to the Company’s acquisitions and discontinued operations, respectively.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2006, Handleman Company had no submission of matters to a vote of security holders.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “HDL.”

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	April 29, 2006			April 30, 2005
Quarter	Low	High	Close	Low	High	Close
First	$15.00	$18.81	$17.72	$21.10	$23.75	$21.47
Second	10.76	17.65	12.26	19.60	22.09	21.51
Third	10.84	14.65	11.88	18.61	23.84	19.45
Fourth	8.26	12.19	8.54	17.06	21.90	17.35

As of June 16, 2006, the Company had 2,703 shareholders of record.

Below is a summary of the dividends declared during the past two fiscal years:

	Fiscal Years Ended
	April 29, 2006	April 30, 2005
First quarter	$.08	$.07
Second quarter	.08	.07
Third quarter	.08	.08
Fourth quarter	.08	.08

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The table below sets forth information with respect to shares repurchased under the 15% authorization in the fourth quarter ended April 29, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2006 through March 4, 2006	—	—	—	1,394,142
March 5, 2006 through April 1, 2006	90,000	$9.385	90,000	1,304,142
April 2, 2006 through April 29, 2006	80,000	$8.961	80,000	1,224,142

Total	170,000	$9.185	170,000	1,224,142

Item 6.	SELECTED FINANCIAL DATA
HANDLEMAN COMPANY
FIVE-YEAR REVIEW
(in thousands of dollars except per share data and ratios)

Fiscal 2006 operating results include those of REPS LLC and Crave Entertainment Group, Inc. since their dates of acquisition. Amounts related to operations at Anchor Bay Entertainment have been classified as discontinued operations for all periods presented as a result of the sale of those subsidiary companies during fiscal 2004. Accordingly, income from continuing operations for fiscal 2005 and 2004 substantially included only category management and distribution operations. Fiscal 2003 and 2002, though predominately reflective of category management and distribution operations, also included (i) results from Madacy Entertainment, which was sold during fiscal 2003, and (ii) activity from remaining proprietary operations, other than those companies that were sold during fiscal 2004. See Notes 2, 3 and 12 of Notes to Consolidated Financial Statements for additional information regarding the Company’s acquisitions, discontinued operations and operating segments, respectively.

	Fiscal 2006 (52 weeks)	Fiscal 2005 (52 weeks)	Fiscal 2004 (52 weeks)	Fiscal 2003 (53 weeks)	Fiscal 2002 (52 weeks)
SUMMARY OF OPERATIONS:
Revenues	$1,312,404	$1,260,585	$1,216,311	$1,279,582	$1,252,636
Gross profit, after direct product costs	225,476	244,251	251,147	262,740	259,774
Selling, general & administrative expenses	210,029	193,412	199,969	205,695	215,086
Impairment of subsidiary assets	—	—	—	33,100	5,693
Interest expense	4,808	555	995	1,103	1,618
Investment income	(6,736)	(3,012)	(1,636)	(1,333)	(989)
Income from continuing operations	14,818	34,883	33,988	19,846	30,202
Income (loss) from discontinued operations *	(1,250)	(687)	1,849	5,028	4,828
Net income	13,568	34,196	35,837	24,874	35,030
Pro forma net income – excluding goodwill amortization expense, net of related income taxes **	13,568	34,196	35,837	24,874	39,929
Weighted average number of shares outstanding
— basic	20,806	22,500	24,521	26,046	26,656
— diluted	20,962	22,584	24,661	26,046	26,842

PER SHARE DATA:
Income (loss) per share:
Continuing operations
— basic	$0.71	$1.55	$1.39	$0.76	$1.13
— diluted	0.71	1.54	1.38	0.76	1.13
Discontinued operations
— basic	(0.06)	(0.03)	0.07	0.19	0.18
— diluted	(0.06)	(0.03)	0.07	0.19	0.18
Net income
— basic	0.65	1.52	1.46	0.95	1.31
— diluted	0.65	1.51	1.45	0.95	1.31
Pro forma earnings per share – excluding goodwill amortization expense, net of related income taxes **
— basic	$0.65	$1.52	$1.46	$0.95	$1.50
— diluted	0.65	1.51	1.45	0.95	1.49
Dividends per share	$0.32	$0.30	$0.21	—	—

BALANCE SHEET DATA:
Merchandise inventories	$128,844	$115,672	$105,472	$119,979	$150,646
Total assets	575,031	476,999	494,592	526,693	601,969
Debt, non-current	83,600	—	—	3,571	53,749
Working capital	228,343	227,523	232,877	198,716	192,370
Shareholders’ equity – ending	296,989	298,883	308,866	309,975	287,552

FINANCIAL RATIOS:
Working capital ratio (Current assets/current liabilities)	2.3	2.4	2.3	2.0	1.8
Inventory turns (Direct product costs/average inventories throughout year)	6.2	6.7	6.7	6.2	5.8
Debt to total capitalization ratio (Debt, non-current/debt, non-current plus shareholders’ equity)	22.0%	0.0%	0.0%	1.1%	15.7%
Return on assets (Net income/average assets)	2.6%	7.0%	7.0%	4.4%	5.9%
Return on beginning shareholders’ equity (Net income/beginning shareholders’ equity)	4.5%	11.1%	11.6%	8.7%	13.9%

*	Includes a pre-tax loss on disposal of subsidiary companies of $1,938 for the fiscal year ended April 29, 2006, $1,078 for the fiscal year ended April 30, 2005 and $1,829 for the fiscal year ended May 1, 2004.

**	See Note 5 of Notes to Consolidated Financial Statements for additional information related to goodwill amortization.

Item 7.	MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Handleman Company operates in two business segments: category management and distribution operations, and video game operations. As a category manager, the Company manages a broad assortment of prerecorded music titles to optimize sales and inventory productivity in leading retail stores in the United States (“U.S.”), United Kingdom (“UK”) and Canada. Services offered as a category manager include direct-to-store shipments, marketing and in-store merchandising. The video game operations are related to Crave Entertainment Group, Inc. (“Crave”).

On November 22, 2005, the Company acquired the stock of privately-owned Crave Entertainment Group, Inc. Crave is a distributor of video game hardware, software and accessories to major retailers throughout the U.S. This acquisition expands the Company’s customer base, broadens its product lines and allows growth opportunities for both organizations through cross-selling customers, services and products.

On June 24, 2005, the Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies.

The operating results of Crave and REPS have been included in the Company’s Consolidated Financial Statements since their dates of acquisition. See Note 2 of Notes to Consolidated Financial Statements for additional information related to the acquisitions.

Unless otherwise noted, the following discussion relates only to results from continuing operations.

The following table sets forth revenues and the percentage contribution to consolidated revenues from continuing operations for the fiscal years ended April 29, 2006, April 30, 2005 and May 1, 2004 (in millions of dollars):

	Fiscal Years Ended
	April 29, 2006 (52 weeks)	April 30, 2005 (52 weeks)	May 1, 2004 (52 weeks)
Category management and distribution operations	$1,226.9	$1,260.6	$1,214.0
% of Total	93.5	100.0	99.8
Video game operations	85.5	—	—
% of Total	6.5	—	—
Corporate income, including eliminations	—	—	2.3
% of Total	—	—	0.2

Total revenues from continuing operations	$1,312.4	$1,260.6	$1,216.3

Revenues from continuing operations by geographic area, which is based upon the country in which the legal subsidiary is domiciled, for the fiscal years ended April 29, 2006, April 30, 2005 and May 1, 2004 are as follows (in millions of dollars):

	Fiscal Years Ended
	April 29, 2006 (52 weeks)	April 30, 2005 (52 weeks)	May 1, 2004 (52 weeks)
United States	$848.7	$827.4	$840.8
United Kingdom	318.2	294.4	246.1
Canada	145.5	138.2	116.0
Other	—	0.6	13.4

Total revenues from continuing operations	$1,312.4	$1,260.6	$1,216.3

See Note 12 of Notes to Consolidated Financial Statements for information regarding long-lived assets by geographic region.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Company continually evaluates its estimates and assumptions, which are based on historical experience and other various factors that are believed to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of certain assets and liabilities. Historically, actual results have not significantly deviated from those determined using the estimates and assumptions described.

The following are the Company’s critical accounting estimates:

Recognition of Revenues and Future Returns – The Company recognizes revenues upon delivery of product to customers (“FOB destination”). As a category manager of music product and distributor of video game product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns which include both salable and non-salable product, as well as damaged merchandise, and provides credits for such customer returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimate for future returns and records adjustments as necessary.

Stock-Based Compensation – The Company has stock-based compensation plans in the form of stock options, performance shares, performance units and restricted stock. Beginning in fiscal 2004, the Company adopted the fair value based method of accounting for stock compensation plans, on a prospective basis, utilizing the Black-Scholes option pricing model. Under the fair value method, the Company measures awards as of the grant date and compensation expense is recognized over the service period, which is usually the vesting period. The Company includes the value of stock-based compensation in compensation expense; however, stock-based awards granted prior to adoption of the fair value method are accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Stock-based compensation expense is included as a component of selling, general and administrative expenses.

Pension Expense – The determination of pension obligation, costs and liabilities related to the Company’s pension plans is dependent upon its selection of certain assumptions provided to the Company’s third party actuaries. These assumptions may have an effect on the amount and timing of future contributions. Assumptions include discount rate, expected long-term rate of return on plan assets and rate of compensation increase. The discount rate assumption is based primarily on the results of a cash flow matching analysis, which matches the future cash outflows of the plan to a yield curve comprised of a hypothetical portfolio of zero coupon bonds. The expected long-term rate of return for the Company’s pension plan assets is based on historical returns for the different asset classes, weighted based on the median of the target allocation for each asset class. The compensation rate reflects the Company’s long-term actual experience and near-term outlook. Actual results could differ from the Company’s assumptions. Such differences are accumulated and amortized over future periods in accordance with accounting principles generally accepted in the United States of America, and therefore, generally affect the Company’s recognized expense and recorded obligation in future periods. The plan’s trustees conduct an independent valuation of the fair value of pension plan assets.

The April 29, 2006 funded status of the Company’s pension plans is affected by April 29, 2006 assumptions. Pension expense for fiscal 2006 is based on the plan design and assumptions as of April 30, 2005. Note that the following sensitivities may be asymmetric and are specific to fiscal 2006. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors is shown below (in thousands of dollars):

April 29, 2006
	Percentage Point Change	Pension Plans Funded Status	Equity	Fiscal 2006 Expense
Discount rate	+/-1 pt.	$7,809/$(9,851)	$0/$10,411	$(1,515)/$1,890
Actual return on assets	+/-1 pt.	490/(490)	—	—
Expected return on assets	+/-1 pt.	—	—	(491)/491

The foregoing indicates that changes in the discount rate can have a significant effect on the funded status of the Company’s pension plans, stockholders’ equity and expense. The Company cannot predict these bond yields or investment returns, and therefore, cannot reasonably estimate whether adjustments to its stockholders’ equity for minimum pension liability in subsequent years will be significant.

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

Inventory Valuation – Merchandise inventories are recorded at the lower of cost (average cost method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Substantially all of the Company’s inventory consists of compact discs and video game hardware and software, which are not substandard from a functional standpoint. Typically, the Company’s music suppliers offer return privileges for excess inventory quantities. Video game hardware and software are generally purchased as a one-way sale. Inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s music vendors generally offer some level of return allowances and price protection. On a quarterly basis, management reviews the Company’s carrying value of inventory from a lower of cost or market perspective and makes any necessary carrying value adjustments. The Company also conducts physical inventory counts on a quarterly basis.

Long-Lived Assets – At the end of each fiscal year, the Company evaluates the carrying value of long-lived assets for potential impairment by considering several factors, including management’s plans for future operations, recent operating results, market trends and other economic factors relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

General

During fiscal 2004, the Company sold its Anchor Bay Entertainment business unit. During fiscal 2006, the Company recorded pre-tax impairment charges of $1.9 million ($1.3 million after tax or $0.06 per diluted share), related to the sale of Anchor Bay. Of these charges, $0.6 million was recorded in the second quarter of fiscal 2006 and represented final settlement of certain royalty audit claims with a particular Anchor Bay Entertainment licensor. The remaining $1.3 million was recorded in the fourth quarter of fiscal 2006 and represented final settlement of adjustments to the sale proceeds in accordance with the sale agreement. During fiscal 2005, the Company recorded pre-tax impairment charges of $1.1 million ($0.7 million after tax or $0.03 per diluted share), related to the sale. Of these charges, $0.8 million was recorded in the second quarter of fiscal 2005 and represented the Company’s best estimate of amounts it expected to pay to settle certain royalty audit claims with the aforementioned licensor. The remaining $0.3 million was recorded in the fourth quarter of fiscal 2005 and represented expenses associated with the termination of a royalty agreement with another licensor. During fiscal 2004, the Company also recorded pre-tax impairment charges of $1.8 million ($1.9 million after tax in consideration of book to tax differences, or $0.07 per diluted share), related to the sale. Of these charges, $0.7 million was recorded in the second quarter of fiscal 2004 and included fees and legal expenses related to the sale transaction. The remaining $1.1 million was recorded in the fourth quarter of fiscal 2004 and related to the adjustment of the sale proceeds in accordance with the sale agreement. These charges, as well as the financial results of these companies, are reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company upon completion of the sale. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction.

Comparison of Fiscal 2006 with Fiscal 2005

Overview

The fiscal years ended April 29, 2006 and April 30, 2005 each consisted of 52 weeks.

Net income for fiscal 2006 was $13.6 million or $0.65 per diluted share, compared to $34.2 million or $1.51 per diluted share for fiscal 2005. Net income for fiscal years 2006 and 2005 included a loss of $1.3 million or $0.06 per diluted share and a loss of $0.7 million or $0.03 per diluted share, respectively, related to discontinued operations resulting from the sale of the Company’s Anchor Bay Entertainment business unit.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

For the fiscal year ended April 29, 2006, revenues increased to $1.31 billion from $1.26 billion for the fiscal year ended April 30, 2005. The improvement in year-over-year revenues was mainly due to the addition of $85.5 million and $19.2 million of revenues attributable to Crave and REPS, respectively, as well as increased revenues in the UK and Canadian operations of $23.8 million and $7.3 million, respectively. The increase in the UK revenue was the result of higher consumer purchases of music in mass merchant retailers, whereas the increase in Canadian revenues was primarily attributable to a strengthening of the local currency. These increases were offset, in part, by an $83.5 million decline in revenues in the U.S., of which 56% was related to the reassignment of a customer’s stores earlier in the fiscal year; and the remainder was related to general softness in the overall music industry.

Direct product costs as a percentage of revenues was 82.8% for fiscal 2006, compared to 80.6% for fiscal 2005. The increase in direct product costs as a percentage of revenues was primarily attributable to the following: (i) increased customer programs/promotions in the U.S. and UK contributed 0.8% and 0.3%, respectively, to the overall increase in direct product costs as a percentage of revenues; (ii) increased revenues attributable to less than full category management services, which carry higher direct product costs as a percentage of revenues than full category management services, contributed 0.9% to the overall increase in direct product costs as a percentage of revenues; and (iii) the addition of Crave revenues in fiscal 2006, which also carry a higher direct product cost as a percentage of revenues, contributing 0.4% to the overall increase in direct product costs as a percentage of revenues. Direct product costs for fiscal 2006 and 2005 included costs associated with acquiring and preparing inventory for distribution of $18.4 million and $15.4 million, respectively.

Selling, general and administrative (“SG&A”) expenses were $210.0 million or 16.0% of revenues for fiscal 2006, compared to $193.4 million or 15.3% of revenues for fiscal 2005. The increase in SG&A expenses over the comparable prior year period was primarily due to the inclusion of Crave and REPS expenses of $10.9 million and $10.4 million, respectively.

Income before interest expense, investment income and income taxes (“operating income”) for the fiscal year ended April 29, 2006 was $15.4 million, compared to operating income of $50.8 million for the fiscal year ended April 30, 2005. This decrease in operating income was predominately due to the increased direct product costs as a percentage of revenues as previously discussed.

Interest expense for fiscal 2006 was $4.8 million, compared to $0.6 million for fiscal 2005. This year-over-year increase was primarily due to increased borrowings made in the third quarter of this year to finance the acquisition of Crave.

Investment income for fiscal 2006 was $6.7 million, compared to $3.0 million for fiscal 2005. During fiscal 2006, the Company recorded investment income of $4.4 million related to cash received on the sale of an investment in PRN, a company that provides in-store media networks. This sale occurred during the Company’s second quarter of fiscal 2006. Under the terms of the sale agreement, the Company may receive additional proceeds of up to $1.5 million on the sale as follows: (i) approximately $1.1 million in September 2006 from funds in escrow, subject to general indemnification claims; and (ii) approximately $0.4 million in September 2009 from funds in escrow, subject to tax indemnification claims. Also during fiscal 2006, the Company recorded investment income of $0.9 million related to investment gains on assets held for the Company’s Supplemental Executive Retirement Plan (“SERP”), compared to $0.7 million recorded in fiscal 2005.

The effective income tax rate for fiscal 2006 was 14.7%, compared to an effective income tax rate of 34.5% for fiscal 2005. The significantly lower income tax rate in fiscal 2006 was due to the partial release of a valuation allowance related to a capital loss carryforward and the tax benefit from the cancellation of a worthless debt from an insolvent subsidiary, in the amounts of $2.1 million and $1.0 million, respectively.

Other

Accounts receivable at April 29, 2006 was $257.9 million, compared to $232.4 million at April 30, 2005. Accounts receivable at April 29, 2006 included balances for Crave and REPS of $19.3 million and $4.7 million, respectively, which were not included in the Company’s Consolidated Balance Sheet as of April 30, 2005.

Merchandise inventories at April 29, 2006 was $128.8 million, compared to $115.7 million at April 30, 2005. Merchandise inventories at April 29, 2006 included Crave product of $27.0 million, which was not included in the Company’s Consolidated Balance Sheet as of April 30, 2005. In addition, U.S. merchandise inventories were lower in fiscal 2006 compared to fiscal 2005, primarily resulting from increased product returns to vendors for credit throughout fiscal 2006, compared to those made in fiscal 2005.

Property and equipment, net decreased to $54.1 million at April 29, 2006 from $60.2 million at April 30, 2005. This decrease was a result of depreciation expense on fixed assets during fiscal 2006 of $16.8 million, exceeding fiscal 2006 additions to property and equipment of $10.4 million. Capital expenditures in fiscal 2006 were $6.6 million lower than capital expenditures in fiscal 2005.

Goodwill, net at April 29, 2006 was $36.9 million, compared to $3.4 million at April 30, 2005. The increase was due to goodwill associated with the acquisitions of Crave during the third quarter of fiscal

2006 and REPS during the first quarter of fiscal 2006. See Notes 2 and 5 of Notes to Consolidated Financial Statements for further information related to the acquisitions, and the related goodwill and intangible assets, respectively.

Intangible assets, net at April 29, 2006 was $43.3 million, compared to zero at April 30, 2005. These intangible assets relate to the Company’s newly acquired subsidiaries, Crave and REPS, and are comprised of trademark, customer relationships, non-compete agreements, software development costs and license advances. See Notes 2 and 5 of Notes to Consolidated Financial Statements for further information related to the acquisitions, and the related goodwill and intangible assets, respectively.

Other assets, net at April 29, 2006 was $33.6 million, compared to $21.6 million at April 30, 2005. This increase was due to prepaid pension costs of $10.4 million and an increase of $2.7 million related to the cash value of SERP assets held in trust.

Accounts payable was $144.4 million at April 29, 2006, compared to $133.3 million at April 30, 2005. Accounts payable at April 29, 2006 included Crave accounts payable of $3.1 million, which was not included in the Company’s Consolidated Balance Sheet as of April 30, 2005. The remainder of the increase was mainly due to the timing of payments to vendors.

Total debt was $87.6 million at April 29, 2006, of which $4.0 million was classified as current and $83.6 million was non-current, compared to zero at April 30, 2005. This increase was due to borrowings against the Company’s line of credit to finance the Crave acquisition.

During fiscal 2006, the Company repurchased a total of 1,648,100 shares of its common stock at a total cost of $21.9 million and an average purchase price of $13.31 per share; 19,989,830 shares remained outstanding as of April 29, 2006. As of April 29, 2006 the Company had repurchased 2,044,000 shares, or 63% of the authorized shares under the current 15% share repurchase program approved by its Board of Directors.

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

For the fiscal year ended April 30, 2005, revenues increased to $1.26 billion from $1.22 billion for the fiscal year ended May 1, 2004. The improvement in year-over-year revenues was mainly due to increased revenues in the United Kingdom and Canada of $48.3 million and $22.2 million, respectively, over the comparable prior year period. Approximately 53% and 61% of these revenue increases in the UK and Canada, respectively, were driven by higher consumer purchases of music in mass merchant retailers. The remaining increases in these countries primarily related to strengthened local currencies in each of these markets. These increases were partially offset by a decline in revenues of $13.0 million in the Mexico operation and $10.3 million from category management and distribution operations in the United States. The approximately 1% decrease in the U.S. was the result of the timing of year end shipments, which were recorded in accordance with the Company’s revenue recognition policy. Under this policy, revenues are recognized based upon delivery of product to the customer (“FOB destination” shipping terms).

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

Selling, general and administrative expenses for fiscal 2005 were $193.4 million or 15.3% of revenues, compared to $200.0 million or 16.4% of revenues for fiscal 2004. The decrease in SG&A expenses was mainly due to a reduction in stock-based compensation expense of $8.5 million, the absence of an accrual for disputed claims of $4.2 million that was recorded in fiscal 2004 and a decrease in operating expenses of $3.8 million related to the Mexico operation. These decreases in SG&A expenses were partially offset by an increase in (i) software amortization of $2.8 million resulting from the implementation of an Enterprise Resource Planning suite of products; (ii) information technology related services of $2.0 million; (iii) freight expense of $1.9 million; (iv) outside consulting services of $1.5 million; and (v) outside service expenditures of $1.4 million related to the Section 404 initiative as required by the Sarbanes-Oxley Act of 2002.

Operating income for the fiscal year ended April 30, 2005 was $50.8 million, compared to operating income of $51.2 million for the fiscal year ended May 1, 2004.

Interest expense for fiscal 2005 was $0.6 million, compared to $1.0 million for fiscal 2004. During the second quarter of fiscal 2004, the Company prepaid its outstanding debt under a senior note agreement with a group of insurance companies, in the amount of $7.1 million ($3.5 million was scheduled to mature in February 2004, with the remaining $3.6 million scheduled to mature in February 2005). As a result of the early payment in fiscal 2004, the Company incurred a pre-payment cost of $0.5 million, which is included in interest expense in fiscal 2004. The Company would have incurred interest expense of $0.6 million had it held the senior note to maturity.

Investment income for fiscal 2005 was $3.0 million, compared to $1.6 million for fiscal 2004. Fiscal 2005 investment income included investment gains on assets held for the Company’s U.S. SERP of $0.7 million. The year-over-year increase in investment income was due to higher interest income earned on cash balances within the UK.

The effective income tax rate for fiscal 2005 was 34.5%, compared to an effective income tax rate of 34.4% for fiscal 2004.

Liquidity and Capital Resources

The Company has an unsecured line of credit with a consortium of banks. In November 2005, the credit agreement was amended, whereby the expiration date was extended from August 2007 to November 2010 and the line of credit was increased from $150.0 million to $250.0 million. This facility will be incrementally reduced to $200.0 million through 2009 (a $10.0 million reduction in November 2007, a $20.0 million reduction in November 2008, and a $20.0 million reduction in November 2009). At April 29, 2006, maximum borrowings available under the credit agreement were $246.6 million after $3.4 million of outstanding letters of credit. The Company had borrowings of $87.6 million outstanding at that date, of which $4.0 million was classified as current and $83.6 million was classified as non-current, leaving a maximum of $159.0 million available for use. The Company had no borrowings as of April 30, 2005. The borrowing base under the revolving credit agreement is limited to the lesser of (a) $250.0 million, (b) 80% of the net accounts receivable balances plus 100% of the cash balances of the United States companies, Handleman Canada and Handleman UK; however, Handleman Canada and Handleman UK balances are included only to the extent of their intercompany balances, or (c) 3.0 times consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four most recently ended consecutive fiscal quarters of the Company, reducing to 2.75 times beginning April 30, 2007.

Management believes that the revolving credit agreement, along with cash provided from operations, will provide sufficient liquidity to finance the acquisition of Crave, fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as payments of cash dividends and repurchases of common stock under the Company’s share repurchase program.

On February 7, 2006, the Company entered into an interest rate swap agreement for a notional amount of $75.0 million in order to reduce variable interest rate exposure. This long-term outstanding debt was principally incurred to finance the Crave acquisition. The amount of the swap agreement will incrementally reduce to $50.0 million in April 2007, to $25.0 million in April 2008, and will expire in April 2009. The interest rate is fixed at 4.9675%, plus a charge that varies based on the ratio of debt to EBITDA, as defined in the Company’s revolving credit agreement.

As a result of the acquisition of REPS in the first quarter of fiscal 2006, the Company has recorded a short-term note payable totaling $1.0 million subject to any indemnification claims and confirmation of the purchase price, respectively. This amount is expected to be paid in June 2006.

For the fiscal year ended April 29, 2006, a total of $0.32 per share or $6.6 million in cash dividends were paid to shareholders, compared to a total of $0.30 per share or $6.7 million for the fiscal year ended April 30, 2005.

Working capital at April 29, 2006 was $228.3 million, compared to $227.5 million at April 30, 2005. The working capital ratio was 2.3 to 1 at April 29, 2006, compared to 2.4 to 1 at April 30, 2005.

Net cash provided from operating activities included in the Consolidated Statements of Cash Flows increased to $76.1 million for fiscal 2006 from $21.2 million for fiscal 2005. This increase in cash flows from operating activities was primarily related to favorable year-over-year changes in accounts receivable and inventory of $42.1 million and $31.8 million, respectively, primarily attributable to the acquisition of Crave. Additionally, cash flows from operating activities increased by $22.8 million due to a favorable year-over-year change in operating asset/liability balances. These increases were offset in part by unfavorable year-over year changes in net income, accounts payable balances (primarily attributable to the acquisition of Crave) and non-cash charges of $20.6 million, $15.9 million and $5.2 million, respectively.

Net cash used by investing activities was $161.0 million for fiscal 2006, compared to net cash used by investing activities of $6.4 million for fiscal 2005. This decrease in cash flows from investing activities was mainly due to the Company’s investments in Crave, REPS and other investments during fiscal 2006 of $123.3 million, $19.7 million and $4.6 million, respectively, as well as an unfavorable year-over-year change in short-term investments in auction rate securities of $9.9 million and license advances and acquired rights of $5.5 million. These decreases in cash flows from investing activities were offset by lower year-over-year additions to property and equipment of $6.6 million and cash proceeds of $4.4 million related to the sale of the Company’s investment in PRN, as previously discussed.

Net cash provided from financing activities was $63.0 million for fiscal 2006, compared to net cash used by financing activities of $51.1 million for fiscal 2005. This increase in cash flows from financing activities was predominately due to increased net borrowings of $87.6 million against the Company’s credit facility during fiscal 2006, used to finance the acquisition of Crave, as well as a decrease of $25.2 million in year-over-year repurchases of the Company’s common stock.

Net cash used by discontinued operations included in the Consolidated Statement of Cash Flows increased to $1.9 million for fiscal 2006 from $1.1 million for fiscal 2005. The Company sold its Anchor Bay Entertainment Business unit during fiscal 2004. See Note 3 of Notes to Consolidated Financial Statements for additional information related to discontinued operations and related payments during fiscal years 2006 and 2005.

The following table summarizes the Company’s contractual cash obligations and commitments as of April 29, 2006 along with their expected effects on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt obligations	$87,560	$3,960	$83,600	$—	$—
Interest payable	21,944	5,598	16,346	—	—
Notes payable	1,000	1,000	—	—	—
Operating leases	31,948	8,316	15,523	3,435	4,674
Less: operating sub-leases	(1,744)	(418)	(1,256)	(70)	—
Purchase obligations	18,059	18,059	—	—	—
Other obligations	103,756	13,693	35,454	18,650	35,959
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$265,884	$53,569	$149,667	$22,015	$40,633

Interest payable relates to current debt obligations and is based on both fixed and variable rates of interest that the Company expects to incur. Operating leases represented non-cancelable operating leases entered into by the Company, primarily related to buildings and other equipment. Purchase obligations were those entered into through the normal course of business, principally related to the purchase of inventory. Other obligations substantially included contractual commitments for information technology related services.

Outlook

Softness in the music and console video game industries is expected to have a continuing impact on the Company’s near-term operating performance. The Company has responded by initiating several strategies to lower costs. However, the Company expects operating results for its first quarter of fiscal 2007 to generate a greater loss than the loss it incurred during the first quarter of fiscal 2006. As in prior years, the first quarter is expected to be the weakest quarter of the Company’s fiscal year. The Company expects to return to profitability during its second quarter of fiscal 2007.

New Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (revised 2004),” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award; this cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Since the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” effective May 4, 2003, all stock-based awards issued after May 3, 2003 are being expensed over the vesting period using the fair value method. The Company is currently evaluating the new requirements under SFAS No. 123R and will adopt the provisions of this Statement at the beginning of fiscal year 2007, as required.

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

In March 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” was issued by the FASB. SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative and eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. The Company does not have any financial instruments that meet the criteria defined in this Statement as of April 29, 2006.

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

Management does not believe that inflation within the economies in which the Company conducts business has had a material effect on the Company’s results of operations.

The Company has not engaged in any related party transactions which would have had a material effect on the Company’s financial position, results of operations or cash flows.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, risks associated with the Company’s responsibilities required under its agreement with Tesco PLC, the ability to secure funding or generate sufficient cash required under the Company’s agreement with Tesco PLC, and to build and grow other new businesses, achieving the business integration objectives expected with the Crave Entertainment Group and REPS acquisitions, achievement of cost saving strategies completed or in the process of being implemented, changes in the music and console video game industries, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce inclusive of digital music and console video game distribution, success of new music and video game releases, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors discussed in this Form 10-K and those detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In order to reduce variable interest rate exposure on a portion of its borrowings, the Company entered into an interest rate swap agreement for a notional amount of $75.0 million. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding the interest rate swap agreement.

The Company has no additional market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 29, 2006 and April 30, 2005

Consolidated Statements of Income – For the Years Ended April 29, 2006, April 30, 2005 and May 1, 2004

Consolidated Statements of Shareholders’ Equity – For the Years Ended April 29, 2006, April 30, 2005 and May 1, 2004

Consolidated Statements of Cash Flows – For the Years Ended April 29, 2006, April 30, 2005 and May 1, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Handleman Company:

We have completed integrated audits of Handleman Company’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 29, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Handleman Company and its subsidiaries at April 29, 2006 and April 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective May 4, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of SFAS No. 123.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Handleman Company did not maintain effective internal control over financial reporting as of April 29, 2006, because of the effect of the Company not maintaining effective controls over the completeness and accuracy of revenue and the related valuation of accounts receivable, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of April 29, 2006, the Company did not maintain effective controls over the completeness and accuracy of revenue and the related valuation of accounts receivable. Specifically, controls over invoice cancellations were not effective to ensure revenue was recorded in the appropriate accounting period and that the corresponding accounts receivable were properly valued. This control deficiency resulted in an adjustment to the Company’s fiscal 2006 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the Company’s revenues and accounts receivable that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Crave Entertainment Group, Inc. from its assessment of internal control over financial reporting as of April 29, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006. We have also excluded Crave Entertainment Group, Inc. from our audit of internal control over financial reporting. Crave Entertainment Group, Inc. is a wholly-owned subsidiary of the Company that represents 19.3% and 6.5% of the consolidated total assets and consolidated revenues, respectively, as of and for the year ended April 29, 2006.

In our opinion, management’s assessment that Handleman Company did not maintain effective internal control over financial reporting as of April 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Handleman Company has not maintained effective internal control over financial reporting as of April 29, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan

June 30, 2006

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 29, 2006 and APRIL 30, 2005

(in thousands of dollars except share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,346	$30,826
Accounts receivable, less allowances of $13,658 in 2006 and $10,809 in 2005	257,942	232,409
Merchandise inventories	128,844	115,672
Other current assets	9,898	12,954

Total current assets	407,030	391,861
Property and equipment, net	54,099	60,180
Goodwill, net	36,938	3,406
Intangible assets, net	43,338	—
Other assets, net	33,626	21,552

Total assets	$575,031	$476,999

LIABILITIES
Current liabilities:
Debt, current portion	$3,960	$—
Notes payable	1,000	—
Accounts payable	144,401	133,319
Accrued and other liabilities	29,326	31,019

Total current liabilities	178,687	164,338
Debt, non-current	83,600	—
Other liabilities	15,755	13,778
Commitments and contingencies (Note 11)	—	—

Total liabilities	278,042	178,116

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized: 19,990,000 and 21,446,000 shares issued at April 29, 2006 and April 30, 2005, respectively	200	214
Accumulated other comprehensive income	16,067	7,250
Unearned compensation	(4,816)	(8,395)
Retained earnings	285,538	299,814

Total shareholders’ equity	296,989	298,883

Total liabilities and shareholders’ equity	$575,031	$476,999

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 and MAY 1, 2004

(in thousands of dollars except per share data)

	2006	2005	2004
Revenues	$1,312,404	$1,260,585	$1,216,311
Costs and expenses:
Direct product costs	(1,086,928)	(1,016,334)	(965,164)
Selling, general and administrative expenses	(210,029)	(193,412)	(199,969)

Operating income	15,447	50,839	51,178
Interest expense	(4,808)	(555)	(995)
Investment income	6,736	3,012	1,636

Income from continuing operations before income taxes	17,375	53,296	51,819
Income tax expense	(2,557)	(18,413)	(17,831)

Income from continuing operations	14,818	34,883	33,988

Discontinued operations (Note 3):
Income (loss) from operations of discontinued subsidiary companies (including loss on disposal of $1,938, $1,078 and $1,829 for the fiscal years ended April 29, 2006, April 30, 2005 and May 1, 2004, respectively)	(1,938)	(1,078)	4,177
Income tax (expense) benefit	688	391	(2,328)

Income (loss) from discontinued operations	(1,250)	(687)	1,849

Net income	$13,568	$34,196	$35,837

Income (loss) per share:
Continuing operations - basic	$0.71	$1.55	$1.39

Continuing operations - diluted	$0.71	$1.54	$1.38

Discontinued operations - basic	$(0.06)	$(0.03)	$0.07

Discontinued operations- diluted	$(0.06)	$(0.03)	$0.07

Net income - basic	$0.65	$1.52	$1.46

Net income - diluted	$0.65	$1.51	$1.45

Weighted average number of shares outstanding during the period:
Basic	20,806	22,500	24,521

Diluted	20,962	22,584	24,661

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 and MAY 1, 2004

(in thousands of dollars)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock		Foreign Currency Translation Adjustment	Minimum Pension Liability	Interest Rate Swap	Unearned Compen sation	Additional Paid-in- Capital	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
May 3, 2003	25,659	$257	$(591)	$(4,125)	$—	$(4,155)	$—	$318,589	$309,975

Net income								35,837	35,837
Adjustment for foreign currency translation			7,764						7,764
Minimum pension liability adjustment (net of tax of $823)				(1,402)					(1,402)

Comprehensive income, net of tax									42,199

Stock-based compensation:
Performance shares						(2,148)	5,995		3,847
Stock options	381	4				(504)	9,103		8,603
Restricted stock and other	48	—				(498)	1,010		512
Common stock repurchased	(2,633)	(26)					(51,144)		(51,170)
Reclassification of additional paid-in-capital to retained earnings							35,036	(35,036)	—
Cash dividends, $.21 per share								(5,100)	(5,100)

May 1, 2004	23,455	235	7,173	(5,527)	—	(7,305)	—	314,290	308,866

Net income								34,196	34,196
Adjustment for foreign currency translation			8,687						8,687
Minimum pension liability adjustment (net of tax of $1,574)				(3,083)					(3,083)

Comprehensive income, net of tax									39,800

Stock-based compensation:
Performance shares	41	—				(136)	2,357		2,221
Stock options	145	1				(523)	1,697		1,175
Restricted stock and other	55	1				(431)	1,162		732
Common stock repurchased	(2,250)	(23)					(47,143)		(47,166)
Reclassification of additional paid-in-capital to retained earnings							41,927	(41,927)	—
Cash dividends, $.30 per share								(6,745)	(6,745)

April 30, 2005	21,446	214	15,860	(8,610)	—	(8,395)	—	299,814	298,883

Net income								13,568	13,568
Adjustment for foreign currency translation			271						271
Minimum pension liability adjustment (net of tax of $4,683)				8,362					8,362
Interest rate swap (net of tax of $101)					184				184

Comprehensive income, net of tax									22,385

Stock-based compensation:
Performance shares	153	2				1,879	1,332		3,213
Stock options	10	—				1,230	(1,002)		228
Restricted stock and other	29	—				470	377		847
Common stock repurchased	(1,648)	(16)					(21,913)		(21,929)
Reclassification of additional paid-in-capital to retained earnings							21,206	(21,206)	—
Cash dividends, $.32 per share								(6,638)	(6,638)

April 29, 2006	19,990	$200	$16,131	$(248)	$184	$(4,816)	$—	$285,538	$296,989

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 and MAY 1, 2004

(in thousands of dollars)

	2006	2005	2004
Cash flows from operating activities:
Net income	$13,568	$34,196	$35,837

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	16,776	17,636	16,038
Amortization of acquisition costs	2,869	—	—
Recoupment/amortization of acquired rights	3,419	—	9,417
Gain on sale of investment	(4,390)	—	—
Unrealized investment income	(935)	(736)	—
Loss on disposal of property and equipment	752	1,192	1,328
Impairment of subsidiary assets	—	—	1,829
Deferred income taxes	(2,610)	5,009	4,723
Stock-based compensation	4,203	2,215	9,049
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	30,730	(11,348)	(31,769)
Decrease (increase) in merchandise inventories	23,782	(8,035)	6,261
Decrease (increase) in other operating assets	4,265	(3,423)	2,698
Decrease in accounts payable	(16,021)	(141)	(25,652)
(Decrease) increase in other operating liabilities	(261)	(15,389)	9,298

Total adjustments	62,579	(13,020)	3,220

Net cash provided from operating activities	76,147	21,176	39,057

Cash flows from investing activities:
Additions to property and equipment	(10,387)	(17,008)	(23,259)
Proceeds from disposition of properties and equipment	372	692	250
License advances and acquired rights	(5,544)	—	(6,522)
Proceeds from sale of investment	4,390	—	—
Proceeds (adjustments) related to sale of subsidiary companies	(2,235)	—	58,726
Purchases of short-term investments	—	(136,875)	(408,025)
Sales of short-term investments	—	146,775	406,325
Cash investment in and advances to Crave Entertainment Group	(123,262)	—	—
Cash investment in REPS LLC	(19,732)	—	—
Other equity investments	(4,616)	—	—

Net cash (used by) provided from investing activities	(161,014)	(6,416)	27,495

Cash flows from financing activities:
Issuances of debt	3,480,803	1,330,501	299,617
Repayments of debt	(3,393,243)	(1,330,501)	(306,760)
Checks issued in excess of cash balances	3,881	863	—
Cash dividends	(6,638)	(6,745)	(5,100)
Repurchases of common stock	(21,929)	(47,166)	(51,170)
Cash proceeds from stock-based compensation plans	84	1,913	3,913

Net cash provided from (used by) financing activities	62,958	(51,135)	(59,500)

Effect of exchange rate changes on cash	1,429	3,388	2,263
Net (decrease) increase in cash and cash equivalents	(20,480)	(32,987)	9,315
Cash and cash equivalents at beginning of year	30,826	63,813	54,498

Cash and cash equivalents at end of year	$10,346	$30,826	$63,813

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Business

Handleman Company operates in two business segments: category management and distribution operations and video game operations. As a category manager, the Company manages a broad assortment of prerecorded music titles to optimize sales and inventory productivity in leading retail stores in the United States (“U.S.”), United Kingdom (“UK”) and Canada. Services offered as a category manager include direct-to-store shipments, marketing and in-store merchandising. The video game operations are related to Crave Entertainment Group, Inc. (“Crave”).

On November 22, 2005, the Company acquired the stock of privately-owned Crave Entertainment Group, Inc. Crave is a distributor of video game hardware, software and accessories to major retailers throughout the U.S. This acquisition of Crave expands the Company’s customer base, broadens its product lines and allows growth opportunities for both organizations through cross-selling customers, services and products.

On June 24, 2005, the Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies.

The operating results of Crave and REPS have been included in the Company’s Consolidated Financial Statements since their dates of acquisition. See Note 2 of Notes to Consolidated Financial Statements for additional information related to the acquisitions.

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal years ended April 29, 2006 (“fiscal 2006”), April 30, 2005 (“fiscal 2005”) and May 1, 2004 (“fiscal 2004”) each consisted of 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. All subsidiary companies are wholly owned. The Company does not have any significant equity investments other than in companies in which it has voting control.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Foreign Currency Translation

The Company’s foreign subsidiaries utilize the local currency as their functional currency. Therefore, the Company follows the guidance outlined in Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” issued by the Financial Accounting Standards Board (“FASB”) to convert the balance sheets and statements of operations of its foreign subsidiaries to United States dollars. The Company uses an average exchange rate for the period, based on published daily rates, to convert foreign operational transactions to United States dollars. Assets and liabilities of foreign subsidiaries are converted to United States dollars using the prevailing published exchange rate on the last business day of the fiscal period. Common stock and additional paid in capital are converted at historical exchange rates. Resulting translation adjustments are included as a component of “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets. Net transaction losses included in selling, general and administrative expenses from continuing operations in the Company’s Consolidated Statements of Income were $251,000, $464,000 and $663,000 for the years ended April 29, 2006, April 30, 2005 and May 1, 2004, respectively.

Reclassifications

The Company’s Consolidated Statements of Income for fiscal years 2005 and 2004 have been conformed to the presentation adopted in fiscal year 2006.

Financial Instruments

The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company estimates that fair values generally approximated carrying values at April 29, 2006 and April 30, 2005. Fair values have been determined through information obtained from market sources and management estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The table below presents information about the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	April 29, 2006	April 30, 2005
Trade accounts receivable	$271,600	$243,218
Less allowances for:
Gross profit impact of estimated future returns	(9,570)	(8,356)
Doubtful accounts	(4,088)	(2,453)

Accounts receivable, net	$257,942	$232,409

Inventory Valuation

Merchandise inventories are recorded at the lower of cost (average cost method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $18,420,000, $15,354,000 and $11,128,000 were incurred during the fiscal years ended April 29, 2006, April 30, 2005 and May 1, 2004, respectively, and are classified as a component of direct product costs in the Company’s Consolidated Statements of Income. Merchandise inventories as of April 29, 2006 and April 30, 2005 included $2,045,000 and $1,695,000, respectively, of such costs.

Substantially, all of the Company’s inventory consists of compact discs and video game hardware and software, which are not substandard from a functional standpoint. Typically, the Company’s music suppliers offer return privileges for excess inventory quantities. Video game hardware and software is generally purchased as a one-way sale. Therefore, inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s music vendors generally offer some level of return allowances and price protection.

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

Other Liabilities

Other liabilities in the Company’s Consolidated Balance Sheets included an accrual related to the Supplemental Executive Retirement Plan of $8,122,000 and $9,295,000 on April 29, 2006 and April 30, 2005, respectively.

Common Stock Repurchases

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

Recognition of Revenue and Future Returns

Revenues are recognized upon delivery of product to customers (“FOB destination”). As a category manager of music product and distributor of video game product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns which include both salable and non-salable product, as well as damaged merchandise, and provides credit for such customer product returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimates for future returns and records adjustments as necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Direct Product Costs

As a distributor of music and video game product, the Company is primarily a reseller of finished goods. Accordingly, substantially all of the Company’s direct product costs relate to its purchase price from suppliers for finished products shipped from the Company to customers. The Company computes direct product costs at an item specific level based on the lower of cost (average cost method) or market at the time of product shipment to customers. Direct product costs also include costs associated with acquiring and preparing inventory for distribution, as well as inventory reserves, supplier discounts and residual advertising related items.

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

Shipping and Handling (Freight Expense)

The Company generally does not bill customers for shipping and handling costs incurred. Shipping and handling costs associated with shipments to and returns from customers are paid by the Company and included in selling, general and administrative expenses in the Consolidated Statements of Income. Customer related shipping and handling costs included in selling, general and administrative expenses from continuing operations were $14,830,000, $15,236,000 and $13,952,000 for fiscal years 2006, 2005 and 2004, respectively.

Stock-Based Compensation

The Company has stock-based compensation plans in the form of stock options, performance shares, performance units and restricted stock. Stock options issued prior to fiscal 2004 are accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Compensation expense for the Company’s stock-based plans accounted for under APB Opinion No. 25 has been reflected in net income for all years presented in the Company’s Consolidated Statements of Income, as all awards granted under these plans have been accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Effective May 4, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 are accounted for utilizing the fair value provisions of SFAS No. 123 and are expensed over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The pre-tax costs related to stock-based compensation included in the determination of net income for the fiscal years ended April 29, 2006, April 30, 2005 and May 1, 2004 was $5,703,000, $4,670,000 and $13,198,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for each period presented (in thousands of dollars except per share data):

	2006	2005	2004
Net income	$13,568	$34,196	$35,837
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,660	3,059	8,447
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,426)	(5,061)	(4,394)

Pro forma net income	$12,802	$32,194	$39,890

Net income per share:
Reported — basic	$0.65	$1.52	$1.46
— diluted	0.65	1.51	1.45
Pro forma — basic	0.62	1.43	1.63
— diluted	0.61	1.43	1.62

The fair value of each option grant and each issuance under the Company’s Employee Stock Purchase Plan (“ESPP”) was estimated as of the date of grant/issuance using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2006, 2005 and 2004:

	2006	2005	2004
Expected life (in years)	0.5	4.8	4.7
Risk-free interest rate	3.82%	3.89%	2.26%
Volatility	16.89%	39.07%	41.42%
Dividend yield	1.73%	1.26%	.05%

The weighted average estimated fair value of stock options granted and ESPP shares issued during fiscal years 2006, 2005 and 2004 was $3.77, $8.02 and $6.51, respectively.

Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when there is a higher probability that the assets will not be realized. In assessing the likelihood of realization, consideration is given to estimates of future taxable income, the character of income needed to realize future benefits and all available evidence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Earnings Per Share

The Company computes diluted earnings per share from net income in accordance with SFAS No. 128, “Earnings Per Share.” A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	April 29, 2006	April 30, 2005	May 1, 2004
Weighted average shares during the period – basic	20,806	22,500	24,521
Additional shares from assumed exercise of stock-based compensation	156	84	140

Weighted average shares adjusted for assumed exercise of stock options – diluted	20,962	22,584	24,661

Options to purchase 676,726 shares of common stock at an average exercise price of $17.61 (ranging from $10.3125 to $22.95) were outstanding during fiscal 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire between June 2008 and June 2014, were still outstanding at April 29, 2006.

New Accounting Pronouncements

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

In March 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” was issued by the FASB. SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative and eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. The Company does not have any financial instruments that meet the criteria defined in this Statement as of April 29, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2. Acquisitions

Crave Entertainment Group, Inc.

On November 22, 2005, Handleman Company acquired the stock of privately-owned Crave Entertainment Group, Inc. Crave is a distributor of video game software, including Crave-branded exclusively distributed video game software, as well as video game hardware and accessories to major retailers throughout the United States. This acquisition expands the Company’s customer base, broadens its product lines and provides growth opportunities for both organizations through cross-selling customers, services and products. This acquisition has been recorded in accordance with the provisions of SFAS No. 141, “Business Combinations,” and the operating results of Crave have been included in the Company’s consolidated financial statements since the date of acquisition.

The purchase price for the acquisition of Crave totaled $123,459,000 consisting of: (i) a $58,900,000 promissory note (which was due and paid on November 28, 2005) that is subject to certain adjustments based upon Crave’s working capital and net assets, and subject to increase to reimburse Crave’s shareholders for increased taxes they will incur as a result of electing to treat the transaction as an asset purchase for tax purposes (the amount of adjustment, if any, has not yet been determined); (ii) $5,000,000 paid into an escrow account to be distributed to the Crave shareholders 24 months after the closing date, subject to indemnification claims; (iii) approximately $5,200,000 representing an advance to Crave to repay term, subordinated and affiliate indebtedness; (iv) an advance of $2,900,000 delivered to Crave at closing to pay fees and expenses, and amounts payable to employee option holders; and (v) an advance of $49,055,000 on November 22, 2005 to repay Crave’s revolving line of credit. In addition, the Company incurred $2,404,000 of commission and legal and accounting fees related to the Crave acquisition, which have been capitalized to goodwill. Handleman Company financed this acquisition through borrowings against its revolving line of credit.

The following table summarizes the fair values of the Crave assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars):

Current assets	$91,488
Property and equipment, net	935
Intangible assets
Goodwill	26,629
Trademark	5,700
Customer relationships	21,800
Non-compete agreements	2,170
Software development costs/license advances	3,940
Other assets	150

Total assets acquired	152,812
Total liabilities assumed	(29,353)

Total net assets acquired	$123,459

The Company obtained a third-party valuation of certain intangible assets acquired from Crave.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The trademark and customer relationships will be amortized, for book and tax purposes, over a period of 15 years and 20 years, respectively, while the non-compete agreements will be amortized, for book and tax purposes, over a three-year period. The entire amount of goodwill related to this acquisition is deductible for tax purposes over a 15-year period.

The Company has the following contingent liabilities related to the acquisition of Crave: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. The Company is accruing this $2,000,000 liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. It should be noted that no earn out payments were achieved for calendar 2005.

The following table provides pro forma financial information for the results of operations assuming the Crave acquisition had been completed as of May 2, 2004 (amounts in thousands of dollars except per share data):

	Fiscal Year Ended		Fiscal Year Ended
	April 29, 2006 As Reported	April 29, 2006 Pro Forma	April 30, 2005 As Reported	April 30, 2005 Pro Forma
Revenues	$1,312,404	$1,456,551	$1,260,585	$1,475,489
Operating income	$15,447	$20,209	$50,839	$62,166
Net income	$13,568	$14,273	$34,196	$38,735
Earnings per share
— Basic	$0.65	$0.69	$1.52	$1.72
— Diluted	$0.65	$0.68	$1.51	$1.72

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

The purchase price for the assets of REPS totaled $20,816,000, of which $18,750,000 was paid at closing. A promissory note in the amount of $1,000,000 was payable on June 24, 2006 subject to any indemnification claims, of which there were none. A second promissory note in the amount of $250,000 and the remaining $459,000 of the purchase price was payable within 151 business days from the date of acquisition subject to finalization of working capital amounts. In February 2006, the Company made a payment in the amount of $448,000 (including $10,000 of interest) representing the payment of the second promissory note along with a payment representing a portion of the remaining unpaid purchase price based upon working capital adjustments. In addition, the Company incurred $357,000 of legal and accounting fees related to the REPS acquisition, which have been capitalized to goodwill. The Company has obtained a third-party valuation of certain intangible assets acquired from REPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

3. Discontinued Operations

In the second quarter of fiscal 2004, the Company sold its Anchor Bay Entertainment subsidiary companies within its proprietary operations business segment, formerly known as North Coast Entertainment. The sale of Anchor Bay Entertainment allowed the Company to focus on its core category management and distribution competencies. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction. Under the provisions of SFAS No. 144, the Company recorded a pre-tax impairment charge of $665,000 ($1,057,000 after tax) in the second quarter of fiscal 2004, which included fees and legal expenses related to the sales transaction. In the fourth quarter of fiscal 2004, the purchaser requested adjustments to the sale proceeds in accordance with the terms of the purchase agreement. As a result, the Company agreed to certain of the requested adjustments and recorded an additional impairment charge of $1,164,000 ($749,000 after tax). In the fourth quarter of fiscal 2006, the Company settled this matter with the purchaser and recorded an additional impairment charge of $1,375,000 ($888,000 after tax). These impairment charges were included in “Income from discontinued operations” in the Company’s Consolidated Statements of Income. The sale was completed on December 11, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the major categories of assets and liabilities sold (in thousands of dollars):

Assets
Accounts receivable	$21,545
Merchandise inventories	10,560
Acquired rights	39,717
Property and equipment, net	210
All other operating assets	999

Total assets	$73,031

Liabilities
Accounts payable	$(6,839)
All other operating liabilities	(6,302)

Total liabilities	$(13,141)

Adjustments to sale proceeds	$(2,539)

Total sale proceeds	$57,351

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

The table below summarizes revenues and pre-tax income included in income from operations of discontinued subsidiary companies (in thousands of dollars):

	2006	2005	2004
Revenues	$—	$—	$43,420
Pre-tax income (loss), including loss on disposal	(1,938)	(1,078)	4,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4. Concentration of Credit Risk

The table below sets forth percentage contribution to revenues from continuing operations for the Company’s two largest customers:

	Fiscal Years Ended
	April 29, 2006	April 30, 2005	May 1, 2004
Wal-Mart Stores, Inc.	74%	74%	68%
Kmart Corporation	9	15	17

Total percentage of revenues from continuing operations	83%	89%	85%

Total percentage of accounts receivable balance	82%	92%

The discontinuance of, or a significant unfavorable change in, the relationship with either of the Company’s two largest customers would have a materially adverse effect upon the Company’s future revenues and earnings.

During the fourth quarter of fiscal 2005, the Company announced a change in its business relationship with Kmart. Effective during the first quarter of fiscal 2006, Handleman Company continued to provide category management and distribution to approximately 1,070 Kmart stores; whereas another supplier began to provide music to Kmart’s remaining stores (approximately 400). In addition, Kmart assumed responsibility for the performance of in-store merchandising in all of its stores. The Company’s annual revenues were reduced by approximately $47,000,000 due to these changes in the business arrangement with Kmart.

The Company incurred costs in the fourth quarter of fiscal 2005 in connection with this change in its business relationship with Kmart. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” one-time termination benefit costs communicated to employees prior to April 30, 2005 were recorded in the fourth quarter of 2005 in the amount of $464,000 and were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The Company incurred additional costs related to termination benefits in the first quarter of fiscal 2006 of approximately $324,000.

5. Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill and other intangible assets with indefinite lives in the fourth quarter of each fiscal year. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method. The Company recorded no goodwill impairment for the fiscal years ended April 29, 2006 or April 30, 2005.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Consolidated Balance Sheets as of April 29, 2006 and April 30, 2005 was $36,938,000 and $3,406,000, respectively, which were net of amortization of $1,224,000 at each of these balance sheet dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes the changes in carrying amount of goodwill for the fiscal year ended April 29, 2006 (in thousands of dollars):

	Category Management and Distribution Operations	Video Game Operations	Total
Balance as of April 30, 2005	$3,406	$—	$3,406
Goodwill acquired during the period related to:
REPS LLC	6,903	—	6,903
Crave Entertainment Group, Inc.	—	26,629	26,629

Balance as of April 29, 2006	$10,309	$26,629	$36,938

Intangible Assets

The intangible assets acquired during fiscal 2006 are related to the acquisitions of Crave Entertainment Group, Inc. and REPS LLC and represent all of the intangible assets of the Company. On an annual basis, the Company will perform impairment analyses comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company will adjust, as necessary, the value of its intangible assets.

The Company, principally in its video game operations business segment, incurs software development costs, which include payments made to independent software developers under development agreements, and license advances paid to intellectual property right holders for use of their trademarks or copyrights. Software development costs are recorded in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” These costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may occur early in the development cycle. Payments prior to technological feasibility, or amounts otherwise related to software development which are not capitalized, are charged immediately to research and development expense. Commencing upon product release, capitalized software development costs and license advances are amortized based upon the ratio of current revenues to total projected revenues, generally over a period of 18 months. The Company performs periodic analyses comparing the carrying value of its software development costs and license advances with the expected sales performance of the specific products for which the costs relate. Significant management judgements and estimates are utilized in the ongoing assesment of the recoverability of capitalized costs. Based on such analyses, the Company adjusts, when necessary, the value of its software development costs and license advances.

On a monthly basis, management evaluates software development agreements to determine if balances were in a prepaid or payable status when, due to sales volume, the Company had fully expensed advances made to developers and additional royalties were owed. Royalties payable to developers and licensors are classified as accrued royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets. Accrued royalties as of April 29, 2006 totaled $1,831,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of April 29, 2006 (in thousands of dollars):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Trademark	$7,900	$474	$7,426	180 mos.
Customer relationships	28,100	1,547	26,553	227 mos.
Non-compete agreements	3,970	676	3,294	41 mos.
Software development costs/license advances	9,484	3,419	6,065	17 mos.

Total	$49,454	$6,116	$43,338	165 mos.

The Company had no intangible assets subject to amortization as of, and during, the fiscal year ended April 30, 2005.

The Company’s aggregate amortization expense for the fiscal year ended April 29, 2006 was $6,116,000. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2007	$12,947
2008	9,344
2009	5,652
2010	3,737
2011	2,771
Thereafter	8,887

Total	$43,338

6. Property and Equipment

Property and equipment consists of the following (in thousands of dollars):

	2006	2005
Land	$640	$640
Buildings and improvements	13,256	13,225
Display fixtures	29,470	29,619
Computer hardware and software	62,632	57,453
Equipment, furniture and other	35,964	33,924

	141,962	134,861
Less accumulated depreciation	87,863	74,681

Total property and equipment, net	$54,099	$60,180

Property and equipment is recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in results of operations for the period. Repair costs are charged to expense as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes internal labor costs associated with developing computer software. Such costs are depreciated over the expected life of the software, generally three to seven years.

The Company includes depreciation expense in “Selling, general and administrative expenses” in its Consolidated Statements of Income. Depreciation is computed primarily using the straight-line method based on the following estimated useful lives:

Buildings and improvements	Lesser of the lease term or the useful life
Leasehold improvements	Lesser of the lease term or the useful life
Display fixtures	2-5 years
Computer hardware and software	3-7 years
Equipment, furniture and other	3-6 years

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

At April 29, 2006, maximum borrowings available under the credit agreement were $246,639,000, after $3,361,000 of outstanding letters of credit. The Company had borrowings of $87,560,000 outstanding at that date of which $3,960,000 was classified as current and $83,600,000 was classified as non-current leaving a maximum of $159,079,000 available for use. The Company had no borrowings as of April 30, 2005. The Company may elect to pay interest under a variety of formulae tied principally to either prime or “LIBOR.” As of April 29, 2006, the most favorable interest rate the Company could borrow under was 6.29%. The weighted average amount of borrowings outstanding under the credit agreement were $74,002,000 and $13,141,000 for the years ended April 29, 2006 and April 30, 2005, respectively. The weighted average interest rates under the credit agreement were 5.96% for the year ended April 29, 2006 and 3.32% for the year ended April 30, 2005.

The borrowing base under the revolving credit agreement is limited to the lesser of (a) $250,000,000, (b) 80% of the net accounts receivable balances plus 100% of the cash balances of United States companies, Handleman Canada and Handleman UK; however, Handleman Canada and Handleman UK balances are included only to the extent of their intercompany balances, or (c) 3.0 times consolidated EBITDA for the four most recently ended consecutive fiscal quarters of the Company, reducing to 2.75 times beginning April 30, 2007.

The revolving credit agreement contains certain restrictions and covenants, relating to, among others, minimum debt service ratio, maximum leverage ratio and minimum consolidated tangible net worth. As of April 29, 2006, the Company was in compliance with all of these restrictions and covenants.

A subsidiary has a £12,000,000 credit facility (approximately $21,887,000 U.S.) with a certain bank. As of April 29, 2006, the interest rate was 6.0% and no amounts were outstanding. The Company has guaranteed repayment of amounts borrowed under this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Interest expense for the years ended April 29, 2006, April 30, 2005 and May 1, 2004 was $4,808,000, $555,000 and $995,000, respectively.

Investment income for the fiscal years ended April 29, 2006, April 30, 2005 and May 1, 2004 was $6,736,000, $3,012,000 and $1,636,000, respectively. Investment income in fiscal 2006 and 2005 included investment gains of $936,000 and $737,000, respectively, related to the Company’s Supplemental Executive Retirement Plan (“SERP”). No investment gain related to the Company’s SERP was recorded for the year ended May 1, 2004.

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

Total interest paid for the years ended April 29, 2006, April 30, 2005 and May 1, 2004 was $4,505,000, $556,000 and $1,200,000, respectively.

8. Derivatives and Market Risk

Derivative Financial Instruments

In the normal course of business, Handleman Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. To manage a portion of these inherent risks, the Company may purchase certain types of derivative financial instruments, from time to time, based on management’s judgment of the trade-off between risk, opportunity and cost. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Swaps

In order to reduce variable interest rate exposure on borrowings, on February 7, 2006, the Company entered into an interest rate swap agreement for a notional amount of $75,000,000. The amount of the swap agreement will incrementally reduce to $50,000,000 in April 2007, to $25,000,000 in April 2008, and will expire in April 2009. The interest rate is fixed at 4.9675%, plus a charge that varies based on the ratio of debt to EBITDA, as defined in the Company’s revolving credit agreement.

The interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and is an effective cash flow hedge on related debt. The ineffective portion of any such hedge is included in current earnings. The hedge had no ineffectiveness during the fiscal year ended April 29, 2006. The fair value of the swap agreement as of April 29, 2006 was $285,000, and is recorded in “Other assets, net” in the Company’s Consolidated Balance Sheets. Net year-over-year changes in the fair value of the swap is recorded, net of taxes, in “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets.

Currency Forward Contracts

The Company’s business is primarily denominated in U.S. dollars. Consequently, the Company does not currently have significant exposure relating to currency exchange risk, and thus has not entered into any contracts to hedge this risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9. Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified defined benefit plans, U.S. and Canadian Supplemental Executive Retirement Plans, which cover select employees. The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs.

Obligations and Funded Status

The projected benefit obligation, fair value of plan assets and funded status at April 29, 2006 and April 30, 2005 for the two defined benefit pension plans and SERPs are as follows (in thousands of dollars):

	Pension Plans		SERPs
	2006	2005	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$59,047	$48,057	$11,657	$8,700
Past service cost	—	—	—	231
Service cost	2,053	1,818	462	572
Interest cost	3,245	3,060	522	590
Actuarial (gain) loss	(5,999)	7,608	(2,859)	1,609
Benefits paid	(1,680)	(1,496)	(397)	(45)

Projected benefit obligation at end of year	$56,666	$59,047	$9,385	$11,657

Change in plan assets:
Fair value of plan assets at beginning of year	$46,797	$36,290	$—	$—
Actual return on plan assets	6,390	2,964	—	—
Company contributions	5,402	9,039	397	45
Benefits paid	(1,680)	(1,496)	(397)	(45)

Fair value of plan assets at end of year	$56,909	$46,797	$—	$—

Funded status at end of year	$243	$(12,250)	$(9,385)	$(11,657)
Unrecognized net loss from past experience different from that assumed	9,498	20,047	1,514	4,002
Unrecognized prior service cost	731	938	665	905

Prepaid (accrued) benefit cost	$10,472	$8,735	$(7,206)	$(6,750)

\NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Amounts recognized in the Company’s Consolidated Balance Sheets at April 29, 2006 and April 30, 2005 are as follows (in thousands of dollars):

	Pension Plans		SERPs
	2006	2005	2006	2005
Prepaid benefit costs	$10,472	$132	$—	$—
Accrued benefit costs	—	(3,858)	(8,167)	(9,492)
Intangible assets	—	938	576	835

Net asset (liability)	10,472	(2,788)	(7,591)	(8,657)
Accumulated and other comprehensive income	—	11,523	385	1,907

Net amount recognized	$10,472	$8,735	$(7,206)	$(6,750)

The accumulated benefit obligation for the two defined benefit pension plans was $49,049,000 and $50,500,000 at April 29, 2006 and April 30, 2005, respectively. The accumulated benefit obligation for the SERPs was $8,167,000 and $9,492,000 at April 29, 2006 and April 30, 2005, respectively.

The Company’s two defined benefit pension plans and SERPs have benefit obligations and plan assets as follows (in thousands of dollars):

	Pension Benefits		SERPs
	2006	2005	2006	2005
Projected benefit obligation	$56,666	$59,047	$9,385	$11,657
Accumulated benefit obligation	49,049	50,500	8,167	9,492
Fair value of plan assets	56,909	46,797	—	—

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans			SERPs
	2006	2005	2004	2006	2005	2004
Service cost	$2,053	$1,818	$1,642	$462	$572	$432
Interest cost	3,245	3,060	2,724	522	590	523
Expected return on plan assets	(3,896)	(3,038)	(2,458)	—	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	2,280	1,650	1,705	(131)	520	513

Net periodic benefit cost	$3,682	$3,490	$3,613	$853	$1,682	$1,468

Additional Information (in thousands of dollars)

	Pension Plans		SERPs
	2006	2005	2006	2005
(Decrease) increase in minimum liability included in other comprehensive income	$(11,523)	$3,840	$(1,522)	$817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assumptions

Weighted average assumptions used to determine the actuarial present value of the projected benefit obligation at April 29, 2006 and April 30, 2005 are as follows:

	Pension Plans		SERPs
	2006	2005	2006	2005
Discount rate	6.25%	5.50%	6.15%	5.50%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Weighted average assumptions used to determine net periodic benefit cost for the pension plans and SERPs for the years ended April 29, 2006 and April 30, 2005 are as follows:

	Pension Plans		SERPs
	2006	2005	2006	2005
Discount rate	5.50%	6.25%	5.50%	6.25%
Expected long-term return on plan assets	8.00	8.00	8.00	8.00
Rate of compensation increase	5.00	5.00	5.00	5.00

Plan Assets

The Company’s two defined benefit pension plans weighted-average asset allocations at April 29, 2006 and April 30, 2005, by asset category, are as follows:

	Pension Plans
	2006	2005
Asset Category
Equity securities	62.93%	59.77%
Debt securities	34.14	34.68
Real estate	—	1.28
Other	2.93	4.27

Total	100.00%	100.00%

Pension plan assets are invested in various mutual funds and individual securities, which are overseen by three independent investment advisers. The Pension Trust held no shares of Handleman Company common stock at April 29, 2006 and April 30, 2005.

The Company’s strategy for pension plan assets is to provide for growth of capital with a moderate level of volatility by investing in assets per the target allocation (range of 0%—5% cash, 45%—65% equity, 30%—50% fixed income and 0%—10% REITs). The assets are reallocated periodically within the target allocations, under the advisement of a certified investment advisor.

The expected long-term rate of return on assets was 8.00% for fiscal 2006 and 8.00% for fiscal 2005. The basis used to determine the overall expected long-term rate of return on assets was the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income are expected to return between 4% and 6%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash Flows

The Company does not expect to contribute to its two qualified defined benefit pension plans in fiscal 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

	Pension Benefits	SERPs
2007	$1,651	$116
2008	1,773	152
2009	2,004	454
2010	2,171	448
2011	2,426	3,939
2012 – 2016	16,609	1,985

The measurement date of the Company’s pension plans coincide with the Company’s fiscal year end.

10. Stock Plans

The Company is authorized to grant stock options, performance shares, performance units and restricted stock under three plans. The Company’s 2004 Stock Plan was approved by the Company’s shareholders during fiscal 2005. The Company’s 2001 Stock Option and Incentive Plan was approved during fiscal 2002. The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under that plan.

On April 6, 2004, the Company’s Board of Directors approved amendments to the Company’s 2001 Stock Option and Incentive Plan and the 1998 Stock Option and Incentive Plan. As a result of these amendments, restricted stock can be issued in book entry form by Handleman Company’s stock transfer agent.

On February 24, 2004 and April 6, 2004, the Company’s Board of Directors approved amendments to the Company’s 2001 Stock Option and Incentive Plan and the 1998 Stock Option and Incentive Plan, respectively. As a result of these amendments, stock options held by employees or directors who retire from the Company will no longer vest immediately upon retirement, but will instead, with the consent of the Compensation Committee, continue to vest following retirement in accordance with the vesting schedule established at the time the options were granted.

The maximum number of shares of stock that may be issued under the 2004 Stock Plan is 750,000 shares. After deducting stock options, performance shares, performance units and restricted stock issued or granted under this plan since adoption in September 2004, 557,934 shares of the Company’s stock are available for use under this plan as of April 29, 2006.

The maximum number of shares of stock which may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, there are 95,090 shares of the Company’s stock available for use under this plan as of April 29, 2006.

The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under this plan; however, no additional shares will be issued out of this plan.

For stock option, performance share and restricted stock grants issued prior to the Company’s adoption of SFAS No. 123, “Accounting for Stock-Based Compensation” effective May 4, 2003, the variable accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees” and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)” are used, whereby the fair market value of the Company’s common stock at each interim reporting date is used to adjust the value of granted shares outstanding, which is then amortized to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

expense ratably over the vesting period of the shares granted. For grants on or after May 4, 2003, the fair value provisions of SFAS No. 123 are used, whereby the fair market value of the Company’s common stock on the date of grant is used, and fixed throughout the vesting period, during which expense is ratably amortized. See Note 1, “Accounting Policies, Stock-Based Compensation,” of Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which have various terms and vesting periods as approved by the Compensation Committee of the Board of Directors for the years ended May 1, 2004, April 30, 2005 and April 29, 2006, is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of May 3, 2003	1,147,069	$12.89

Granted	264,400	$16.83
Terminated	(166,584)	$14.40
Exercised	(534,151)	$12.38

Balance as of May 1, 2004	710,734	$14.39

Granted	291,100	$22.47
Terminated	(82,354)	$17.20
Exercised	(218,644)	$13.86

Balance as of April 30, 2005	700,836	$17.55

Granted	—	—
Terminated	(11,901)	$20.18
Exercised	(12,209)	$11.83

Balance as of April 29, 2006	676,726	$17.61

Exercisable as of April 29, 2006	441,303	$15.91

The following table relates to the Company’s outstanding and exercisable stock options as of April 29, 2006:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Number of Shares	Weighted Avg. Exercise Price
$10.00 - $12.99	145,759	$11.67	72 months	145,759	$11.67
$13.00 - $16.99	279,335	$16.32	76 months	209,531	$16.16
$17.00 - $22.95	251,632	$22.47	98 months	86,013	$22.47

Total	676,726			441,303

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

In fiscal years 2006, 2005 and 2004, the Company granted 160,400, 228,000 and 313,650 performance shares, net of forfeitures, of its common stock, respectively, under the plans. The performance shares issued in fiscal years 2006, 2005 and 2004 will be distributed to the participants if certain fixed performance criteria are satisfied by May 3, 2008, April 28, 2007 and April 29, 2006, respectively.

Information related to performance shares for fiscal years ended May 1, 2004, April 30, 2005 and April 29, 2006 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of May 3, 2003	362,750	$12.06	544,125

Granted	266,300	$16.93	399,450
Terminated	(29,600)	$14.42	(44,400)
Adjustment of estimate	173,875	$12.06	—

Balance as of May 1, 2004	773,325	$13.64	899,175

Granted	274,600	$22.45	411,600
Terminated	(93,550)	$17.94	(140,325)
Adjustment of estimate	97,575	$17.49	—
Distribution (a)	(259,350)	$12.30	(259,350)

Balance as of April 30, 2005	792,600	$16.88	911,100

Granted	167,200	$16.61	250,800
Terminated	(20,900)	$19.21	(31,350)
Adjustment of estimate	(2,550)	$16.93	—
Distribution (b)	(234,300)	$11.16	(234,300)

Balance as of April 29, 2006	702,050	$18.66	896,250

(a)	Performance shares granted in fiscal 2002, which vested on May 1, 2004.
(b)	Performance shares granted in fiscal 2003, which vested on April 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Performance Units

Beginning in fiscal 2006, the Company granted performance units to certain employees as authorized within its stock plans. The performance units are payable in cash based upon achieving “free cash flow” objectives as defined and measured against pre-determined benchmarks. Performance units vest over a three-year period and compensation expense associated with these performance units is adjusted to market value at each reporting date over the vesting period.

In fiscal year 2006, the Company granted 226,200 performance units, net of forfeitures, under the plans. The performance units issued in fiscal year 2006 will be distributed to the participants if certain fixed performance criteria are satisfied by May 3, 2008.

Information related to performance units for the fiscal year ended April 29, 2006 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 30, 2005	—	$—	—

Granted	236,600	$16.61	354,900
Terminated	(10,400)	$16.61	(15,600)

Balance as of April 29, 2006	226,200	$16.61	339,300

Restricted Stock

The Company grants restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

Restricted stock issued, net of forfeitures, for the fiscal years ended May 1, 2004, April 30, 2005 and April 29, 2006 is as follows:

	Number of Shares Issued	Weighted- Average Grant Date Fair Value
Fiscal 2004	23,550	$21.82
Fiscal 2005	37,966	$21.07
Fiscal 2006	28,500	$13.02

Employee Stock Purchase Plan

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 ESPP. The ESPP provides for the grant to eligible employees of the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

has reserved 700,000 shares of common stock for issuance under the ESPP. As of April 29, 2006, the Company had $66,000 of employee withholdings, included in “Accrued and other liabilities” in the Consolidated Balance Sheets, to be used to purchase Company stock. Through April 29, 2006, 77,113 shares have been issued to employees under the ESPP since its inception.

11. Commitments and Contingencies

Lease Commitments

The Company, in the normal course of business, enters into non-cancelable operating leases primarily related to buildings and other equipment which expire in various years. Future minimum payments related to these operating leases and commitments are as follows (in thousands of dollars):

Fiscal Years	Amount
2007	$8,316
2008	6,690
2009	5,492
2010	3,341
2011	2,164
Thereafter	5,945

Total	$31,948

Rental expense from continuing operations from operating leases was $7,677,000, $8,856,000 and $10,077,000 in fiscal years 2006, 2005 and 2004, respectively.

Guarantees

FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees. The Company guarantees certain liabilities for wholly-owned subsidiary companies, which are included in the consolidated financial statements of the Company. The Company does not have any significant guarantees of unconsolidated affiliates or third party debt requiring disclosure under the provisions of FIN No. 45.

The Company had approximately $3,361,000 in letters of credit associated with the requirement to fund certain expenditures related to workers compensation benefits as of April 29, 2006.

The Company has tax indemnification agreements with Anchor Bay Entertainment and Madacy Entertainment as a result of the sale of those business units in fiscal 2004 and fiscal 2003, respectively. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Litigation

During the third quarter of fiscal 2005, the Company settled a legal proceeding with Kmart Corporation that arose in January 2002, when Kmart Corporation filed for Chapter 11 bankruptcy protection and requested that the Bankruptcy Court designate Handleman Company and several other companies “critical trade vendors.” The Bankruptcy Court granted Kmart’s request and as a result of being named a critical trade vendor, Handleman received $49.0 million in payment of Kmart’s obligations. In April 2003, the United States District Court ruled that the Bankruptcy Court’s designation regarding critical trade vendors was not appropriate under the Bankruptcy Code. In May 2003, Kmart emerged from bankruptcy. In June 2003, Kmart filed a complaint before the Bankruptcy Court requesting that the Bankruptcy Court require the Company to repay the $49.0 million critical trade vendor payment, although the April 2003 District Court’s order did not require repayment of the amounts received by the critical trade vendors. This settlement did not have a material impact on the financial results of the Company for the fiscal year ended April 29, 2006 and April 30, 2005.

See Notes 2 and 3 of Notes to Consolidated Financial Statements for a discussion of contingencies related to the Company’s acquisitions and discontinued operations, respectively.

There are no additional pending legal proceedings to which the Registrant or any of its subsidiaries is a party, other than routine legal matters that are incidental to the business and the ultimate outcome of which are not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has provided for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

On February 8, 2005, the Securities and Exchange Commission (“SEC”) advised the Company that the SEC was terminating an investigation that it began in fiscal 2003. The investigation related to a transaction entered into in fiscal 2001 with a non-music vendor by a subsidiary of the Company. The SEC staff did not recommend enforcement action against the Company. In response to this SEC investigation, the Company, through its Audit Committee, conducted its own internal review which focused on the accounting treatment for two non-music vendor contracts (one of which was the subject of the SEC investigation). These contracts were approximately $1.0 million each (both occurring in fiscal 2001). As a result of this review, the Company determined that both contracts should have been recorded as financing arrangements and the two transactions were reflected as such in the Company’s financial statements for fiscal years 2002 and 2001. The Company restated its financial statements, accordingly, in fiscal 2003.

12. Segment Information

The Company has determined, using the management approach, that it operates in two business segments: category management and distribution operations which primarily provides music products to select mass merchants; and video game operations which represents Crave Entertainment Group’s distribution of video game hardware, software and accessories to major retailers. During fiscal 2005, prior to the acquisition of Crave in fiscal 2006, the Company operated in only one operating segment – category management and distribution operations. Fiscal 2004 amounts include remaining proprietary operations other than from those companies that were sold in fiscal 2004 (Anchor Bay Entertainment).

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.” Segment data includes a charge allocating all corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest and income taxes (“segment income”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments for the years ended April 29, 2006, April 30, 2005 and May 1, 2004 (in thousands of dollars):

	Category Management and Distribution Operations	Video Game Operations	Total
Fiscal 2006:
Revenues, external customers	$1,226,887	$85,517	$1,312,404
Segment income (loss)	15,031	(834)	14,197
Total segment assets	494,440	111,015	605,455
Capital expenditures	10,074	313	10,387

Fiscal 2005:
Revenues, external customers	$1,260,585	$—	$1,260,585
Segment income	49,560	—	49,560
Total segment assets	483,073	—	483,073
Capital expenditures	17,008	—	17,008

Fiscal 2004:
Revenues, external customers	$1,214,026	$—	$1,214,026
Segment income	51,241	—	51,241
Total segment assets	501,500	—	501,500
Capital expenditures	23,227	—	23,227

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the years ended April 29, 2006, April 30, 2005 and May 1, 2004 is as follows (in thousands of dollars):

	2006	2005	2004
Revenues
Total segment revenues	$1,312,404	$1,260,585	$1,214,026
Corporate revenues	—	—	2,156
Exited proprietary operations	—	—	129

Consolidated revenues from continuing operations	$1,312,404	$1,260,585	$1,216,311

Income Before Income Taxes
Total segment income for reportable segments	$14,197	$49,560	$51,241
Exited proprietary operations	—	—	(416)
Investment income	6,736	3,012	1,636
Interest expense	(4,808)	(555)	(995)
Unallocated corporate income	1,250	1,279	353

Consolidated income from continuing operations before income taxes	$17,375	$53,296	$51,819

Assets
Total segment assets	$605,455	$483,073
Elimination of intercompany receivables and payables	(30,424)	(6,074)

Consolidated assets	$575,031	$476,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Revenues from continuing operations and long-lived assets information by geographic area, which is based upon the country in which the legal subsidiary is domiciled, as of and for the years ended April 29, 2006, April 30, 2005 and May 1, 2004 are as follows (in thousands of dollars):

	Revenues From Continuing Operations
	2006	2005	2004
United States	$848,652	$827,413	$840,816
United Kingdom	318,173	294,393	246,091
Canada	145,473	138,198	115,958
Other foreign	106	581	13,446

	$1,312,404	$1,260,585	$1,216,311

	Long-Lived Assets
	2006	2005
United States	$153,403	$71,027
United Kingdom	3,639	4,726
Canada	4,166	3,028
Other foreign	—	—

	$161,208	$78,781

13. Income Taxes

The domestic and foreign components of income from continuing operations before income taxes for the years ended April 29, 2006, April 30, 2005 and May 1, 2004 are as follows (in thousands of dollars):

	2006	2005	2004
Domestic	$8,459	$30,411	$34,144
Foreign	8,916	22,885	17,675

Income from continuing operations before income taxes	$17,375	$53,296	$51,819

Provisions for income taxes related to income from continuing operations for the years ended April 29, 2006, April 30, 2005 and May 1, 2004 consist of the following (in thousands of dollars):

	2006	2005	2004
Currently payable:
Federal	$3,942	$7,777	$11,290
Foreign	2,702	4,582	5,024
State and other	(1,477)	1,045	561

	5,167	13,404	16,875
Deferred, net:
Federal	(3,714)	908	(102)
Foreign	108	3,476	1,398
State and other	996	625	(340)

	(2,610)	5,009	956

	$2,557	$18,413	$17,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table provides a reconciliation of the Company’s resulting income tax from the federal statutory income tax (in thousands of dollars):

	2006	2005	2004
Federal statutory income tax	$6,081	$18,661	$18,137
State and local income taxes	(312)	1,095	754
Effect of foreign operations	509	(688)	235
Effect of domestic subsidiary not consolidated for tax purposes	(1,005)	—	704
Utilization of capital loss carryforward	(2,261)	—	—
Adjustment to prior year’s accruals	—	(1,207)	(1,551)
Other	(455)	552	(448)

Resulting income tax	$2,557	$18,413	$17,831

Items that gave rise to significant portions of the deferred tax accounts at April 29, 2006 and April 30, 2005 are as follows (in thousands of dollars):

	April 29, 2006		April 30, 2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Allowances	$4,889	$6,138	$3,678	$8,147
Carryover losses	7,874	—	6,664	—
Employee benefits – current	2,519	979	4,039	67
Employee benefits – noncurrent	2,981	332	4,995	—
Property and equipment	178	8,735	822	9,600
Inventory	697	347	—	304
Tax credit carryforwards	—	—	2,966	—
Capital loss carryforwards	485	—	—	—
Intangible property	749	—	—	—
Subsidiary investments	—	—	2,953	—
Other	503	532	596	577

	20,875	17,063	26,713	18,695
Valuation allowance	(1,716)	—	(2,953)	—

Net	$19,159	$17,063	$23,760	$18,695

Current	$8,175	$7,978	$9,577	$9,008
Non-current	10,984	9,085	14,183	9,687

Net	$19,159	$17,063	$23,760	$18,695

The Company has foreign net operating losses of $22,000,000. The foreign net operating losses do not expire and can be carried forward indefinitely. The Company has state net operating loss carryforwards of $32,000,000, and these net operating losses expire between 2009 and 2021. Additionally, the Company has capital loss carryforwards of $1,400,000 that will expire in 2010. The Company has recorded full valuation allowances against the state net operating losses and capital loss carryforwards since it is more likely than not that the assets will expire prior to utilization.

Total income taxes paid in fiscal years 2006, 2005 and 2004 were approximately $5,900,000, $14,600,000 and $7,100,000, respectively.

As of April 29, 2006, the Company has not provided for withholding or United States federal income taxes on approximately $24,000,000 of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, an additional tax liability of $1,500,000 would result.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14. Quarterly Financial Summary (unaudited)

(in thousands of dollars except per share data)

		For the Three Months Ended
Fiscal Year 2006		July 30, 2005	October 29, 2005	January 31, 2006	April 29, 2006
Revenues		$240,402	$302,246	$485,021	$284,735
Gross profit		40,680	53,965	81,378	49,453
Income (loss) from continuing operations before income taxes *		(5,712)	10,326	21,145	(8,384)
Income (loss) from continuing operations		(3,648)	10,136	13,976	(5,646)
Loss from discontinued operations		—	(362)	—	(888)
Net income (loss)		(3,648)	9,774	13,976	(6,534)

Income (loss) per share:
Continuing operations	— basic	(0.17)	0.48	0.69	(0.28)
Continuing operations	— diluted	(0.17)	0.48	0.68	(0.28)
Discontinued operations	— basic	—	(0.02)	—	(0.04)
Discontinued operations	— diluted	—	(0.02)	—	(0.04)
Net income	— basic	(0.17)	0.46	0.69	(0.32)
Net income	— diluted	(0.17)	0.46	0.68	(0.32)

*	During the fourth quarter of fiscal 2006, the Company recorded a reduction in revenues of $1,071 related to cancelled invoices issued to customers in prior periods. During the fourth quarter of fiscal 2006, the Company also recorded an increase in revenues of $626 related to a reversal of duplicate credit memos issued to a certain customer during a prior period of fiscal 2006 for product returns to Handleman Company.

		For the Three Months Ended
Fiscal Year 2005		July 31, 2004	October 30, 2004	January 31, 2005	April 30, 2005
Revenues		$232,059	$295,340	$459,270	$273,916
Gross profit		43,190	59,572	87,237	54,252
Income from continuing operations before income taxes		1,185	13,175	32,612	6,324
Income from continuing operations		925	8,636	20,766	4,556
Loss from discontinued operations		—	(483)	—	(204)
Net income		925	8,153	20,766	4,352

Income (loss) per share:
Continuing operations	— basic	0.04	0.38	0.94	0.21
Continuing operations	— diluted	0.04	0.38	0.94	0.21
Discontinued operations	— basic	—	(0.02)	—	(0.01)
Discontinued operations	— diluted	—	(0.02)	—	(0.01)
Net income	— basic	0.04	0.36	0.94	0.20
Net income	— diluted	0.04	0.36	0.94	0.20

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under “Management’s Report on Internal Control Over Financial Reporting,” the Company has reported a material weakness in the internal control over financial reporting as of April 29, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness reported below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 29, 2006. The assessment was based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in the Company’s internal control over financial reporting as of April 29, 2006:

The Company did not maintain effective controls over the completeness and accuracy of revenue and the related valuation of accounts receivable. Specifically, controls over invoice cancellations were not effective to ensure revenue was recorded in the appropriate accounting period and that the corresponding accounts receivable were properly valued. This control deficiency resulted in an adjustment to the Company’s fiscal 2006 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the Company’s revenues and accounts receivable that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Therefore, management has concluded this control deficiency constitutes a material weakness.

Because of the material weakness described above, management has concluded that the Company’s internal control over financial reporting was not effective as of April 29, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

Management excluded Crave Entertainment Group, Inc. from its assessment of internal control over financial reporting as of April 29, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006. Crave Entertainment Group, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 19.3% and 6.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 29, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 29, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Although the Company has not fully remediated the material weakness described above, it believes that it has made substantial progress. During the fourth quarter of fiscal 2006, management implemented additional procedures related to the accounts receivable reserve to specifically account for unprocessed invoice cancellations, and additional procedures to monitor the processing status of invoice cancellations.

Additionally, in the fourth quarter of fiscal 2006, management implemented a file balancing routine related to the information transfer of customer credits.

There were no other changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), other than those stated above, that occurred during the fourth fiscal quarter ended April 29, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10, with the exception of the following, is contained in the Handleman Company definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed on or before August 25, 2006, and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age		Office and Year First Elected or Appointed

Stephen Strome	61	(1)	Chairman of the Board (2001) and Chief Executive Officer (1991)

Thomas C. Braum, Jr.	51	(2)	Senior Vice President and Chief Financial Officer (2001)

Mark J. Albrecht	48	(3)	Senior Vice President Human Resources and Organizational Development (1999)

Ronnie W. Lund	43	(4)	Senior Vice President Product Management & Logistics and Business Processes (2005)

Scott A. Wilson	49	(5)	Group Vice President Handleman Entertainment Resources (2004)

Donald M. Genotti	48	(6)	Vice President and Corporate Controller (2001)

Khaled Haram	42	(7)	Senior Vice President, Chief Information Officer (2006)

1.	Stephen Strome was named Chairman of the Board on January 12, 2001. Mr. Strome has served as Chief Executive Officer since May 1991. Prior to his appointment as Chairman, Mr. Strome served as President since March 1990.

2.	Thomas C. Braum, Jr. was named Senior Vice President and Chief Financial Officer on July 12, 2001. Previously Mr. Braum served as Corporate Controller since June 1988. In February 1992, Mr. Braum was elected Vice President.

3.	Mark J. Albrecht has served as Senior Vice President Human Resources and Organizational Development since joining the Company on January 18, 1999.

4.	Ronnie W. Lund was named Senior Vice President Product Management & Logistics and Business Processes on January 22, 2005. Previously, Mr. Lund served as Group Vice President and Senior Vice President Product Management & Logistics since August 2002 and Vice President Merchandise Planning since May 1999.

5.	Scott A. Wilson was named Group Vice President Handleman Entertainment Resources on February 2, 2004. Previously, Mr. Wilson served as Vice President Marketing since October 2000.

6.	Donald M. Genotti was named Vice President, Corporate Controller on July 14, 2001. Previously, Mr. Genotti served as Assistant Corporate Controller since March 1997.

7.	Khaled Haram has served as Senior Vice President, Chief Information Officer since joining the Company on April 10, 2006. Prior to joining the Company, Mr. Haram was Chief Executive Officer of Zalia Cosmetics since 2002 and held various positions with Estee Lauder from 1992 through 2002, most recently as Vice President for Global Information Systems.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics (“Code”) applicable to all directors, officers and employees of the Company including the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. As noted earlier in Part I, Item 1, the Code, as well as any changes to or waivers from the Code, are available on the Company’s website, www.handleman.com, and is intended to satisfy the Company’s disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of the Company’s Code.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that Eugene A. Miller, Director, is the Company’s Audit Committee Financial Expert, as defined under the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Miller is independent of Company’s management as defined in the New York Stock Exchange listing standards. Other information regarding the Audit Committee is contained in the Handleman Company definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed on or before August 25, 2006, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed on or before August 25, 2006, and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of April 29, 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Handleman Company are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in COLUMN A)
	COLUMN A	COLUMN B	COLUMN C
Equity compensation plans approved by security holders	1,218,376	$17.61	1,275,911

Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable

Total	1,218,376	$17.61	1,275,911

(1)	Column A includes rights to 160,400, 228,000 and 313,650 performance shares granted, net of forfeitures, in fiscal years 2006, 2005 and 2004, respectively, of Handleman Company common stock, which would be distributed to the participants if certain fixed performance criteria are satisfied by May 3, 2008, April 28, 2007 and April 29, 2006 respectively. The performance shares were excluded in determining the weighted average exercise price in Column B.

Other information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed on or before August 25, 2006, and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed on or before August 25, 2006, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed on or before August 25, 2006, and such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. The following financial statements and supplementary data are filed as a part of this report under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of April 29, 2006 and April 30, 2005

Consolidated Statements of Income – For the Years Ended April 29, 2006, April 30, 2005 and May 1, 2004

Consolidated Statements of Shareholders’ Equity – For the Years Ended April 29, 2006, April 30, 2005 and May 1, 2004

Consolidated Statements of Cash Flows – For the Years Ended April 29, 2006, April 30, 2005 and May 1, 2004

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

3. Exhibits as required by Item 601 of Regulation S-K.

(a) The following documents are filed as part of this Annual Report on the Form 10-K:

Exhibit Number	EXHIBIT
3(a)	Handleman Company’s Restated Articles of Incorporation dated June 30, 1989 (Exhibit A to Form 10-K for the year ended May 1, 1993).	*

3(b)	Handleman Company Bylaws adopted March 7, 1990, as amended through February 22, 2006 (Form 8-K dated February 22, 2006).	*

10(a)	1992 Performance Incentive Plan (Form S-8 dated March 5, 1993, File No. 33-59100).	*

10(b)	1998 Stock Option and Incentive Plan (Form S-8 dated December 21, 1998, File No. 333-69389).	*

10(c)	2001 Employee Stock Purchase Plan (Form S-8 dated November 1, 2001, File No. 333-72622).	*

10(d)	2001 Stock Option and Incentive Plan (Form S-8 dated November 1, 2001, File No. 333-72624).	*

10(e)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit A to Form 10-K for the fiscal year ended May 1, 2004).	*

10(f)	Amendment to Handleman Company 1998 Stock Option and Incentive Plan (Exhibit B to Form 10-K for the fiscal year ended May 1, 2004).	*

10(g)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2004).	*

10(h)	Amendment to Handleman Company 1998 and 2001 Stock Option and Incentive Plan (Exhibit 10.3 to Form 10-Q for the quarter ended October 30, 2004).	*

10(i)	2004 Stock Plan (Form S-8 dated November 15, 2004, File No. 333-120485).	*

10(j)	Handleman Company Fiscal Year 2005 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(k)	Fiscal Year 2005 Performance Share Awards Plan (Form 8-K dated June 14, 2005).	*

10(l)	Handleman Company’s Fiscal Year 2006 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(m)	Fiscal Year 2006 Performance Awards Plan (Form 8-K dated June 14, 2005).	*

10(n)	Form of the Handleman Company Annual Management Incentive Plan Participant’s Summary. (Exhibit 10(n) to Form 10-K for the fiscal year ended April 30, 2005).	*

Exhibit Number	EXHIBIT
10(o)	Form of Performance Share Grant Agreement (Fiscal 2003). (Exhibit 10(o) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(p)	Form of Performance Share Grant Agreement (Fiscal 2005). (Exhibit 10(p) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(q)	Performance Share and Performance Unit Grant Agreement (Fiscal 2006). (Exhibit 10(q) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(r)	Handleman Company Restricted Stock Agreement Long Term Performance Incentive Grant. (Exhibit 10(r) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(s)	Summary of Directors’ Compensation. (Exhibit 10(s) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(t)	Summary of Salary Continuation Death Benefits for Officers and Directors. (Exhibit 10(t) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(u)	Handleman Company Supplemental Executive Retirement Plan (United States). (Exhibit 10(u) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(v)	First Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States). (Exhibit 10(v) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(w)	Second Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States). (Exhibit 10(w) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(x)	Third Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States). (Exhibit 10(x) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(y)	Fourth Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States). (Exhibit 10(y) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(z)	Advisory Agreement with David Handleman (Exhibit to Form 10-K for the fiscal year ended April 28, 1990).	*

10(aa)	Change of Control Agreement dated March 17, 1997 between Handleman Company and a certain executive officer (Exhibit A to Form 10-K for the fiscal year ended May 3, 1997).	*

10(bb)	Change of Control Agreement dated August 8, 2003 between Handleman Company and a certain executive officer (Exhibit D to Form 10-K for the fiscal year ended May 1, 2004).	*

10(cc)	Form of Change of Control/Severance Agreement. (Exhibit 10(dd) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(dd)	Amended and Restated Credit Agreement, dated as of November 22, 2005, among Handleman Company, the Banks named therein and LaSalle Bank Midwest Nation Association (as Agent) (Exhibit 10.1 to Form 8-K dated November 23, 2005).	*

Exhibit Number	EXHIBIT
10(ee)	Uncommitted Facility letter between Handleman UK Limited and certain bank dated November 24, 2003. (Exhibit 10(jj) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(ff)	Change of Control Agreement dated September 6, 2005 between Handleman Company and a certain executive officer. (Exhibit 10.1 to Form 10-Q for the quarter ended July 30, 2005).	*

10(gg)	Securities Purchase Agreement among Handleman Company and the Shareholders, Optionholders and Warrantholders of Crave Entertainment Group, Inc. dated October 18, 2005. (Exhibit 10.1 to Form 10-Q for the quarter ended October 29, 2005).	*

10(hh)	Amendment to Securities Purchase Agreement dated November 22, 2005. (Exhibit 10.2 to Form 10-Q for the quarter ended October 29, 2005).	*

21	Subsidiaries of the Registrant.	*	*

23	Consent of Independent Registered Public Accounting Firm.	*	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

*	Indicates documents are incorporated herein by reference.

**	Indicates documents are filed as part of this Annual Report on Form 10-K.

(b) The following document is furnished as part of this Annual Report on Form 10-K:

Exhibit Number	EXHIBIT
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities Exchange Commission.

Note:	Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED APRIL 30, 2005 AND APRIL 29, 2006

(in thousands of dollars)

COLUMN A	COLUMN B	COLUMN C Additions:		COLUMN D	COLUMN E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales Returns	Deductions: Adjustments of, or Charge to, Reserve	Balance at End of Period
Year ended April 30, 2005:
Accounts receivable, allowance for gross profit impact of estimated future returns	$8,508	$(207,495)	$257,249	$49,906	$8,356

Accounts receivable, allowance for doubtful accounts	$2,098	$2,010	$0	$1,655	$2,453

Inventory reserve	$4,636	$1,859	$0	$2,492	$4,003

Income tax valuation allowance	$2,953	$0	$0	$0	$2,953

Year ended April 29, 2006:
Accounts receivable, allowance for gross profit impact of estimated future returns	$8,356	$(249,601)	$302,917	$52,102	$9,570

Accounts receivable, allowance for doubtful accounts	$2,453	$3,415	$0	$1,780	$4,088

Inventory reserve	$4,003	$6,649	$0	$4,265	$6,387

Income tax valuation allowance	$2,953	$1,231	$0	$2,468	$1,716

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE: June 30, 2006	BY:	/s/ Stephen Strome
Stephen Strome, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Braum, Jr.	/s/ Donald M. Genotti
Thomas C. Braum, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Donald M. Genotti Vice President, Corporate Controller (Principal Accounting Officer)

June 30, 2006	June 30, 2006
DATE	DATE

/s/ Elizabeth Chappell	/s/ Eugene A. Miller
Elizabeth Chappell, Director	Eugene A. Miller, Director

June 30, 2006	June 30, 2006
DATE	DATE

/s/ P. Daniel Miller	/s/ James B. Nicholson
P. Daniel Miller, Director	James B. Nicholson, Director

June 30, 2006	June 30, 2006
DATE	DATE

/s/ Irvin D. Reid	/s/ Lloyd E. Reuss
Irvin D. Reid, Director	Lloyd E. Reuss, Director

June 30, 2006	June 30, 2006
DATE	DATE

/s/ Ralph J. Szygenda	/s/ Thomas S. Wilson
Ralph J. Szygenda, Director	Thomas S. Wilson, Director

June 30, 2006	June 30, 2006
DATE	DATE