Form 10-Q
period 2006-07-29
HANDLEMAN CO /MI/
filed 2006-09-07
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-7923

HANDLEMAN COMPANY

(Exact name of registrant as specified in its charter)

MICHIGAN	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Kirts Boulevard, Troy, Michigan	48084-5225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 248-362-4400

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of September 1, 2006 was 20,252,685.

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED JULY 29, 2006 AND JULY 30, 2005

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended
	July 29, 2006	July 30, 2005
Revenues	$240,406	$240,402
Costs and expenses:
Direct product costs	(204,814)	(199,722)
Selling, general and administrative expenses	(56,216)	(47,429)

Operating loss	(20,624)	(6,749)
Interest expense	(1,781)	(28)
Investment income	6	1,065

Loss before income taxes	(22,399)	(5,712)
Income tax benefit	16,456	2,064

Net loss	$(5,943)	$(3,648)

Loss per share:
Basic	$(0.30)	$(0.17)

Diluted	$(0.30)	$(0.17)

Weighted average number of shares outstanding during the period:
Basic	20,127	21,452

Diluted	20,127	21,452

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JULY 29, 2006 AND APRIL 29, 2006

(in thousands of dollars except share data)

	July 29, 2006 (Unaudited)	April 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,043	$10,346
Accounts receivable, less allowances of $13,298 at July 29, 2006 and $13,658 at April 29, 2006	216,351	257,942
Merchandise inventories	148,237	128,844
Other current assets	24,081	9,898

Total current assets	397,712	407,030

Property and equipment:
Land, buildings and improvements	13,885	13,896
Display fixtures	29,961	29,470
Computer hardware and software	63,400	62,632
Equipment, furniture and other	38,876	35,964

	146,122	141,962
Less accumulated depreciation	91,867	87,863

	54,255	54,099

Goodwill, net	36,938	36,938
Intangible assets, net	42,416	43,338
Other assets, net	31,713	33,626

Total assets	$563,034	$575,031

LIABILITIES
Current liabilities:
Debt, current portion	$—	$3,960
Notes payable	—	1,000
Accounts payable	161,483	144,401
Accrued and other liabilities	18,597	29,326

Total current liabilities	180,080	178,687
Debt, non-current	75,000	83,600
Other liabilities	15,929	15,755
Commitments and contingencies (Note 10)	—	—

Total liabilities	271,009	278,042

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,277,000 and 19,990,000 shares issued at July 29, 2006 and April 29, 2006, respectively	203	200
Accumulated other comprehensive income	17,514	16,067
Unearned compensation	—	(4,816)
Retained earnings	274,308	285,538

Total shareholders’ equity	292,025	296,989

Total liabilities and shareholders’ equity	$563,034	$575,031

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED JULY 29, 2006

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 weeks)
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Interest Rate Swap	Unearned Compensation	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
April 29, 2006	19,990	$200	$16,131	$(248)	$184	$(4,816)	—	$285,538	$296,989
Net loss								(5,943)	(5,943)
Adjustment for foreign currency translation			1,310						1,310
Minimum pension liability adjustment, net of tax of $32				59					59
Interest rate swap, net of tax of $43					78				78

Comprehensive loss, net of tax									(4,496)

Stock-based compensation:
Performance shares/units	212	2				3,484	(2,803)		683
Stock options	—	—				812	(611)		201
Restricted stock and other	75	1				520	(272)		249
Reclassification of additional paid-in capital							3,686	(3,686)	—
Cash dividends, $.08 per share								(1,601)	(1,601)

July 29, 2006	20,277	$203	$17,441	$(189)	$262	$—	$—	$274,308	$292,025

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED JULY 29, 2006 AND JULY 30, 2005

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 weeks) Ended
	July 29, 2006	July 30, 2005
Cash flows from operating activities:
Net loss	$(5,943)	$(3,648)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	4,088	4,284
Amortization of acquisition costs	2,306	91
Unrealized investment loss (income)	241	(469)
Loss on disposal of property and equipment	84	196
Stock-based compensation	1,057	2,109
Recoupment of license advances	624	—
Pension/SERP curtailment charges	1,064	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	42,885	25,505
Increase in merchandise inventories	(18,817)	(25,601)
(Increase) decrease in other operating assets	(13,821)	1,815
Increase in accounts payable	10,130	5,767
Decrease in other operating liabilities	(10,057)	(8,349)

Total adjustments	19,784	5,348

Net cash provided from operating activities	13,841	1,700

Cash flows from investing activities:
Additions to property and equipment	(4,280)	(2,913)
License advances and acquired rights	(1,923)	—
Proceeds from disposition of property and equipment	8	229
Cash investment in REPS LLC	(1,052)	(19,081)

Net cash used by investing activities	(7,247)	(21,765)

Cash flows from financing activities:
Issuances of debt	1,265,238	44,090
Repayments of debt	(1,277,798)	(44,090)
Checks issued in excess of cash balances	6,091	18,858
Cash dividends	(1,601)	(1,717)
Repurchases of common stock	—	(4,929)
Cash proceeds from stock-based compensation plans	76	54

Net cash (used by) provided from financing activities	(7,994)	12,266

Effect of exchange rate changes on cash	97	(271)
Net decrease in cash and cash equivalents	(1,303)	(8,070)
Cash and cash equivalents at beginning of period	10,346	30,826

Cash and cash equivalents at end of period	$9,043	$22,756

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 29, 2006, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the three months ended July 29, 2006 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 29, 2006 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 29, 2006, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	New Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (revised 2004),” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS No. 123R as of April 30, 2006, as required. The impact of adopting SFAS No. 123R on the first quarter ended July 29, 2006 was a reduction in net income of $277,000, of which $254,000 related to an increase in income tax expense. See Note 9 of Notes to Consolidated Financial Statements for additional information related to the adoption of SFAS No. 123R.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued by the FASB. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 as of April 30, 2006. The Company had no issues that fell under the guidance of SFAS No. 154 for the first quarter of fiscal 2007.

In June 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. This Interpretation clarifies the accounting for income taxes recognized in accordance with SFAS No. 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN No. 48 will be effective for the Company on April 29, 2007, and the Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	Acquisitions

Crave Entertainment Group, Inc.

On November 22, 2005, Handleman Company acquired the stock of privately-owned Crave Entertainment Group, Inc. (“Crave”). Crave is a distributor of video game software, including Crave-branded exclusively distributed video game software, as well as video game hardware and accessories to major retailers throughout the United States. This acquisition expands the Company’s customer base, broadens its product lines and provides growth opportunities for both organizations through cross-selling customers, services and products. This acquisition has been recorded in accordance with the provisions of SFAS No. 141, “Business Combinations,” and the operating results of Crave have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for the acquisition of Crave totaled $123,459,000. Handleman Company financed this acquisition through borrowings against its revolving line of credit.

REPS LLC

On June 24, 2005, Handleman Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers in the United States. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies. This acquisition has been recorded in accordance with the provisions of SFAS No. 141 and the operating results of REPS have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for the assets of REPS totaled $20,816,000.

4.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	July 29, 2006	April 29, 2006
Trade accounts receivable	$229,649	$271,600
Less allowances for:
Gross profit impact of estimated future returns	(8,692)	(9,570)
Doubtful accounts	(4,606)	(4,088)

Accounts receivable, net	$216,351	$257,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5.	Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill in the fourth quarter of each fiscal year or as business conditions warrant a review. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method. The Company recorded no goodwill impairment in the first quarter of fiscal 2007.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Company’s Consolidated Balance Sheets as of July 29, 2006 and April 29, 2006 was $36,938,000, which was net of amortization of $1,224,000 at each of these balance sheet dates. The category management and distribution operations business segment had goodwill of $10,309,000 at each of these balance sheet dates, while the video game operations business segment had the remaining $26,629,000.

Intangible Assets

Intangible assets relate to the acquisitions of Crave Entertainment Group, Inc. and REPS LLC and represent all of the intangible assets of the Company. The Company performs annual impairment analyses, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets. The Company recorded no intangible asset impairment during the first quarter of fiscal 2007.

The Company, principally in its video game operations business segment, incurs software development costs, which include payments made to independent software developers under development agreements, and license advances paid to intellectual property right holders for use of their trademarks or copyrights. Software development costs are recorded in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” These costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may occur early in the development cycle. Payments prior to technological feasibility, or amounts otherwise related to software development which are not capitalized, are charged immediately to research and development expense. Commencing upon product release, capitalized software development costs and license advances are amortized based upon the ratio of current revenues to total projected revenues, generally over a period of 18 months. The Company performs periodic analyses comparing the carrying value of its software development costs and license advances with the expected sales performance of the specific products for which the costs relate. Significant management judgments and estimates are utilized in the ongoing assessment of the recoverability of capitalized costs. Based upon such analyses, the Company adjusts, when necessary, the value of its software development costs and license advances.

On a monthly basis, management evaluates software development agreements to determine if balances are in a prepaid or payable status when, due to sales volume, the Company had fully expensed advances made to developers and additional royalties are owed. Royalties payable to developers and licensors are classified as accrued royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets. Accrued royalties as of July 29, 2006 totaled $636,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of July 29, 2006 and April 29, 2006 (in thousands of dollars):

	July 29, 2006		April 29, 2006
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademark	$7,900	$902	$7,900	$474
Customer relationships	28,100	3,047	28,100	1,547
Non-compete agreements	3,970	970	3,970	676
Software development costs/license advances	11,408	4,043	9,484	3,419

Total	$51,378	$8,962	$49,454	$6,116

	July 29, 2006		April 29, 2006
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Period
Trademark	$6,998	180 mos.	$7,426	180 mos.
Customer relationships	25,053	227 mos.	26,553	227 mos.
Non-compete agreements	3,000	41 mos.	3,294	41 mos.
Software development costs/license advances	7,365	17 mos.	6,065	17 mos.

Total	$42,416	159 mos.	$43,338	165 mos.

The Company’s aggregate amortization expense for the first three months of fiscal 2007 and fiscal 2006 totaled $2,846,000 and $92,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2007	$10,549
2008	10,819
2009	5,652
2010	3,737
2011	2,771
Thereafter	8,888

Total	$42,416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.	Debt

The Company has an unsecured $250,000,000 line of credit agreement with a consortium of banks. This facility will be incrementally reduced to $200,000,000 through 2009 (a $10,000,000 reduction in November 2007, a $20,000,000 reduction in November 2008, and a $20,000,000 reduction in November 2009).

The revolving credit agreement contains certain restrictions and covenants, relating to, among others, minimum debt service ratio, minimum leverage ratio and minimum consolidated net worth. The Company was in compliance with all of these covenants as of July 29, 2006 and April 29, 2006. The Company had borrowings of $75,000,000 against its line of credit at July 29, 2006, which was all classified as non-current. The Company had borrowings of $87,560,000 against its line of credit at April 29, 2006, of which $3,960,000 was classified as current and $83,600,000 was classified as non-current. This debt was primarily incurred to finance the Crave acquisition.

7.	Derivatives and Market Risk

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

Interest Rate Swaps

In order to reduce variable interest rate exposure on borrowings, on February 7, 2006, the Company entered into an interest rate swap agreement for a notional amount of $75,000,000. The amount of the swap agreement will be incrementally reduced to $50,000,000 in April 2007, to $25,000,000 in April 2008, and will expire in April 2009. The interest rate is fixed at 4.9675%, plus a charge that varies based on the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the Company’s revolving credit agreement.

The interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and is an effective cash flow hedge on related debt. The ineffective portion of any such hedge is included in current earnings. The hedge had no ineffectiveness during the first quarter ended July 29, 2006. The fair value of the swap agreement as of July 29, 2006 and April 29, 2006 was $406,000 and $285,000, respectively, and is recorded in “Other assets, net” in the Company’s Consolidated Balance Sheets. Net year-over-year changes in the fair value of the swap is recorded, net of taxes, in “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets.

Currency Forward Contracts

The Company’s businesses primarily operate in the local currencies of the countries in which they conduct business. During the course of its business, the Company may enter into currency forward contracts to reduce its foreign exchange risk. The Company does not speculate, and only enters into such contracts when they can be directly tied to a future payment in a currency other than the local currency for that business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified defined benefit plans, U.S. and Canadian Supplemental Executive Retirement Plans (“SERPs”), which cover select employees.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the Company’s U.S. pension plan and the U.S. SERP. Accordingly, during the first quarter of fiscal 2007, the Company recorded non-cash curtailment charges of $680,000 and $384,000 related to the Company’s U.S. pension plan and U.S. SERP, respectively. These charges were calculated in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits,” using actuarial assumptions as of July 29, 2006. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Three Months Ended		Three Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$441	$566	$108	$169
Interest cost	853	807	143	159
Expected return on plan assets	(1,115)	(959)	—	—
Amortization of unrecognized prior service cost and actuarial gain	154	611	71	153
Curtailment loss	680	—	384	—

Net periodic benefit cost	$1,013	$1,025	$706	$481

For the three months ended July 29, 2006, contributions to the Company’s defined benefit pension plans were $102,000. The Company anticipates contributing an additional $302,000 to the pension plans in the remainder of fiscal 2007, for a total contribution of $404,000. These amounts represent contributions to the Canadian pension plan only. The Company had no contributions to the U.S. pension plan, but expects to contribute $116,000 to the SERPs during fiscal 2007.

9.	Stock-Based Compensation

Effective April 30, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method, and accordingly prior period amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with SFAS No. 123, beginning May 4, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Upon the adoption of SFAS No. 123, the Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 were accounted for utilizing the fair value provisions of SFAS No. 123 and expensed over the vesting period. The following table illustrates the effect on net loss and loss per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for the quarter ended July 30, 2005 (in thousands of dollars except per share data):

Three Months Ended July 30, 2005
Net loss	$(3,648)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,348
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,300)

Pro forma net loss	$(3,600)

Net loss per share:
Reported —basic	$(0.17)
—diluted	(0.17)
Pro forma —basic	(0.17)
—diluted	(0.17)

The Company is authorized to grant stock options, performance shares, performance units and restricted stock under the 2004 Stock Plan and the 2001 Stock Option and Incentive Plan. The Company’s 2004 Stock Plan was approved by the Company’s shareholders during fiscal 2005. The Company’s 2001 Stock Option and Incentive Plan was approved during fiscal 2002. The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under that plan.

The maximum number of shares of stock that may be issued under the 2004 Stock Plan is 750,000 shares. During the three-month period ended July 29, 2006, the Company granted approximately 207,820 shares under this plan. After deducting stock options, performance shares, performance units and restricted stock issued or granted under this plan since adoption in September 2004, 352,114 shares of the Company’s stock are available for use under this plan as of July 29, 2006.

The maximum number of shares of stock which may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. During the three-month period ended July 29, 2006, the Company granted approximately 92,900 shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, there are 15,439 shares of the Company’s stock available for use under this plan as of July 29, 2006.

The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under this plan; however, no additional shares will be issued out of this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company recorded compensation expense for various stock-based compensation awards issued pursuant to the plans described herein in the amounts of $1.3 million and $2.1 million, for the three-month periods ended July 29, 2006 and July 30, 2005, respectively. The Company did not record a cumulative effect of change in accounting principle upon adoption of SFAS No. 123(R), since its pre-adoption actual forfeiture experience approximated its expected future forfeiture estimates. Related income tax benefits were recorded during the three-month periods ended July 29, 2006 and July 30, 2005 of $1.0 million and $0.8 million, respectively.

Fair Value Estimation Methodology and Assumptions

The Company’s use of the Black-Scholes option pricing model requires management to make various assumptions including the risk-free interest rate, expected term, expected volatility and dividend yield. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate for periods during the contractual life of stock-based compensation awards is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the award. Dividend yield assumptions are based on historical patterns and future expectations.

Prior to the adoption of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to determine the fair value of its equity based stock option awards and issuances under its Employee Stock Purchase Plan (“ESPP”). All other awards were based on the intrinsic value of the underlying stock. The weighted average assumptions used to estimate the fair value for stock options granted during the three-month periods ended July 29, 2006 and July 30, 2005 are as follows:

	Three-Months Ended
	July 29, 2006	July 30, 2005
Expected life (in years)	4.2	0.5
Risk-free interest rate	4.90%	3.38%
Expected volatility	33.87%	16.75%
Expected dividend yield	3.99%	1.48%

The weighted average estimated fair values of stock options granted and ESPP shares issued during the three-month periods ended July 29, 2006 and July 30, 2005 were $2.17 and $4.32, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which have various terms (not exceeding 10 years), and vesting periods (not exceeding three years) as approved by the Compensation Committee of the Board of Directors for the three-month period ended July 29, 2006, is set forth below. Options were granted at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of April 29, 2006	676,726	$17.61
Granted	25,000	$6.84
Terminated	(11,266)	$15.66
Exercised	—	—

Balance as of July 29, 2006	690,460	$17.25

Exercisable as of July 29, 2006	578,167	$16.97

During the second quarter of fiscal 2007, the Company terminated the 25,000 shares granted during the first quarter of fiscal 2007, which related to the departure of a key company executive.

The following table relates to the Company’s outstanding and exercisable stock options as of July 29, 2006:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 6.84 - $12.99	167,393	$10.97	79 months	142,393	$11.69
$13.00 - $16.99	273,935	$16.34	73 months	268,936	$16.35
$17.00 - $22.95	249,132	$22.47	95 months	166,838	$22.47

Total	690,460			578,167

The weighted average grant date fair value of stock options vested during the three-month periods ended July 29, 2006 and July 30, 2005 were $7.65 and $6.72, respectively.

As of July 29, 2006, unrecognized compensation cost related to non-vested stock options totaled $0.5 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the first quarter ended July 29, 2006, the Company granted 207,820 performance shares, net of forfeitures (of which there were none) of its common stock, respectively, under the plans. The performance shares will be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009.

Information related to performance shares for the three-month period ended July 29, 2006 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 29, 2006	702,050	$18.66	896,250
Granted	207,820	$6.84	311,730
Terminated	(5,000)	$20.12	(7,500)
Distribution	(313,650)	$16.93	(313,650)

Balance as of July 29, 2006	591,220	$15.41	886,830

During the second quarter of fiscal 2007, the Company terminated 21,500 shares granted during the first quarter of fiscal 2007, related to the departure of a key company executive.

As of July 29, 2006, unrecognized compensation cost related to non-vested performance shares totaled $3.1 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

The weighted average estimated fair values of performance share awards granted during the three-month periods ended July 29, 2006 and July 30, 2005 were $6.84 and $16.61, respectively.

Performance Units

Beginning in fiscal 2006, the Company granted performance units to certain employees as authorized within its stock plans. The performance units are payable in cash based upon achieving “free cash flow” objectives as defined and measured against pre-determined benchmarks, and accordingly, result in the recognition of a liability representing the Company’s future obligation. As of July 29, 2006 and April 29, 2006, approximately $0.9 million and $0.6 million, respectively, were recorded as non-current liabilities in the Company’s Consolidated Balance Sheets. Performance units vest over a three-year period and compensation expense associated with these performance units is adjusted to market value at each reporting date over the vesting period.

During the first quarter ended July 29, 2006, the Company granted 266,420 performance units, net of forfeitures, under the plans. The performance units will be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information related to performance units for the three-month period ended July 29, 2006 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 29, 2006	226,200	$16.61	339,300
Granted	267,020	$6.84	400,530
Terminated	(3,600)	$14.98	(5,400)

Balance as of July 29, 2006	489,620	$11.29	734,430

During the second quarter of fiscal 2007, the Company terminated 21,500 shares granted in the first quarter of fiscal 2007, related to the departure of a key company executive.

As of July 29, 2006, unrecognized compensation cost related to performance units totaled $2.1 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

The weighted average estimated fair values of performance unit awards granted during the three-month periods ended July 29, 2006 and July 30, 2005 were $6.84 and $16.61, respectively.

Restricted Stock

The Company grants restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

Information related to non-vested restricted stock for the three-month period ended July 29, 2006 is as follows:

	Estimated Number of Shares to be Awarded	Weighted Average Grant Date Fair Value
Balance as of April 29, 2006	65,637	$17.76
Granted	67,900	$7.79
Terminated	(1,250)	$16.04
Vested	(4,500)	$22.46

Balance as of July 29, 2006	127,787	$12.32

During the second quarter of fiscal 2007, the Company terminated 25,000 shares granted in the first quarter of fiscal 2007, related to the departure of a key company executive.

Restricted stock granted, net of forfeitures, for the first quarter ended July 29, 2006 was 67,400 shares with a weighted-average grant date fair value of $7.79. As of July 29, 2006, unrecognized compensation cost related to restricted stock totaled $0.6 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Employee Stock Purchase Plan

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 ESPP. The ESPP provides for the grant to eligible employees of the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company has reserved 700,000 shares of common stock for issuance under the ESPP. As of July 29, 2006, the Company had $21,000 of employee withholdings, included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets, to be used to purchase Company stock. Through July 29, 2006, 88,984 shares have been issued to employees under the ESPP since its inception.

10.	Contingencies

The Company has the following contingent liabilities related to its acquisition of Crave Entertainment Group during fiscal 2006: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. The Company is accruing this $2,000,000 liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. No earn out payments were achieved by Crave for calendar 2005.

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

11.	Comprehensive Loss

Comprehensive loss is summarized as follows (in thousands of dollars):

	Three Months Ended
	July 29, 2006	July 30, 2005
Net loss	$(5,943)	$(3,648)
Changes in:
Foreign currency translation adjustments	1,310	(5,096)
Minimum pension liability, net of tax	59	—
Interest rate swap, net of tax	78	—

Total comprehensive loss, net	$(4,496)	$(8,744)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the components of accumulated other comprehensive income (loss) included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	July 29, 2006	April 29, 2006
Foreign currency translation adjustments	$17,441	$16,131
Minimum pension liability, net of tax	(189)	(248)
Interest rate swap, net of tax	262	184

Total accumulated other comprehensive income	$17,514	$16,067

12.	Segment Information

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

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies,” contained in the Company’s Form 10-K for the year ended April 29, 2006. Segment data includes a charge allocating corporate costs to the operating segments, where applicable. The Company evaluates performance of its segments and allocates resources to them based on income before interest expense, investment income and income taxes (“segment income”).

The tables below present information about reported segments for the three months ended July 29, 2006 and July 30, 2005 (in thousands of dollars):

Three Months Ended July 29, 2006:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$209,608	$30,798	$240,406
Segment loss	(16,632)	(4,283)	(20,915)
Total assets	486,403	110,119	596,522
Capital expenditures	4,157	123	4,280

Three Months Ended July 30, 2005:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$240,402	—	$240,402
Segment loss	(7,073)	—	(7,073)
Total assets	486,279	—	486,279
Capital expenditures	2,913	—	2,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment loss to consolidated loss from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the three months ended July 29, 2006 and July 30, 2005 is as follows (in thousands of dollars):

	July 29, 2006	July 30, 2005
Revenues
Total segment revenues	$240,406	$240,402
Corporate revenues	—	—

Consolidated revenues from continuing operations	$240,406	$240,402

Loss From Continuing Operations Before Income Taxes
Total segment loss	$(20,915)	$(7,073)
Interest expense	(1,781)	(28)
Investment income	6	1,065
Unallocated corporate income	291	324

Consolidated loss from continuing operations before income taxes	$(22,399)	$(5,712)

Assets
Total segment assets	$596,522	$486,279
Elimination of intercompany receivables and payables	(33,488)	(6,245)

Consolidated assets	$563,034	$480,034

13.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended
	July 29, 2006	July 30, 2005
Weighted average shares during the period – basic	20,127	21,452
Additional shares from assumed exercise of stock-based compensation	—	—

Weighted average shares adjusted for assumed exercise of stock-based compensation – diluted	20,127	21,452

Handleman Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

For the first quarter of fiscal 2007, which ended on July 29, 2006, the Company had a net loss of $5.9 million or $0.30 per diluted share, compared to a net loss of $3.6 million or $0.17 per diluted share for the first quarter of fiscal 2006, which ended on July 30, 2005.

Results of Operations

Revenues for the first quarters of fiscal 2007 and fiscal 2006 were $240.4 million. Although consolidated revenues were flat, the Company had an incremental increase in revenues of $30.8 million and $9.6 million attributable to the inclusion of Crave and REPS, respectively, during the first quarter of fiscal 2007. These increases were offset, in part, by $16.7 million and $15.7 million declines in revenues in the U.S. and UK, respectively. The decrease in UK revenues was attributable to a 63% higher product return rate from customers during the first quarter this year compared to last year, primarily driven by customer requirements to reduce overall store inventory levels. The remainder of the decline in both markets was related to general softness in the overall music industry.

Direct product costs as a percentage of revenues was 85.2% for the first quarter ended July 29, 2006, compared to 83.1% for the first quarter ended July 30, 2005. The increase in direct product costs as a percentage of revenues for the first quarter of fiscal 2007 was primarily attributable to the following: (i) the addition of Crave revenues this year, which carry higher direct product costs as a percentage of revenues, contributed 1.3% to the overall increase in direct product costs as a percentage of revenues; and (ii) increased product markdowns in the first quarter of this year, compared to the same period last year, contributed 1.0% to the overall increase in direct product costs as a percentage of revenues. Direct product costs for the first quarters of fiscal 2007 and 2006 included costs associated with acquiring and preparing inventory for distribution of $5.0 million and $3.9 million, respectively.

Selling, general and administrative (“SG&A”) expenses were $56.2 million or 23.4% of revenues for the first quarter of fiscal 2007, compared to $47.4 million or 19.7% of revenues for the first quarter of fiscal 2006. The increase in SG&A expenses over the comparable prior year period was primarily due to (i) the inclusion of Crave expenses of $4.5 million; (ii) an increase in amortization of acquisition costs related to the acquisitions of Crave and REPS of $1.7 million and $0.5 million, respectively; (iii) an increase in outside consulting services of $1.7 million; and (iv) an increase in information technology related costs of $0.6 million. These amounts were offset in part by a decrease in stock-based compensation expense of $0.8 million, mainly resulting from an overall decline in the market price of the Company’s common stock.

Income before interest expense, investment income and income taxes (“operating income”) for the first quarter of fiscal 2007 was a loss of $20.6 million, compared to a loss of $6.7 million for the first quarter of fiscal 2006. The decrease in operating income was predominately due to increases in direct product costs as a percentage of revenues and in selling, general and administrative expenses, as previously discussed.

Interest expense for the first quarter of fiscal 2007 increased by $1.8 million. This year-over-year change was due to increased borrowings in the third quarter of fiscal 2006 to finance the Crave acquisition.

Investment income for the first quarter of fiscal 2007 decreased by $1.1 million. The Company recorded an investment loss related to assets held for the Company’s Supplemental Executive Retirement Plan of $0.2 million during the first quarter of fiscal 2007, compared to an investment gain of $0.5 million recorded during the first quarter of fiscal 2006.

The annual effective income tax rates for the first quarters of fiscal 2007 and 2006 were 73.5% and 36.1%, respectively. The significantly higher income tax rate in the first quarter of fiscal 2007 was due to the anticipated mix of earnings for fiscal 2007, as forecasted, within the taxing jurisdictions in which the Company operates.

Other

Accounts receivable at July 29, 2006 was $216.4 million, compared to $257.9 million at April 29, 2006. The decrease in accounts receivable was predominately due to lower sales volume in the first quarter of fiscal 2007, compared to the fourth quarter of fiscal 2006.

Merchandise inventories at July 29, 2006 was $148.2 million, compared to $128.8 million at April 29, 2006. Merchandise inventories in the U.S. increased by $14.0 million and reflect inventory purchases during the first quarter to take advantage of vendor deals and to support the upcoming holiday selling season. Inventory in the UK increased by $7.0 million primarily due to higher customer returns during the first quarter, as previously discussed.

Other current assets at July 29, 2006 was $24.1 million, compared to $9.9 million at April 29, 2006. This change was mainly due to an increase in income taxes receivable.

Accounts payable was $161.5 million at July 29, 2006, compared to $144.4 million at April 29, 2006. This increase was due to higher inventory purchases, as previously discussed.

Accrued and other liabilities decreased to $18.6 million at July 29, 2006, from $29.3 million at April 29, 2006. This change was due to a decrease in (i) payroll related items of $4.4 million; (ii) sales and use taxes of $2.8 million; (iii) income taxes payable of $2.2 million; and (iv) accrued royalties of $1.2 million.

During the first quarter of fiscal 2007, the Company did not repurchase any shares of its common stock. As of July 29, 2006, the Company had repurchased 2,044,000 million shares, or 63% of the shares under the current 15% share repurchase program authorized by Board of Directors.

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

Liquidity and Capital Resources

The Company has an unsecured $250.0 million line of credit with a consortium of banks. This facility will be incrementally reduced to $200.0 million through 2009 (a $10.0 million reduction in November 2007, a $20.0 million reduction in November 2008, and a $20.0 million reduction in November 2009). At July 29, 2006 and April 29, 2006, maximum borrowings allowable under the credit agreement were $100.7 million and $150.4 million, respectively. The Company had borrowings of $75.0 million and $87.6 million outstanding as of July 29, 2006 and April 29, 2006, respectively.

Management is reviewing its revolving credit agreement to ensure it, along with cash provided from operations, will provide sufficient liquidity to finance the acquisition of Crave, fund the Company’s day-to-day operations, including seasonal increases in working capital, as well as payments of cash dividends and repurchases of common stock under the Company’s share repurchase program.

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

On June 7, 2006 the Company announced a quarterly cash dividend of $0.08 per share. As a result, $1.6 million was paid on July 7, 2006 to shareholders of record at the close of business on June 21, 2006.

Net cash provided from operating activities for the three months ended July 29, 2006 was $13.8 million, compared to net cash provided from operating activities of $1.7 million for the same three-month period of last year. This increase was predominately due to favorable year-over-year changes in accounts receivable, merchandise inventories, accounts payable and non-cash charges of $17.4 million, $6.8 million, $4.4 million and $3.3 million, respectively. This increase was partially offset by unfavorable year-over-year changes in other operating assets/liabilities and net income of $17.3 million and $2.3 million, respectively.

Net cash used by investing activities was $7.2 million for the three months ended July 29, 2006, compared to net cash used by investing activities of $21.8 million for the three months ended July 30, 2005. This change was primarily the result of the Company’s year-over-year change in cash investment in REPS of $18.0 million, offset in part by increased spending on license advances and acquired rights and property and equipment of $1.9 million and $1.4 million, respectively.

Net cash used by financing activities was $8.0 million for the three months ended July 29, 2006, compared to net cash provided from financing activities of $12.3 million for the comparable three-month period of last year. This change was principally due to a decrease in checks issued in excess of cash balances and an increase in net repayments of debt of $12.8 million and $12.6 million, respectively, offset in part by a decline in the repurchase of the Company’s common stock in the amount of $4.9 million over the comparable quarter of last year.

Outlook

The mass merchant retailer segment of the music industry, in which the Company’s current customer base primarily operates, continued to gain slight market share within the industry during the Company’s first quarter of fiscal 2007; however, both the music industry and the mass merchant segment posted decreases in overall unit sales. Specifically, in the United States market, during the Company’s first fiscal quarter, mass merchant music sales, on a unit basis, decreased 7% over the comparable prior year period, while overall music industry sales decreased 10%, on a unit basis, during the same period. Similarly, during the Company’s first fiscal quarter, overall music industry sales decreased by 13% and 8% on a unit basis in the UK and Canadian markets, respectively, over the comparable prior year period.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, risks associated with the Company’s responsibilities required pursuant to its agreements with new and existing customers and its ability to secure funding and/or generate sufficient cash to support and develop new business while maintaining its existing business, achieving the business integration objectives expected with the Crave Entertainment Group and REPS acquisitions, achievement of cost saving strategies identified or in the process of being implemented, changes in the music and console video game industries, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce inclusive of digital music and console video game distribution, success of new music and video game releases, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In order to reduce variable interest rate exposure on a portion of its borrowings, the Company entered into an interest rate swap agreement for a notional amount of $75.0 million. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding the interest rate swap agreement.

The Company has no additional market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company competed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of July 29, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weakness was identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of April 29, 2006:

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

REMEDIATION OF THE MATERIAL WEAKNESS IN INTERNAL CONTROL

OVER FINANCIAL REPORTING

In order to address the material weakness identified as of April 29, 2006, during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, management implemented additional controls and procedures related to invoice cancellations and the accounts receivable reserve to ensure that the Company records revenue in the proper period and that it properly states the accounts receivable reserve balance at the end of each reporting period. These additional controls and procedures included:

•	the implementation of invoice monitoring and cancellation policies to ensure the timely processing of invoice cancellations

•	the enhancement of accounts receivable reserve procedures to ensure the accounts receivable reserve properly considers unprocessed invoice cancellations.

•	enhanced book to physical reconciliation procedures to assist with the identification of issues in a timely manner.

The Company believes appropriate controls are designed and in place, however, the Company must test the controls for a sufficient period of time before the Company can determine whether it has remediated the material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the remediation activities discussed above, the Company has not made any changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the first fiscal quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended April 29, 2006. There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The table below sets forth information with respect to shares repurchased under the 15% authorization in the first quarter ended July 29, 2006. The total number of shares repurchased excludes 1,191 shares delivered back to the Company to satisfy the tax withholding obligation upon the vesting of restricted stock and 99,759 shares delivered back to the Company to satisfy the tax withholding obligation on performance shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 30, 2006 through June 3, 2006	—	—	—	1,224,142
June 4, 2006 through July 1, 2006	—	—	—	1,224,142
July 2, 2006 through July 29, 2006	—	—	—	1,224,142

Total	—	—	—	1,224,142

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

HANDLEMAN COMPANY

DATE: September 7, 2006	BY:	/s/ Stephen Strome

STEPHEN STROME Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: September 7, 2006	BY:	/s/ Thomas C. Braum, Jr.

THOMAS C. BRAUM, JR. Executive Vice President and Chief Financial Officer (Principal Financial Officer)