Form 10-Q
period 2006-10-28
HANDLEMAN CO /MI/
filed 2006-12-06
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

or

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of December 1, 2006 was 20,286,740.

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Revenues	$330,509	$302,246	$570,915	$542,648
Costs and expenses:
Direct product costs	(278,750)	(248,281)	(483,564)	(448,003)
Selling, general and administrative expenses	(58,907)	(47,424)	(115,123)	(94,853)

Operating (loss) income	(7,148)	6,541	(27,772)	(208)
Interest expense	(1,495)	(220)	(3,276)	(248)
Investment income	470	4,005	476	5,070

(Loss) income from continuing operations before income taxes	(8,173)	10,326	(30,572)	4,614
Income tax (expense) benefit	(6,064)	(190)	10,392	1,874

(Loss) income from continuing operations	(14,237)	10,136	(20,180)	6,488

Discontinued operations (Note 4):
Loss from operations of discontinued subsidiary companies (including loss on disposal of $563 for the three and six-month periods ended October 29, 2005)	—	(563)	—	(563)
Income tax benefit	—	201	—	201

Loss from discontinued operations	—	(362)	—	(362)

Net (loss) income	$(14,237)	$9,774	$(20,180)	$6,126

(Loss) income per share:
Continuing operations - basic	$(0.70)	$0.48	$(1.00)	$0.31

Continuing operations - diluted	$(0.70)	$0.48	$(1.00)	$0.31

Discontinued operations - basic	$—	$(0.02)	$—	$(0.02)

Discontinued operations - diluted	$—	$(0.02)	$—	$(0.02)

Net income - basic	$(0.70)	$0.46	$(1.00)	$0.29

Net income - diluted	$(0.70)	$0.46	$(1.00)	$0.29

Weighted average number of shares outstanding during the period:
Basic	20,268	21,027	20,197	21,240

Diluted	20,268	21,142	20,197	21,405

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 28, 2006 and APRIL 29, 2006

(in thousands of dollars except share data)

	October 28, 2006 (Unaudited)	April 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,875	$10,346
Accounts receivable, less allowances of $16,309 at October 28, 2006 and $13,658 at April 29, 2006	291,066	257,942
Merchandise inventories	211,395	128,844
Other current assets	17,390	9,898

Total current assets	536,726	407,030

Property and equipment:
Land, buildings and improvements	13,885	13,896
Display fixtures	29,932	29,470
Computer hardware and software	63,912	62,632
Equipment, furniture and other	43,502	35,964

	151,231	141,962
Less accumulated depreciation	94,346	87,863

	56,885	54,099

Goodwill, net	36,938	36,938
Intangible assets, net	41,003	43,338
Other assets, net	32,586	33,626

Total assets	$704,138	$575,031

LIABILITIES
Current liabilities:
Debt, current portion	$96,560	$3,960
Notes payable	—	1,000
Accounts payable	289,074	144,401
Accrued and other liabilities	23,943	29,326

Total current liabilities	409,577	178,687
Debt, non-current	—	83,600
Other liabilities	15,901	15,755
Commitments and contingencies (Note 11)	—	—

Total liabilities	425,478	278,042

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,287,000 and 19,990,000 shares issued at October 28, 2006 and April 29, 2006, respectively	203	200
Accumulated other comprehensive income	18,963	16,067
Unearned compensation	—	(4,816)
Retained earnings	259,494	285,538

Total shareholders’ equity	278,660	296,989

Total liabilities and shareholders’ equity	$704,138	$575,031

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED OCTOBER 28, 2006

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 weeks)
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Interest Rate Swap	Unearned Compensation	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
April 29, 2006	19,990	$200	$16,131	$(248)	$184	$(4,816)	—	$285,538	$296,989
Net loss								(20,180)	(20,180)
Adjustment for foreign currency translation			2,953						2,953
Minimum pension liability adjustment, net of tax of $32				59					59
Interest rate swap, net of tax of $(64)					(116)				(116)

Comprehensive loss, net of tax									(17,284)

Stock-based compensation:
Performance shares/units	214	2				3,484	(2,088)		1,398
Stock options	—	—				812	(439)		373
Restricted stock and other	83	1				520	(114)		407
Reclassification of additional paid-in capital							2,641	(2,641)	—
Cash dividends, $0.16 per share								(3,223)	(3,223)

October 28, 2006	20,287	$203	$19,084	$(189)	$68	$—	$—	$259,494	$278,660

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 weeks) Ended
	October 28, 2006	October 29, 2005
Cash flows from operating activities:
Net (loss) income	$(20,180)	$6,126

Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Depreciation and amortization	8,095	8,529
Amortization of definite lived intangible assets	4,612	339
Recoupment of license advances	3,021	—
Gain on sale of investment	—	(3,844)
Unrealized investment income	(26)	(306)
Loss on disposal of property and equipment	243	321
Stock-based compensation	2,617	1,816
Pension/SERP curtailment charges	1,064	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(30,383)	(46,601)
Increase in merchandise inventories	(81,146)	(98,136)
(Increase) decrease in other operating assets	(6,718)	2,950
Increase in accounts payable	139,571	136,939
Decrease in other operating liabilities	(5,269)	(8,333)

Total adjustments	35,681	(6,326)

Net cash provided from (used by) operating activities	15,501	(200)

Cash flows from investing activities:
Additions to property and equipment	(10,925)	(7,592)
License advances and acquired rights	(5,128)	—
Proceeds from disposition of properties and equipment	1	231
Proceeds from sale of investment	—	3,844
Cash investment in REPS LLC	(1,052)	(19,107)
Other equity investments	(1,137)	—

Net cash used by investing activities	(18,241)	(22,624)

Cash flows from financing activities:
Issuances of debt	2,233,688	373,715
Repayments of debt	(2,224,688)	(338,815)
Checks issued in excess of cash balances	3,075	1,902
Cash dividends	(3,223)	(3,400)
Repurchases of common stock	—	(13,879)
Cash proceeds from stock-based compensation plans	76	62

Net cash provided from financing activities	8,928	19,585

Effect of exchange rate changes on cash	341	(491)
Net increase (decrease) in cash and cash equivalents	6,529	(3,730)
Cash and cash equivalents at beginning of period	10,346	30,826

Cash and cash equivalents at end of period	$16,875	$27,096

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 28, 2006, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the six months ended October 28, 2006 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 29, 2006 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 29, 2006, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	New Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (revised 2004),” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS No. 123R as of April 30, 2006, as required. The impact of adopting SFAS No. 123R on the first quarter of fiscal 2007 was a reduction in net income of $277,000, of which $254,000 related to an increase in income tax expense. See Note 10 of Notes to Consolidated Financial Statements for additional information related to the adoption of SFAS No. 123R.

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, the Statement does not require any new fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning April 29, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” was issued by the FASB. This Statement requires an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. This portion of SFAS No. 158 will be effective for the Company’s fiscal year ended April 28, 2007. This Statement also requires plan assets and benefit obligations to be measured as of an entity’s fiscal year end. This requirement will be effective for the Company’s fiscal year ended May 2, 2009. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” was issued by the Securities and Exchange Commission (“SEC”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements, the roll-over method and the iron curtain method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The use of this method can cause the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” since it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment, including how and when the errors arose. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company will apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending April 28, 2007. With the initial application of the provisions of SAB No. 108, the Company expects to record a decrease in prepaid property taxes of approximately $0.4 million, an increase in deferred income taxes of approximately $0.6 million, an increase in accrued property taxes of approximately $1.4 million and a decrease in retained earnings of approximately $1.2 million. The accompanying financial statements do not reflect these adjustments. Property taxes are being properly accounted for during the Company’s fiscal year 2007.

In June 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. This Interpretation clarifies the accounting for income taxes recognized in accordance with SFAS No. 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN No. 48 will be effective for the Company’s fiscal year beginning April 29, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

3.	Acquisitions

Crave Entertainment Group, Inc.

On November 22, 2005, Handleman Company acquired the stock of privately-owned Crave Entertainment Group, Inc. (“Crave”). Crave is a distributor of video game software, including Crave-branded exclusively distributed video game software, as well as video game hardware and accessories to major retailers throughout the United States. This acquisition expanded the Company’s customer base, broadened its product lines and provided growth opportunities for both organizations through cross-selling customers, services and products. This acquisition has been recorded in accordance with the provisions of SFAS No. 141, “Business Combinations,” and the operating results of Crave have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for the acquisition of Crave totaled $123,459,000. Handleman Company financed this acquisition through borrowings against its revolving line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

REPS LLC

On June 24, 2005, Handleman Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers in the United States. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies. This acquisition has been recorded in accordance with the provisions of SFAS No. 141 and the operating results of REPS have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for the net assets of REPS totaled $20,816,000.

4.	Discontinued Operations

In the second quarter of fiscal 2004, the Company sold its Anchor Bay Entertainment subsidiary companies. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction.

In the fourth quarter of fiscal 2004, a licensor of Anchor Bay Entertainment exercised its right to audit its royalty statements. As a result of this audit, the licensor asserted a claim against Anchor Bay Entertainment for royalties it believed were due them, in the amount of $5,600,000, including interest. Pursuant to the Anchor Bay Entertainment sale agreement, the Company was potentially liable for certain royalty audit claims. During the second quarter of fiscal 2005, the Company recorded a pre-tax charge of $758,000 ($483,000 after tax), which represented settlement of certain components of the claim. During the third quarter of fiscal 2005, this licensor initiated legal proceedings related to this matter. The Company settled these legal proceedings during the second quarter of fiscal 2006 and recorded an additional pre-tax charge of $563,000 ($362,000 after tax), representing final settlement costs and legal fees. These charges were included in “Loss from discontinued operations” in the Company’s Consolidated Statements of Operations.

5.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	October 28, 2006	April 29, 2006
Trade accounts receivable	$307,375	$271,600
Less allowances for:
Gross profit impact of estimated future returns	(11,219)	(9,570)
Doubtful accounts	(5,090)	(4,088)

Accounts receivable, net	$291,066	$257,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.	Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill in the fourth quarter of each fiscal year or as business conditions warrant a review. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method. The Company did not record any goodwill impairment charges during the first six months of fiscal 2007.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Company’s Consolidated Balance Sheets as of October 28, 2006 and April 29, 2006 was $36,938,000, which was net of amortization of $1,224,000 at each of these balance sheet dates. The category management and distribution operations business segment had goodwill of $10,309,000 at each of these balance sheet dates, while the video game operations business segment had the remaining $26,629,000 of goodwill.

Intangible Assets

Intangible assets relate to the acquisitions of Crave Entertainment Group, Inc. and REPS LLC and represent all of the intangible assets of the Company. The Company performs annual impairment analyses, or as business conditions warrant a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets. The Company did not record any intangible asset impairment charges during the first six months of fiscal 2007.

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

On a monthly basis, management evaluates software development agreements to determine if balances are in a prepaid or payable status when, due to sales volume, the Company has fully expensed advances made to developers and additional royalties are owed. Royalties payable to developers and licensors are classified as accrued royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets. Accrued royalties as of October 28, 2006 totaled $303,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of October 28, 2006 and April 29, 2006 (in thousands of dollars):

	October 28, 2006		April 29, 2006
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademark	$7,900	$1,329	$7,900	$474
Customer relationships	28,100	4,547	28,100	1,547
Non-compete agreements	3,970	1,264	3,970	676
Software development costs/license advances	14,612	6,439	9,484	3,419

Total	$54,582	$13,579	$49,454	$6,116

	October 28, 2006		April 29, 2006
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Period
Trademark	$6,571	180 mos.	$7,426	180 mos.
Customer relationships	23,553	227 mos.	26,553	227 mos.
Non-compete agreements	2,706	41 mos.	3,294	41 mos.
Software development costs/license advances	8,173	17 mos.	6,065	17 mos.

Total	$41,003	151 mos.	$43,338	165 mos.

The Company’s aggregate amortization expense for the first six months of fiscal 2007 and fiscal 2006 totaled $7,463,000 and $248,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
Remainder of 2007	$8,527
2008	11,433
2009	5,647
2010	3,737
2011	2,771
Thereafter	8,888

Total	$41,003

7.	Debt

On October 27, 2006, Handleman Company and certain borrowing subsidiaries entered into a second amendment (“2006 Credit Agreement”) to the amended and restated credit agreement dated November 22, 2005 (“2005 Credit Agreement”). The 2006 Credit Agreement reduces the Company’s line of credit to $225,000,000 from $250,000,000, which was available under the 2005 Credit Agreement, and converts the unsecured 2005 Credit Agreement to a secured obligation with a first priority security interest in all of the Company’s real and personal assets. In addition, the 2006 Credit Agreement deferred the Company’s obligation to meet its debt service coverage ratio and the leverage ratio covenants until February 26, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The 2006 Credit Agreement limits the Company’s borrowings to the lesser of (i) the facility commitment amount of $225,000,000, or (ii) an amount equal to the borrowing base, consisting of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of cash, less $15,000,000. Pursuant to the 2006 Credit Agreement, the Company may elect to pay interest under a variety of formulae tied to either prime plus 1.25% or LIBOR plus 2.25%. The 2006 Credit Agreement facility fee was increased to 0.50%. Without having obtained the 2006 Credit Agreement, it was probable that the Company would have violated one or more of the covenants, as defined in the 2005 Credit Agreement. The Company is currently in negotiations with its banks and expects to enter into a new multi-year credit facility prior to February 26, 2007. Absent a new multi-year credit facility, it is probable that the Company would violate the previously described covenants within the next twelve months. As a result, the Company’s $96,560,000 in borrowings outstanding at October 28, 2006 under the 2006 Credit Agreement were all classified as current. The Company had borrowings of $87,560,000 against its line of credit at April 29, 2006, of which $3,960,000 was classified as current and $83,600,000 was classified as non-current. This debt was primarily incurred to finance the Crave acquisition.

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

The interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and is an effective cash flow hedge on related debt. The ineffective portion of any such hedge is included in current earnings. The hedge was effective during the six months ended October 28, 2006. The fair value of the swap agreement as of October 28, 2006 and April 29, 2006 was $105,000 and $285,000, respectively, and is recorded in “Other assets, net” in the Company’s Consolidated Balance Sheets. Net year-over-year changes in the fair value of the swap is recorded, net of taxes, in “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets.

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

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time United States (“U.S.”) and Canadian employees. In addition, the Company has two nonqualified defined benefit plans, U.S. and Canadian Supplemental Executive Retirement Plans (“SERPs”), which cover select employees.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the Company’s U.S. pension plan and the U.S. SERP. Accordingly, during the first quarter of fiscal 2007, the Company recorded non-cash curtailment charges of $680,000 and $384,000 related to the Company’s U.S. pension plan and U.S. SERP, respectively. These charges were calculated in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits,” using actuarial assumptions as of July 29, 2006. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, losses are recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Three Months Ended		Three Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$455	$475	$126	$62
Interest cost	832	684	134	102
Expected return on plan assets	(1,090)	(815)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	35	522	5	(487)

Net periodic benefit cost	$232	$866	$265	$(323)

	Pension Plans		SERPs
	Six Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$896	$1,041	$234	$231
Interest cost	1,685	1,491	277	261
Expected return on plan assets	(2,205)	(1,774)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	189	1,133	76	(334)
Curtailment loss	680	—	384	—

Net periodic benefit cost	$1,245	$1,891	$971	$158

For the six months ended October 28, 2006, contributions to the Company’s defined benefit pension plans were $203,000. The Company anticipates contributing an additional $201,000 to the pension plans in the remainder of fiscal 2007, for a total contribution of $404,000. These amounts represent contributions to the Canadian pension plan only. The Company does not expect to contribute to the U.S. pension plan during fiscal 2007, but expects to contribute $116,000 to the SERPs for the fiscal year ending April 28, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.	Stock-Based Compensation

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

Upon the adoption of SFAS No. 123, the Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 were accounted for utilizing the fair value provisions of SFAS No. 123 and expensed over the vesting period. The following table illustrates the effect on net income and income per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for the quarter and six months ended October 29, 2005 (in thousands of dollars except per share data):

	Three Months Ended October 29, 2005	Six Months Ended October 29, 2005
Net income	$9,774	$6,126
Add: Stock-based employee compensation (income) expense included in reported net income, net of related tax effects	(293)	1,055
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(792)	(2,092)

Proforma net income	$8,689	$5,089

Net income per share:
Reported —basic	$.46	$.29
—diluted	.46	.29
Proforma —basic	.41	.24
—diluted	.41	.24

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

The maximum number of shares of stock that may be issued under the 2004 Stock Plan is 750,000 shares. During the six-month period ended October 28, 2006, the Company granted 363,820 shares under this plan. After deducting stock options, performance shares, performance units and restricted stock issued or granted under this plan since adoption in September 2004, 238,814 shares of the Company’s stock are available for use under this plan as of October 28, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The maximum number of shares of stock which may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. During the six-month period ended October 28, 2006, the Company granted 112,900 shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, there are 74,723 shares of the Company’s stock available for use under this plan as of October 28, 2006.

The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under this plan; however, no additional shares will be issued out of this plan.

The Company recorded compensation expense for various stock-based compensation awards issued pursuant to the plans described herein in the amounts of $1.3 million and $(0.3) million, for the three-month periods ended October 28, 2006 and October 29, 2005, respectively. Compensation expense for the six-month periods ended October 28, 2006 and October 29, 2005 was $2.6 million and $1.8 million, respectively. The Company did not record a cumulative effect of change in accounting principle upon adoption of SFAS No. 123(R), since its pre-adoption actual forfeiture experience approximated its expected future forfeiture estimates. Related income tax (expense) benefits were recorded during the three-month periods ended October 28, 2006 and October 29, 2005 of $(0.1) million and zero, respectively; for the six-month periods ended October 28, 2006 and October 29, 2005, income tax benefits were recorded in the amounts of $0.9 million and $0.8 million, respectively.

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

Prior to the adoption of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to determine the fair value of its equity based stock option awards and issuances under its Employee Stock Purchase Plan (“ESPP”). All other awards were based on the intrinsic value of the underlying stock. The weighted average assumptions used to estimate the fair value for stock options granted and ESPP shares issued during the three-month and six-month periods ended October 28, 2006 and October 29, 2005 are as follows:

	Three-Months Ended		Six-Months Ended
	October, 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Expected life (in years)	6.0	—	5.5	0.5
Risk-free interest rate	4.78%	—	4.81%	3.38%
Expected volatility	36.25%	—	35.61%	16.75%
Expected dividend yield	3.84%	—	3.88%	1.48%

The weighted average estimated fair values of stock options granted and ESPP shares issued during the three-month period ended October 28, 2006 was $2.39. There were no stock options granted or ESPP shares issued during the three-month period ended October 29, 2005. The weighted average estimated fair values of stock options granted and ESPP shares issued during the six-month periods ended October 28, 2006 and October 29, 2005 were $2.33 and $4.32, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which have various terms (not exceeding 10 years), and vesting periods (not exceeding three years) as approved by the Compensation Committee of the Board of Directors for the six-month period ended October 28, 2006, is set forth below. Options were granted at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of April 29, 2006	676,726	$17.61
Granted	125,000	$8.03
Terminated	(49,332)	$12.48
Exercised	—	—

Balance as of October 28, 2006	752,394	$16.35

Exercisable as of October 28, 2006	576,364	$16.94

During the second quarter of fiscal 2007, the Company terminated the 25,000 shares granted during the first quarter of fiscal 2007, which related to the departure of a key company executive.

The following table relates to the Company’s outstanding and exercisable stock options as of October 28, 2006:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 8.33 - $12.99	241,726	$10.30	90 months	141,726	$11.69
$13.00 - $16.99	270,768	$16.34	70 months	270,768	$16.34
$17.00 - $22.95	239,900	$22.47	92 months	163,870	$22.47

Total	752,394			576,364

The weighted average grant date fair values of stock options vested during the six-month periods ended October 28, 2006 and October 29, 2005 were $7.53 and $6.66, respectively.

As of October 28, 2006, unrecognized compensation cost related to non-vested stock options totaled $0.6 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the six months ended October 28, 2006, the Company granted 220,120 performance shares, net of forfeitures of its common stock under the plans. The performance shares will be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009.

Information related to performance shares for the six-month period ended October 28, 2006 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 29, 2006	702,050	$18.66	896,250
Granted	247,820	$7.08	371,730
Terminated	(71,200)	$14.99	(106,800)
Distribution	(313,650)	$16.93	(313,650)

Balance as of October 28, 2006	565,020	$15.00	847,530

During the second quarter of fiscal 2007, the Company terminated 21,500 shares granted during the first quarter of fiscal 2007, related to the departure of a key company executive.

As of October 28, 2006, unrecognized compensation cost related to non-vested performance shares totaled $3.2 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

The weighted average estimated fair values of performance share awards granted during the six-month periods ended October 28, 2006 and October 29, 2005 were $7.08 and $16.61, respectively.

Performance Units

Beginning in fiscal 2006, the Company granted performance units to certain employees as authorized within its stock plans. The performance units are payable in cash based upon achieving “free cash flow” objectives as defined and measured against pre-determined benchmarks, and accordingly, result in the recognition of a liability representing the Company’s future obligation. As of October 28, 2006 and April 29, 2006, approximately $1.1 million and $0.6 million, respectively, were recorded as non-current liabilities in the Company’s Consolidated Balance Sheets. Performance units vest over a three-year period and compensation expense associated with these performance units is adjusted to market value at each reporting date over the vesting period.

During the six months ended October 28, 2006, the Company granted 275,320 performance units, net of forfeitures, under the plans. The performance units will be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information related to performance units for the six-month period ended October 28, 2006 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 29, 2006	226,200	$16.61	339,300
Granted	307,020	$7.03	460,530
Terminated	(53,800)	$10.85	(80,700)

Balance as of October 28, 2006	479,420	$11.12	719,130

During the second quarter of fiscal 2007, the Company terminated 21,500 shares granted during the first quarter of fiscal 2007, related to the departure of a key company executive.

As of October 28, 2006, unrecognized compensation cost related to performance units totaled $2.5 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

The weighted average estimated fair values of performance unit awards granted during the six-month periods ended October 28, 2006 and October 29, 2005 were $7.03 and $16.61, respectively.

Restricted Stock

The Company grants restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

Information related to non-vested restricted stock for the six-month period ended October 28, 2006 is as follows:

	Estimated Number of Shares to be Awarded	Weighted Average Grant Date Fair Value
Balance as of April 29, 2006	65,637	$17.76
Granted	103,900	$7.78
Terminated	(29,000)	$8.15
Vested	(14,497)	$19.23

Balance as of October 28, 2006	126,040	$11.57

During the second quarter of fiscal 2007, the Company terminated 25,000 shares granted during the first quarter of fiscal 2007, related to the departure of a key company executive.

Restricted stock granted during the six months ended October 28, 2006, net of forfeitures, was 77,400 shares with a weighted-average grant date fair value of $8.06. As of October 28, 2006, unrecognized compensation cost related to restricted stock totaled $0.7 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Employee Stock Purchase Plan

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 ESPP. The ESPP provides eligible employees the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company has reserved 700,000 shares of common stock for issuance under the ESPP. As of October 28, 2006, the Company had $69,000 of employee withholdings, included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets, to be used to purchase Company stock. Through October 28, 2006, 88,984 shares have been issued to employees under the ESPP since its inception.

11.	Contingencies

The Company has the following contingent liabilities related to its acquisition of Crave Entertainment Group during fiscal 2006: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. The Company is accruing this $2,000,000 liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. No earn out payments were achieved by Crave for calendar 2005 and the Company does not expect any earn out payments to be achieved by Crave for calendar 2006.

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

12.	Comprehensive (Loss) Income

Comprehensive (loss) income is summarized as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net (loss) income	$(14,237)	$9,774	$(20,180)	$6,126
Changes in:
Foreign currency translation adjustments	1,643	1,760	2,953	(3,336)
Minimum pension liability, net of tax	—	—	59	—
Interest rate swap, net of tax	(194)	—	(116)	—

Total comprehensive (loss) income, net	$(12,788)	$11,534	$(17,284)	$2,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	October 28, 2006	April 29, 2006
Foreign currency translation adjustments	$19,084	$16,131
Minimum pension liability, net of tax	(189)	(248)
Interest rate swap, net of tax	68	184

Total accumulated other comprehensive income	$18,963	$16,067

13.	Segment Information

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

The tables below present information about reported segments for the three months ended October 28, 2006 and October 29, 2005 (in thousands of dollars):

Three Months Ended October 28, 2006:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$285,352	$45,157	$330,509
Segment (loss)	(4,845)	(2,661)	(7,506)
Capital expenditures	6,482	163	6,645

Three Months Ended October 29, 2005:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$302,246	$—	$302,246
Segment income	6,262	—	6,262
Capital expenditures	4,679	—	4,679

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment (loss) income to consolidated (loss) income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the three months ended October 28, 2006 and October 29, 2005 is as follows (in thousands of dollars):

	October 28, 2006	October 29, 2005
Revenues
Total segment revenues	$330,509	$302,246
Corporate revenues	—	—

Consolidated revenues from continuing operations	$330,509	$302,246

(Loss) Income From Continuing Operations Before Income Taxes
Total segment (loss) income	$(7,506)	$6,262
Interest expense	(1,495)	(220)
Investment income	470	4,005
Unallocated corporate income	358	279

Consolidated (loss) income from continuing operations before income taxes	$(8,173)	$10,326

The tables below present information about reported segments for the six months ended October 28, 2006 and October 29, 2005 (in thousands of dollars):

Six Months Ended October 28, 2006:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$494,960	$75,955	$570,915
Segment (loss)	(21,477)	(6,944)	(28,421)
Total assets	608,680	135,470	744,150
Capital expenditures	10,639	286	10,925

Six Months Ended October 29, 2005:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$542,648	$—	$542,648
Segment (loss)	(811)	—	(811)
Total assets	630,075	—	630,075
Capital expenditures	7,592	—	7,592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment loss to consolidated (loss) income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the six months ended October 28, 2006 and October 29, 2005 is as follows (in thousands of dollars):

	October 28, 2006	October 29, 2005
Revenues
Total segment revenues	$570,915	$542,648
Corporate revenues	—	—

Consolidated revenues from continuing operations	$570,915	$542,648

(Loss) Income From Continuing Operations Before Income Taxes
Total segment loss for reportable segments	$(28,421)	$(811)
Interest expense	(3,276)	(248)
Investment income	476	5,070
Unallocated corporate income	649	603

Consolidated (loss) income from continuing operations before income taxes	$(30,572)	$4,614

Assets
Total segment assets	$744,150	$630,075
Elimination of intercompany receivables and payables	(40,012)	—

Consolidated assets	$704,138	$630,075

14.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Weighted average shares during the period – basic	20,268	21,027	20,197	21,240
Additional shares from assumed exercise of stock-based compensation	—	115	—	165

Weighted average shares adjusted for assumed exercise of stock-based compensation – diluted	20,268	21,142	20,197	21,405

Handleman Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Handleman Company operates in two business segments: category management and distribution operations, and video game operations. As a category manager, the Company manages a broad assortment of prerecorded music titles to optimize sales and inventory productivity in retail stores in the United States (“U.S.”), United Kingdom (“UK”) and Canada. Services offered as a category manager include direct-to-store shipments, marketing and in-store merchandising. The video game operations are related to Crave Entertainment Group, Inc. (“Crave”).

On November 22, 2005, the Company acquired the stock of privately-owned Crave Entertainment Group, Inc. Crave is a distributor of video game hardware, software and accessories to retailers throughout the U.S. This acquisition expanded the Company’s customer base, broadened its product lines and allows for growth opportunities in both business segments through cross-selling customers, services and products.

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

Overview

For the second quarter of fiscal 2007, which ended on October 28, 2006, the Company had a net loss of $14.2 million or $0.70 per diluted share, compared to net income of $9.8 million or $0.46 per diluted share for the second quarter of fiscal 2006, which ended on October 29, 2005. The net loss for the second quarter of fiscal 2007 was entirely from continuing operations, whereas net income for the second quarter of fiscal 2006 included income from continuing operations of $10.1 million or $0.48 per diluted share and a loss from discontinued operations of $0.3 million or $0.02 per diluted share.

The Company had a net loss for the first six months of fiscal 2007 of $20.2 million or $1.00 per diluted share, compared to net income of $6.1 million or $0.29 per diluted share for the first six months of fiscal 2006.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations. See Note 4 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Revenues for the second quarter of fiscal 2007 were $330.5 million, compared to $302.2 million for the second quarter of fiscal 2006. The Company had an incremental increase in revenues of $45.2 million attributable to the inclusion of Crave during the second quarter of fiscal 2007. This increase was offset, in part, by revenue decreases in the U.S. and Canada of $12.7 million and $4.4 million, respectively. U.S. and Canadian revenues were negatively impacted by a decline in music industry sales. In addition, U.S. revenues were also impacted by the mix of new release titles, which shifted consumer purchases to retail sources other than the mass merchant retailer (the Company’s primary customer base), while revenues in Canada were negatively impacted by a higher proportion of sales of lower priced promotional product.

Revenues for the first six months of fiscal 2007 were $570.9 million, compared to $542.6 million for the first six months of fiscal 2006. This improvement in year-over-year revenues was due to the addition of $76.0 million and $16.0 million of revenue attributable to Crave and REPS, respectively. These increases were offset, in part, by $29.3 million, $15.0 million and $5.0 million declines in revenues in the U.S., UK and Canada, respectively.

Direct product costs as a percentage of revenues was 84.3% for the second quarter ended October 28, 2006, compared to 82.1% for the second quarter ended October 29, 2005. The increase in direct product costs as a percentage of revenues for the second quarter of fiscal 2007 was primarily attributable to the following: (i) the addition of Crave revenues this year, which carry higher direct product costs as a percentage of revenues, contributed 1.1% to the overall increase in direct product costs as a percentage of revenues; (ii) accrual adjustments, predominately those related to increased product markdowns in the second quarter of this year, compared to the same period last year, contributed 0.4% to the overall increase in direct product costs as a percentage of revenues, and (iii) the greater proportion of revenues related to customer programs and promotions, and as well as a shift in product mix, which increased overall direct product costs as a percentage of revenues by 0.3%. In addition, direct product costs for the second quarters of fiscal 2007 and 2006 included costs associated with acquiring and preparing inventory for distribution of $5.5 million and $4.4 million, respectively, which contributed 0.4% to the overall increase in direct product costs as a percentage of revenues. Direct product costs as a percentage of revenues was 84.7% for the first six months of fiscal 2007, compared to 82.6% for the first six months of fiscal 2006. Direct product costs for the first six months of fiscal years 2007 and 2006 included costs associated with acquiring and preparing inventory for distribution of $10.5 million and $8.2 million, respectively.

Selling, general and administrative (“SG&A”) expenses were $58.9 million or 17.8% of revenues for the second quarter of fiscal 2007, compared to $47.4 million or 15.7% of revenues for the second quarter of fiscal 2006. The increase in SG&A expenses over the comparable prior year period was primarily due to (i) the inclusion of Crave expenses of $4.8 million; (ii) an increase in amortization of definite lived intangible assets related to the acquisitions of Crave and REPS of $1.7 million and $0.3 million, respectively; (iii) an increase in outside consulting services of $1.7 million; (iv) an increase in stock-based compensation expense of $1.6 million, mainly resulting from changes in the market price of the Company’s common stock; and (v) startup costs in the UK, related to the Company’s new business arrangement with a key retailer and the commencement of the greeting card business in the amounts of $2.0 million and $1.1 million, respectively. These increases were partially offset by decreases in certain other U.S. operating expenses totaling $1.3 million. SG&A expenses for the first six months of this year were $115.1 million or 20.2% of revenues, compared to $94.9 million or 17.5% or revenues for the first six months of last year.

Income before interest expense, investment income and income taxes (“operating income”) for the second quarter of fiscal 2007 was a loss of $7.1 million, compared to income of $6.5 million for the second quarter of fiscal 2006. Operating income for the first six months of this year was a loss of $27.8 million, compared to a loss of $0.2 million for the first six months of last year.

Interest expense for the second quarter of fiscal 2007 increased to $1.5 million from $0.2 million for the second quarter of fiscal 2006. Interest expense for the first six months of fiscal 2007 was $3.3 million, compared to $0.2 million for the comparable period last year. This year-over-year change was due to increased borrowings in the third quarter of fiscal 2006, primarily related to the financing of the Crave acquisition.

Investment income for the second quarter of fiscal 2007 decreased to $0.5 million from $4.0 million for the second quarter of fiscal 2006. During the second quarter of fiscal 2006, the Company recorded investment income of $3.8 million related to a gain on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company received an additional $0.5 million in the third quarter of fiscal 2006 and may receive additional proceeds of approximately $1.5 million through September 2009, subject to general and tax indemnification claims. During the second quarter of fiscal 2007, the Company recorded investment income of $0.4 million related to investment gains on assets held for the Company’s Supplemental Executive Retirement Plan compared to investment expense related to losses on assets held of $0.1 million recorded in the second quarter of fiscal 2006. Investment income for the first six months of fiscal 2007 was $0.5 million, compared to $5.1 million for the first six months of fiscal 2006.

The effective income tax rates for the second quarters of fiscal years 2007 and 2006 were (74.2)% and 1.8%, respectively. The income tax rate in the second quarter of fiscal 2007 was a result of applying jurisdictional income tax rates to forecasted earnings by business unit for fiscal 2007, in accordance with accounting guidelines. The effective income tax rate for the first six months of fiscal 2007 was 34.0%, compared to (40.6)% for the same period last year. The significantly lower income tax rates in both the second quarter and first six months of fiscal 2006 were due to the partial release of a valuation allowance related to a capital loss and the tax benefit resulting from the cancellation of a worthless debt from an insolvent subsidiary, both occurring in the second quarter of fiscal 2006, in the amounts of $2.1 million and $1.0 million, respectively.

Other

Accounts receivable at October 28, 2006 was $291.1 million, compared to $257.9 million at April 29, 2006. This increase was mainly due to the higher revenues in the second quarter of this year, compared to those in the fourth quarter of last year, which is attributable to the seasonal nature of the Company’s business.

Merchandise inventories at October 28, 2006 was $211.4 million, compared to $128.8 million at April 29, 2006. The increase in merchandise inventories was principally due to increased inventory purchases to support the higher sales level anticipated in the third quarter of fiscal 2007 due to the upcoming holiday season.

Other current assets at October 28, 2006 was $17.4 million, compared to $9.9 million at April 29, 2006. This change was mainly due to an increase in income taxes receivable.

Accounts payable was $289.1 million at October 28, 2006, compared to $144.4 million at April 29, 2006. This increase was due to higher inventory purchases, as previously discussed.

Accrued and other liabilities decreased to $23.9 million at October 28, 2006 from $29.3 million at April 29, 2006. This change was primarily due to decreases in income taxes payable, accrued payroll related items, sales and use taxes payable and accrued royalties of $2.2 million, $1.9 million, $1.9 million and $1.5 million, respectively, partially offset by an increase in accrued consulting fees of $1.8 million.

During the second quarter of fiscal 2007, the Company did not repurchase any shares of its common stock. As of October 28, 2006, the Company had repurchased 2,044,000 million shares, or 63% of the shares under the current 15% share repurchase program authorized by Board of Directors.

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

Liquidity and Capital Resources

On October 27, 2006, Handleman Company and certain borrowing subsidiaries entered into a second amendment (“2006 Credit Agreement”) to the amended and restated credit agreement dated November 22, 2005 (“2005 Credit Agreement”). The 2006 Credit Agreement reduces the Company’s line of credit to $225.0 million from $250.0 million, which was available under the 2005 Credit Agreement, and converts the unsecured 2005 Credit Agreement to a secured obligation with a first priority security interest in all of the Company’s real and personal assets. In addition, the 2006 Credit Agreement deferred the Company’s obligation to meet its debt service coverage ratio and the leverage ratio covenants until February 26, 2007.

Without having obtained the 2006 Credit Agreement, it was probable that the Company would have violated one or more of the covenants, as defined in the 2005 Credit Agreement. The Company is in negotiations with its banks and expects to enter into a new multi-year credit facility prior to February 26, 2007. Absent a new multi-year credit facility, it is probable that the Company would violate the previously described covenants within the next twelve months. As a result, the Company’s $96.6 million in borrowings outstanding at October 28, 2006, under the 2006 Credit Agreement, were all classified as current. The Company had borrowings of $87.6 million outstanding as of April 29, 2006, of which $4.0 million was classified as current and $83.6 million was classified as non-current. This debt was primarily incurred to finance the Crave acquisition. Management expects the new multi-year facility, along with cash provided from operations, will provide sufficient liquidity to finance the operations of Crave and fund the Company’s day-to-day operations, including seasonal increases in working capital.

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

On September 6, 2006 the Company announced a quarterly cash dividend of $0.08 per share. As a result, $1.6 million was paid on October 6, 2006 to shareholders of record at the close of business on September 20, 2006.

Net cash provided from operating activities for the six months ended October 28, 2006 was $15.5 million, compared to net cash used by operating activities of $0.2 million for the same six-month period of last year. This increase was predominately due to favorable year-over-year changes in merchandise inventories, accounts receivable and non-cash charges of $17.0 million, $16.2 million and $12.8 million, respectively. This increase was partially offset by unfavorable year-over-year changes in net income and other operating assets/liabilities of $26.3 million and $6.6 million, respectively.

Net cash used by investing activities was $18.2 million for the six months ended October 28, 2006, compared to net cash used by investing activities of $22.6 million for the six months ended October 29, 2005. This change was primarily the result of the Company’s year-over-year decrease in the cash investment in REPS of $18.1 million. This decrease was offset in part by increased spending on license advances and acquired rights, and property and equipment of $5.1 million and $3.3 million, respectively, and a decrease in proceeds from the sale of investments of $3.8 million.

Net cash provided from financing activities was $8.9 million for the six months ended October 28, 2006, compared to net cash provided from financing activities of $19.6 million for the comparable six-month period of last year. This change was principally due to a decrease in net debt issuances of $25.9 million, offset in part by a decline in the repurchase of the Company’s common stock in the amount of $13.9 million over the comparable quarter of last year.

The following table summarizes the Company’s contractual cash obligations and commitments as of October 28, 2006 along with their expected effects on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt obligations	$96,560	$96,560	$—	$—	$—
Operating leases	46,549	4,203	20,410	7,765	14,171
Less: operating sub-leases	(2,087)	(285)	(1,707)	(95)	—
Purchase obligations	60,972	60,972	—	—	—
Other obligations	96,740	7,306	34,825	18,650	35,959
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$302,095	$172,117	$53,528	$26,320	$50,130

Operating leases represent non-cancelable operating leases entered into by the Company, primarily related to buildings and other equipment. Purchase obligations were those entered into through the normal course of business, principally related to the purchase of inventory. Other obligations mainly include contractual commitments for information technology related services.

Industry Update

The mass merchant retailer segment of the music industry, in which the Company’s current customer base primarily operates, continued to gain slight market share within the industry during the Company’s second quarter of fiscal 2007; however, the music industry posted decreases in overall unit sales. Specifically, in the United States market during the Company’s second fiscal quarter, mass merchant music sales and overall music industry sales on a unit basis, decreased almost 5% each over the comparable prior year period. Similarly, during the Company’s second fiscal quarter, overall music industry sales decreased by 7% and 3% on a unit basis in the UK and Canadian markets, respectively, over the comparable prior year period.

Company Outlook

The Company continues to focus on realigning its cost structure to reduce selling, general and administrative expenses. Programs which have already been implemented include: (i) freezing the Company’s U.S. defined benefit pension plan and the U.S. Supplemental Executive Retirement Plan; (ii) adjusting employee healthcare benefits; (iii) undertaking several initiatives to improve service level efficiencies; and (iv) adjusting field and warehouse wage levels to benchmarks. The initiatives already implemented are expected to reduce Company expenses in excess of $10 million annually. Additional cost savings programs have been identified and are expected to provide an additional annual savings in the range of $10 million to $15 million, when completed. These amounts are prior to any one-time implementation costs.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of October 28, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

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

REMEDIATION OF THE MATERIAL WEAKNESS IN INTERNAL CONTROL

OVER FINANCIAL REPORTING

In order to address the material weakness identified as of April 29, 2006, during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, management implemented additional controls and procedures related to invoice cancellations and the accounts receivable reserve to ensure that the Company records revenue in the proper period and that it properly states the accounts receivable reserve balance at the end of each reporting period. These additional controls and procedures included:

•	the implementation of invoice monitoring and cancellation policies to ensure the timely processing of invoice cancellations,

•	the enhancement of accounts receivable reserve procedures to ensure the accounts receivable reserve properly considers unprocessed invoice cancellations, and

•	enhanced book to physical inventory reconciliation procedures to assist with the identification of issues in a timely manner.

The Company believes appropriate controls are designed and in place, however, the Company must test the controls for a sufficient period of time before the Company can determine whether it has remediated the material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the remediation activities discussed above, the Company has not made any changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the second fiscal quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting .

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

On October 27, 2006, the Company amended its revolving credit facility as discussed in Note 7 of Notes to Consolidated Financial Statements. In addition, the 2006 Credit Agreement deferred the Company’s obligation to meet its debt service coverage ratio and the leverage ratio covenants until February 26, 2007. Without having obtained the 2006 Credit Agreement, it was probable that the Company would have violated one or more of the covenants, as defined in the 2005 Credit Agreement. The Company is currently in negotiations with its banks and expects to enter into a new multi-year credit facility prior to February 26, 2007.

There have been no other significant changes in risks and uncertainties during the second quarter of fiscal 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The table below sets forth information with respect to shares repurchased under the 15% authorization in the second quarter ended October 28, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 30, 2006 through September 2, 2006	—	—	—	1,224,142
September 3, 2006 through September 30, 2006	—	—	—	1,224,142
October 1, 2006 through October 28, 2006	—	—	—	1,224,142

Total	—	—	—	1,224,142

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of Handleman Company was held on September 6, 2006. Two matters were voted at the Annual Meeting, the election of three directors and the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s registered public accounting firm for the fiscal year ending April 28, 2007. James B. Nicholson, Lloyd E. Reuss and Stephen Strome were elected for three-year terms expiring in 2009. Following are the results of the vote: James B. Nicholson, 15,445,004 votes for, 296,726 votes withheld; Lloyd E. Reuss, 15,445,040 votes for, 296,690 votes withheld; and Stephen Strome, 15,444,030 votes for, 297,700 votes withheld. Other directors, whose term of office continued after the meeting, are Elizabeth Chappell, Eugene A. Miller, P. Daniel Miller, Irvin D. Reid, Ralph J. Szygenda and Thomas S. Wilson. The appointment of PricewaterhouseCoopers LLP was ratified with 15,569,723 votes for, 160,456 votes against and 11,551 votes withheld.

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

HANDLEMAN COMPANY

DATE: December 6, 2006	BY:	/s/ Stephen Strome
STEPHEN STROME Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: December 6, 2006	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR. Executive Vice President and Chief Financial Officer (Principal Financial Officer)