Form 10-Q
period 2007-01-31
HANDLEMAN CO /MI/
filed 2007-03-08
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-7923

HANDLEMAN COMPANY

(Exact name of registrant as specified in its charter)

MICHIGAN	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

500 Kirts Boulevard, Troy, Michigan	48084-5225
(Address of principal executive offices)	(Zip Code)

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of March 2, 2007 was 20,298,606.

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JANUARY 31, 2007 AND 2006

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended		Nine Months (39 weeks) Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Revenues	$485,025	$485,021	$1,055,940	$1,027,669
Costs and expenses:
Direct product costs	(412,570)	(403,643)	(896,134)	(851,646)
Selling, general and administrative expenses	(64,642)	(59,098)	(179,765)	(153,951)

Operating income (loss)	7,813	22,280	(19,959)	22,072
Interest expense	(2,671)	(2,455)	(5,947)	(2,703)
Investment income	929	1,320	1,405	6,390

Income (loss) from continuing operations before income taxes	6,071	21,145	(24,501)	25,759
Income tax (expense) benefit	(1,842)	(7,169)	8,550	(5,295)

Income (loss) from continuing operations	4,229	13,976	(15,951)	20,464

Discontinued operations (Note 4):
Loss from operations of discontinued subsidiary companies (including loss on disposal of $563 for the nine-month period ended January 31, 2006)	—	—	—	(563)
Income tax benefit	—	—	—	201

Loss from discontinued operations	—	—	—	(362)

Net income (loss)	$4,229	$13,976	$(15,951)	$20,102

Income (loss) per share:
Continuing operations - basic	$0.21	$0.69	$(0.79)	$0.98

Continuing operations - diluted	$0.21	$0.68	$(0.79)	$0.97

Discontinued operations - basic	$—	$—	$—	$(0.02)

Discontinued operations - diluted	$—	$—	$—	$(0.02)

Net income - basic	$0.21	$0.69	$(0.79)	$0.96

Net income - diluted	$0.21	$0.68	$(0.79)	$0.95

Weighted average number of shares outstanding during the period:
Basic	20,163	20,398	20,102	20,959

Diluted	20,201	20,692	20,102	21,167

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2007 AND APRIL 29, 2006

(in thousands of dollars except share data)

	January 31, 2007 (Unaudited)	April 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,230	$10,346
Accounts receivable, less allowances of $16,426 at January 31, 2007 and $13,658 at April 29, 2006	300,506	257,942
Merchandise inventories	143,043	128,844
Other current assets	19,988	9,898

Total current assets	466,767	407,030

Property and equipment:
Land, buildings and improvements	13,885	13,896
Display fixtures	28,782	29,470
Computer hardware and software	65,447	62,632
Equipment, furniture and other	53,577	35,964

	161,691	141,962
Less accumulated depreciation	96,159	87,863

	65,532	54,099

Goodwill, net	36,938	36,938
Intangible assets, net	38,420	43,338
Other assets, net	31,603	33,626

Total assets	$639,260	$575,031

LIABILITIES
Current liabilities:
Debt, current portion	$88,894	$3,960
Notes payable	—	1,000
Accounts payable	230,071	144,401
Accrued and other liabilities	22,576	29,326

Total current liabilities	341,541	178,687
Debt, non-current	—	83,600
Other liabilities	14,189	15,755
Commitments and contingencies (Note 11)	—	—

Total liabilities	355,730	278,042

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,299,000 and 19,990,000 shares issued at January 31, 2007 and April 29, 2006, respectively	203	200
Accumulated other comprehensive income	20,039	16,067
Unearned compensation	—	(4,816)
Retained earnings	263,288	285,538

Total shareholders’ equity	283,530	296,989

Total liabilities and shareholders’ equity	$639,260	$575,031

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED JANUARY 31, 2007

(UNAUDITED)

(in thousands of dollars)

	Nine Months (39 weeks)
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares issued	Amount	Foreign Currency Translation Adjustment	Minimum Pension Liability	Interest Rate Swap	Unearned Compensation	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
April 29, 2006	19,990	$200	$16,131	$(248)	$184	$(4,816)	$—	$285,538	$296,989
Net loss								(15,951)	(15,951)
Adjustment for foreign currency translation			4,222						4,222
Minimum pension liability adjustment, net of tax of $(116)				(209)					(209)
Interest rate swap, net of tax of $(24)					(41)				(41)

Comprehensive loss, net of tax									(11,979)

Stock-based compensation:
Performance shares/units	214	2				3,484	(1,362)		2,124
Stock options	—	—				812	(256)		556
Restricted stock and other	95	1				520	165		686
Reclassification of additional paid-in capital							1,453	(1,453)	—
Cash dividends, $0.24 per share								(4,846)	(4,846)

January 31, 2007	20,299	$203	$20,353	$(457)	$143	$—	$—	$263,288	$283,530

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 2007 AND 2006

(UNAUDITED)

(in thousands of dollars)

	Nine Months (39 weeks) Ended
	January 31, 2007	January 31, 2006
Cash flows from operating activities:
Net (loss) income	$(15,951)	$20,102

Adjustments to reconcile net (loss) income to net cash used by operating activities
Depreciation	11,519	12,706
Amortization of definite lived intangible assets	6,919	1,329
Recoupment of license advances	6,014	1,629
Gain on sale of investment	—	(4,390)
Unrealized investment (income) loss	(249)	479
Loss on disposal of property and equipment	609	116
Stock-based compensation	3,223	3,386
Retirement plans curtailment charges	1,064	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(36,228)	(50,715)
Increase in merchandise inventories	(12,343)	(41,356)
Increase in other operating assets	(7,720)	(238)
Increase in accounts payable	34,437	11,110
Decrease in other operating liabilities	(8,288)	(2,712)

Total adjustments	(1,043)	(68,656)

Net cash used by operating activities	(16,994)	(48,554)

Cash flows used by investing activities:
Additions to property and equipment	(23,233)	(9,000)
License advances and acquired rights	(7,759)	(2,634)
Proceeds from disposition of properties and equipment	4	537
Proceeds from sale of investment	—	4,390
Cash investment in Crave Entertainment Group	—	(122,759)
Cash investment in REPS LLC	(1,052)	(19,107)
Other equity investments	(1,137)	(4,616)

Net cash used by investing activities	(33,177)	(153,189)

Cash flows from financing activities:
Issuances of debt	3,930,403	2,165,940
Repayments of debt	(3,929,070)	(2,063,664)
Checks issued in excess of cash balances	47,126	100,522
Cash dividends	(4,846)	(5,029)
Repurchases of common stock	—	(20,367)
Cash proceeds from stock-based compensation plans	143	151

Net cash provided from financing activities	43,756	177,553

Effect of exchange rate changes on cash	(701)	1,581
Net decrease in cash and cash equivalents	(7,116)	(22,609)
Cash and cash equivalents at beginning of period	10,346	30,826

Cash and cash equivalents at end of period	$3,230	$8,217

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 2007, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the nine months ended January 31, 2007 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 29, 2006 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 29, 2006, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	New Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment (revised 2004),” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 123(R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS No. 123(R) as of April 30, 2006, as required. The impact of adopting SFAS No. 123(R) on the first quarter of fiscal 2007 was a reduction in net income of $277,000, of which $254,000 related to an increase in income tax expense. See Note 10 of Notes to Consolidated Financial Statements for additional information related to the adoption of SFAS No. 123(R).

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, the Statement does not require any new fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning May 4, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” was issued by the FASB. This Statement requires an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. This portion of SFAS No. 158 will be effective for the Company’s fiscal year ended April 28, 2007. This Statement also requires plan assets and benefit obligations to be measured as of an entity’s fiscal year end; this requirement will be effective for the Company’s fiscal year ended May 2, 2009. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued by the FASB. This Statement permits entities to choose to elect to measure eligible financial instruments at fair value at specified election dates. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

items in earnings as incurred and not deferred. SFAS No. 159 will be effective for the Company’s fiscal year beginning May 4, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” was issued by the Securities and Exchange Commission (“SEC”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements, the roll-over method and the iron curtain method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The use of this method can cause the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” since it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment; including how and when the errors arose. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company will apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending April 28, 2007. With the initial application of the provisions of SAB No. 108, the Company expects to record a decrease in prepaid property taxes of approximately $0.4 million, an increase in deferred income taxes of approximately $0.6 million, an increase in accrued property taxes of approximately $1.4 million and a decrease in retained earnings of approximately $1.2 million. The accompanying financial statements do not reflect these adjustments. Property taxes are being properly accounted for during the Company’s fiscal year 2007.

In June 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. This Interpretation clarifies the accounting for income taxes recognized in accordance with SFAS No. 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 will be effective for the Company’s fiscal year beginning April 29, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2007	April 29, 2006
Trade accounts receivable	$316,932	$271,600
Less allowances for:
Gross profit impact of estimated future returns	(10,952)	(9,570)
Doubtful accounts	(5,474)	(4,088)

Accounts receivable, net	$300,506	$257,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.	Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill in the fourth quarter of each fiscal year or as business conditions warrant a review. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method. The Company did not record any goodwill impairment charges during the first nine months of fiscal 2007.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Company’s Consolidated Balance Sheets as of January 31, 2007 and April 29, 2006 was $36,938,000, which was net of amortization of $1,224,000 at each of these balance sheet dates. The category management and distribution operations business segment had goodwill of $10,309,000 at each of these balance sheet dates, while the video game operations business segment had the remaining $26,629,000 of goodwill.

Intangible Assets

Intangible assets relate to the acquisitions of Crave Entertainment Group, Inc. and REPS LLC and represent all of the intangible assets of the Company. The Company performs annual impairment analyses, or as business conditions warrant a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets. The Company did not record any intangible asset impairment charges during the first nine months of fiscal 2007.

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

On a monthly basis, management evaluates software development agreements to determine if balances are in a prepaid or payable status when, due to sales volume, the Company has fully expensed advances made to developers and additional royalties are owed. Royalties payable to developers and licensors are classified as accrued royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets. Accrued royalties as of January 31, 2007 totaled $538,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of January 31, 2007 and April 29, 2006 (in thousands of dollars):

	January 31, 2007		April 29, 2006
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademark	$7,900	$1,755	$7,900	$474
Customer relationships	28,100	6,047	28,100	1,547
Non-compete agreements	3,970	1,558	3,970	676
Software development costs/license advances	17,243	9,433	9,484	3,419

Total	$57,213	$18,793	$49,454	$6,116

	January 31, 2007		April 29, 2006
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Period
Trademark	$6,145	180 mos.	$7,426	180 mos.
Customer relationships	22,053	227 mos.	26,553	227 mos.
Non-compete agreements	2,412	41 mos.	3,294	41 mos.
Software development costs/license advances	7,810	17 mos.	6,065	17 mos.

Total	$38,420	145 mos.	$43,338	165 mos.

The Company’s aggregate amortization expense for the nine-month periods ended January 31, 2007 and January 31, 2006 totaled $12,678,000 and $2,872,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
Remainder of 2007	$4,173
2008	11,524
2009	7,327
2010	3,737
2011	2,771
Thereafter	8,888

Total	$38,420

7.	Debt

On October 27, 2006, Handleman Company and certain borrowing subsidiaries entered into a second amendment (“2006 Credit Agreement”) to the amended and restated credit agreement dated November 22, 2005 (“2005 Credit Agreement”). The 2006 Credit Agreement reduced the Company’s line of credit to $225,000,000 from $250,000,000, which was available under the 2005 Credit Agreement, and converted the unsecured 2005 Credit Agreement to a secured obligation with a first priority security interest in all of the Company’s real and personal assets. In addition, the Company’s obligation to meet its debt service coverage ratio and the leverage ratio covenants was deferred until February 26, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The 2006 Credit Agreement limited the Company’s borrowings to the lesser of (i) the facility commitment amount of $225,000,000, or (ii) an amount equal to the borrowing base, consisting of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of cash, less $15,000,000. Pursuant to the 2006 Credit Agreement, the Company could have elected to pay interest under a variety of formulae tied to either prime plus 1.25% or LIBOR plus 2.25%. The 2006 Credit Agreement facility fee was increased to 0.50%.

On February 26, 2007, Handleman Company and certain borrowing subsidiaries entered into a third amendment (“2007 Credit Agreement”) to its amended and restated credit agreement dated November 22, 2005. The 2007 Credit Agreement extends the waiver of the Company’s obligation to meet its debt service coverage ratio and leverage ratio until April 30, 2007 and restricts the Company from declaring or making any dividend payments or repurchasing any of its common stock. The 2007 Credit Agreement also limits the Company’s borrowings to the lesser of (i) the facility commitment amount of $225,000,000, or (ii) an amount equal to the borrowing base, consisting of 85% of eligible accounts receivable, 34% of eligible inventory and the lesser of $8,000,000 or 75% of the appraised fair market value of the Company’s owned real property, less $40,000,000. Pursuant to the 2007 Credit Agreement, the Company may elect to pay interest under a variety of formulae tied to either prime plus 1.25% or LIBOR plus 2.25%.

Without having obtained the 2006 or 2007 Credit Agreements, the Company would have violated one or more of the covenants, as defined in the 2005 Credit Agreement. The Company is currently in negotiations with certain lenders and expects to enter into a new multi-year credit facility prior to April 30, 2007. Absent a new multi-year credit facility, it is probable that the Company would violate the previously described covenants within the next twelve months. As a result, the Company’s $88,894,000 in borrowings outstanding at January 31, 2007 under the 2006 Credit Agreement were all classified as current. The Company had borrowings of $87,560,000 against its line of credit at April 29, 2006, of which $3,960,000 was classified as current and $83,600,000 was classified as non-current. This debt was primarily incurred to finance the Crave acquisition.

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

The interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and is an effective cash flow hedge on related debt. The ineffective portion of any such hedge is included in current earnings. The hedge was effective during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the nine months ended January 31, 2007. The fair value of the swap agreement as of January 31, 2007 and April 29, 2006 was $220,000 and $285,000, respectively, and is recorded in “Other assets, net” in the Company’s Consolidated Balance Sheets. Net year-over-year changes in the fair value of the swap is recorded, net of taxes, in “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets.

On February 16, 2007, the Company sold the interest rate swap agreement and a related gain of $101,000 will be amortized over the expected remaining term of the borrowings.

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

During the third quarter of fiscal 2007, the Company paid $1,737,000 in lump sum payments to certain non-executive active employees from the U.S. SERP. The payments were made from the U.S. SERP trust. Accordingly, in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits,” a settlement loss of $215,000 was recorded during the third quarter of fiscal 2007.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the Company’s U.S. pension plan and the U.S. SERP. Accordingly, during the first quarter of fiscal 2007, the Company recorded non-cash curtailment charges of $680,000 and $384,000 related to the Company’s U.S. pension plan and U.S. SERP, respectively. These charges were calculated in accordance with SFAS No. 88 using actuarial assumptions as of July 29, 2006. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, losses are recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Three Months Ended		Three Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Service cost	$453	$496	$117	$116
Interest cost	834	869	128	130
Expected return on plan assets	(1,089)	(1,055)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	34	572	5	100
Curtailment/settlement loss	—	—	215	—

Net periodic benefit cost	$232	$882	$465	$346

	Pension Plans		SERPs
	Nine Months Ended		Nine Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Service cost	$1,349	$1,537	$351	$347
Interest cost	2,519	2,360	405	391
Expected return on plan assets	(3,294)	(2,829)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	223	1,705	81	(234)
Curtailment/settlement loss	680	—	599	—

Net periodic benefit cost	$1,477	$2,773	$1,436	$504

For the nine months ended January 31, 2007, contributions to the Company’s defined benefit pension plans were $325,000. The Company anticipates contributing an additional $103,000 to the pension plans in the remainder of fiscal 2007, for a total contribution of $428,000. These amounts represent contributions to the Canadian pension plan only. The Company does not expect to contribute to the U.S. pension plan during fiscal 2007, but expects to contribute $116,000 to the SERPs for the fiscal year ending April 28, 2007.

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

Upon the adoption of SFAS No. 123, the Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 were accounted for utilizing the fair value provisions of SFAS No. 123 and expensed over the vesting period. The following table illustrates the effect on net income and income per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for the three and nine months ended January 31, 2006 (in thousands of dollars except per share data):

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net income	$13,976	$20,102
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,038	2,093
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,106)	(3,198)

Proforma net income	$13,908	$18,997

Net income per share:
Reported — basic	$0.69	$0.96
— diluted	0.68	0.95
Proforma — basic	0.68	0.91
— diluted	0.67	0.90

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

The maximum number of shares of stock that may be issued under the 2004 Stock Plan is 750,000 shares. During the nine-month period ended January 31, 2007, the Company granted 363,820 shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2004, 244,214 shares of the Company’s stock are available for use under this plan as of January 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The maximum number of shares of stock which may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. During the nine-month period ended January 31, 2007, the Company granted 122,900 shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, there are 82,822 shares of the Company’s stock available for use under this plan as of January 31, 2007.

The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under this plan; however, no additional shares will be issued out of this plan.

The Company recorded compensation expense for various stock-based compensation awards issued pursuant to the plans described herein in the amounts of $1.4 million and $1.6 million, for the three-month periods ended January 31, 2007 and January 31, 2006, respectively. Compensation expense for the nine-month periods ended January 31, 2007 and January 31, 2006 was $4.0 million and $3.4 million, respectively. The Company did not record a cumulative effect of change in accounting principle upon adoption of SFAS No. 123(R), since its pre-adoption actual forfeiture experience approximated its expected future forfeiture estimates. Related income tax benefits were recorded during the three-month periods ended January 31, 2007 and January 31, 2006 of $0.5 million and $0.5 million, respectively; for the nine-month periods ended January 31, 2007 and January 31, 2006, income tax benefits were recorded in the amounts of $1.4 million and $1.3 million, respectively.

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

Prior to the adoption of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to determine the fair value of its equity based stock option awards and issuances under its Employee Stock Purchase Plan (“ESPP”). All other awards were based on the intrinsic value of the underlying stock. The weighted average assumptions used to estimate the fair value for stock options granted and ESPP shares issued during the three-month and nine-month periods ended January 31, 2007 and January 31, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Expected life (in years)	0.5	0.5	5.1	0.5
Risk-free interest rate	4.96%	4.14%	4.82%	3.81%
Expected volatility	29.50%	16.99%	35.12%	16.89%
Expected dividend yield	4.02%	1.92%	3.89%	1.73%

The weighted average estimated fair values of stock options granted and ESPP shares issued during the three-month periods ended January 31, 2007 and January 31, 2006 were $1.86 and $3.36, respectively. The weighted average estimated fair values of stock options granted and ESPP shares issued during the nine-month periods ended January 31, 2007 and January 31, 2006 were $2.29 and $3.77, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which have various terms (not exceeding 10 years), and vesting periods (not exceeding three years) as approved by the Compensation Committee of the Board of Directors for the nine-month period ended January 31, 2007, is set forth below. Options were granted at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of April 29, 2006	676,726	$17.61
Granted	125,000	$8.03
Terminated	(50,265)	$11.72
Exercised	—	—

Balance as of January 31, 2007	751,461	$16.36

Exercisable as of January 31, 2007	573,764	$16.93

During the second quarter of fiscal 2007, the Company terminated the 25,000 shares granted during the first quarter of fiscal 2007, which related to the departure of a key company executive.

The following table relates to the Company’s outstanding and exercisable stock options as of January 31, 2007:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 8.33 - $12.99	241,059	$10.30	87 months	141,059	$11.69
$13.00 - $16.99	270,168	$16.33	67 months	270,168	$16.33
$17.00 - $22.95	240,234	$22.47	89 months	162,537	$22.47

Total	751,461			573,764

The weighted average grant date fair values of stock options vested during the nine-month periods ended January 31, 2007 and January 31, 2006 were $7.52 and $6.67, respectively.

As of January 31, 2007, unrecognized compensation cost related to non-vested stock options totaled $0.4 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

As of January 31, 2007, all of the Company’s outstanding stock options have exercise prices less than the market price of the Company’s common stock, and would therefore, be anti-dilutive.

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

During the nine months ended January 31, 2007, the Company granted 217,320 performance shares, net of forfeitures of its common stock under the plans. The performance shares will be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009.

Information related to performance shares for the nine-month period ended January 31, 2007 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 29, 2006	702,050	$18.66	896,250
Granted	247,820	$7.08	371,730
Terminated	(80,600)	$15.13	(120,900)
Distribution	(313,650)	$16.93	(313,650)

Balance as of January 31, 2007	555,620	$14.98	833,430

During the second quarter of fiscal 2007, the Company terminated 21,500 shares granted during the first quarter of fiscal 2007, related to the departure of a key company executive.

As of January 31, 2007, unrecognized compensation cost related to non-vested performance shares totaled $2.5 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

The weighted average estimated fair values of performance share awards granted during the nine-month periods ended January 31, 2007 and January 31, 2006 were $7.08 and $16.61, respectively.

Performance Units

Beginning in fiscal 2006, the Company granted performance units to certain employees as authorized within its stock plans. The performance units are payable in cash based upon achieving “free cash flow” objectives as defined and measured against pre-determined benchmarks, and accordingly, result in the recognition of a liability representing the Company’s future obligation. As of January 31, 2007 and April 29, 2006, approximately $1.4 million and $0.6 million, respectively, were recorded as non-current liabilities in the Company’s Consolidated Balance Sheets. Performance units vest over a three-year period and compensation expense associated with these performance units is adjusted to market value at each reporting date over the vesting period.

During the nine months ended January 31, 2007, the Company granted 271,920 performance units, net of forfeitures, under the plans. The performance units will be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information related to performance units for the nine-month period ended January 31, 2007 is as follows:

	Estimated Number of Units to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Units Available
Balance as of April 29, 2006	226,200	$16.61	339,300
Granted	307,020	$7.03	460,530
Terminated	(60,300)	$10.92	(90,450)

Balance as of January 31, 2007	472,920	$11.12	709,380

During the second quarter of fiscal 2007, the Company terminated 21,500 shares granted during the first quarter of fiscal 2007, related to the departure of a key company executive.

As of January 31, 2007, unrecognized compensation cost related to performance units totaled $2.0 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average estimated fair values of performance unit awards granted during the nine-month periods ended January 31, 2007 and January 31, 2006 were $7.03 and $16.61, respectively.

Restricted Stock

The Company grants restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

Information related to non-vested restricted stock for the nine-month period ended January 31, 2007 is as follows:

	Estimated Number of Shares to be Awarded	Weighted Average Grant Date Fair Value
Balance as of April 29, 2006	65,637	$17.76
Granted	103,900	$7.78
Terminated	(29,500)	$8.37
Vested	(14,497)	$19.23

Balance as of January 31, 2007	125,540	$11.54

During the second quarter of fiscal 2007, the Company terminated 25,000 shares granted during the first quarter of fiscal 2007, related to the departure of a key company executive.

Restricted stock granted during the nine months ended January 31, 2007, net of forfeitures, was 77,400 shares with a weighted-average grant date fair value of $8.06. As of January 31, 2007, unrecognized compensation cost related to restricted stock totaled $0.6 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Employee Stock Purchase Plan

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 ESPP. The ESPP provides eligible employees the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company has reserved 700,000 shares of common stock for issuance under the ESPP. As of January 31, 2007, the Company had $34,000 of employee withholdings, included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets, to be used to purchase Company stock. Through January 31, 2007, 100,850 shares have been issued to employees under the ESPP since its inception.

11.	Contingencies

The Company has the following contingent liabilities related to its acquisition of Crave Entertainment Group during fiscal 2006: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. The Company is accruing this $2,000,000 liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. In the third quarter of fiscal 2007, one of the three previously mentioned Crave employees departed, thereby reducing the $2,000,000 contingent liability to $1,500,000. An adjustment in the third quarter of this year, in the amount of $260,000, was recorded to reflect the reduction in this contingent liability. No earn out payments were achieved by Crave for calendar years 2005 and 2006, and the Company does not expect any earn out payments to be achieved by Crave for calendar 2007.

The Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings for which the Company is involved are routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has reserved for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

12.	Comprehensive Income (Loss)

Comprehensive income (loss) is summarized as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Net income (loss)	$4,229	$13,976	$(15,951)	$20,102
Changes in:
Foreign currency translation adjustments	1,269	1,248	4,222	(2,088)
Minimum pension liability, net of tax	(268)	—	(209)	—
Interest rate swap, net of tax	75	—	(41)	—

Total comprehensive income (loss), net	$5,305	$15,224	$(11,979)	$18,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2007	April 29, 2006
Foreign currency translation adjustments	$20,353	$16,131
Minimum pension liability, net of tax	(457)	(248)
Interest rate swap, net of tax	143	184

Total accumulated other comprehensive income	$20,039	$16,067

13.	Segment Information

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

The tables below present information about reported segments for the three months ended January 31, 2007 and January 31, 2006 (in thousands of dollars):

Three Months Ended January 31, 2007:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$396,511	$88,514	$485,025
Segment income (loss)	7,667	(188)	7,479
Capital expenditures	12,381	(73)	12,308

Three Months Ended January 31, 2006:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$431,210	$53,811	$485,021
Segment income	21,096	1,011	22,107
Capital expenditures	1,219	189	1,408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment income to consolidated income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the three months ended January 31, 2007 and January 31, 2006 is as follows (in thousands of dollars):

	January 31, 2007	January 31, 2006
Revenues
Total segment revenues	$485,025	$485,021
Corporate revenues	—	—

Consolidated revenues from continuing operations	$485,025	$485,021

Income From Continuing Operations Before Income Taxes
Total segment income	$7,479	$22,107
Interest expense	(2,671)	(2,455)
Investment income	929	1,320
Unallocated corporate income	334	173

Consolidated income from continuing operations before income taxes	$6,071	$21,145

The tables below present information about reported segments for the nine months ended January 31, 2007 and January 31, 2006 (in thousands of dollars):

Nine Months Ended January 31, 2007:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$891,471	$164,469	$1,055,940
Segment (loss)	(13,810)	(7,132)	(20,942)
Total assets	558,536	124,880	683,416
Capital expenditures	23,019	214	23,233

Nine Months Ended January 31, 2006:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues, external customers	$973,858	$53,811	$1,027,669
Segment income	20,285	1,011	21,296
Total assets	624,640	128,699	753,339
Capital expenditures	8,811	189	9,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment loss to consolidated (loss) income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the nine months ended January 31, 2007 and January 31, 2006 is as follows (in thousands of dollars):

	January 31, 2007	January 31, 2006
Revenues
Total segment revenues	$1,055,940	$1,027,669
Corporate revenues	—	—

Consolidated revenues from continuing operations	$1,055,940	$1,027,669

(Loss) Income From Continuing Operations Before Income Taxes
Total segment (loss) income for reportable segments	$(20,942)	$21,296
Interest expense	(5,947)	(2,703)
Investment income	1,405	6,390
Unallocated corporate income	983	776

Consolidated (loss) income from continuing operations before income taxes	$(24,501)	$25,759

Assets
Total segment assets	$683,416	$753,339
Elimination of intercompany receivables and payables	(44,156)	(39,376)

Consolidated assets	$639,260	$713,963

14.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Weighted average shares during the period – basic	20,163	20,398	20,102	20,959
Additional shares from assumed exercise of stock-based compensation	38	294	—	208

Weighted average shares adjusted for assumed exercise of stock-based compensation – diluted	20,201	20,692	20,102	21,167

Handleman Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 24, 2005, the Company acquired all of the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. The in-store merchandising structure of REPS was similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies.

The operating results of Crave and REPS have been included in the Company’s Consolidated Financial Statements since their dates of acquisition.

Overview

For the third quarter of fiscal 2007, which ended on January 31, 2007, the Company had net income of $4.2 million or $0.21 per diluted share, compared to net income of $14.0 million or $0.68 per diluted share for the third quarter of fiscal 2006, which ended on January 31, 2006. Net income for the third quarters of both fiscal years 2007 and 2006 was entirely from continuing operations.

The Company had a net loss for the first nine months of fiscal 2007 of $16.0 million or $0.79 per diluted share, compared to net income of $20.1 million or $0.95 per diluted share for the first nine months of fiscal 2006. The net loss for the first nine months of fiscal 2007 was entirely from continuing operations; whereas the net income for the first nine months of fiscal 2006 included income from continuing operations of $20.5 million or $0.97 per diluted share, and a loss from discontinued operations of $0.4 million or $0.02 per diluted share. See Note 4 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Revenues for the third quarter of fiscal 2007 remained flat at $485.0 million, compared to the third quarter of fiscal 2006. The Company had an increase in revenues of $34.7 million attributable to Crave, which was included for the entire third quarter of fiscal 2007, whereas only approximately two months were included in the third quarter of fiscal 2006 due to the acquisition previously discussed. The Company also had a third quarter year-over-year increase in revenues of $7.0 million related to the UK, which was driven by foreign exchange movements. These increases were offset by declines in revenues of $35.5 million, $4.3 million and $2.0 million in the U.S., Canada and REPS, respectively. U.S and Canadian revenues were negatively impacted by a decline in music industry sales. In addition, U.S. revenues were also impacted by the mix of new release titles, which shifted consumer purchases to retail sources other than the mass merchant retailer (the Company’s primary customer base), while revenues in Canada were negatively impacted by a higher proportion of lower priced promotional product.

Revenues for the first nine months of fiscal 2007 were $1,055.9 million, compared to $1,027.7 million for the first nine months of fiscal 2006. This improvement in year-over-year revenues was due to the addition of $110.7 million of revenue attributable to Crave. This increase was offset, in part, by $64.8 million, $9.3 million and $8.0 million declines in revenues in the U.S., Canada and UK, respectively.

Direct product costs as a percentage of revenues was 85.1% for the third quarter ended January 31, 2007, compared to 83.2% for the third quarter ended January 31, 2006. The increase in direct product costs as a percentage of revenues for the third quarter of fiscal 2007 was primarily attributable to the following: (i) the inclusion of Crave revenues for the entire quarter this year, which carry higher direct product costs as a percentage of revenues, contributed 0.9% to the overall increase in direct product costs as a percentage of revenues, of which 0.4% related to a $1.8 million write-down of software development costs to net realizable value; (ii) a greater proportion of revenues related to customer programs and promotions, as well as a shift in product mix, which increased overall direct product costs as a percentage of revenues by 0.6%; and (iii) accrual adjustments, predominately related to increased product markdowns in the third quarter this year compared to the same period last year, which contributed 0.5% to the overall increase in direct product costs as a percentage of revenues. Direct product costs for the third quarters of fiscal years 2007 and 2006 included costs associated with acquiring and preparing inventory for distribution of $4.5 million and $5.4 million, respectively. Direct product costs as a percentage of revenues was 84.9% for the first nine months of fiscal 2007, compared to 82.9% for the first nine months of fiscal 2006. Direct product costs for the first nine months of fiscal years 2007 and 2006 included costs associated with acquiring and preparing inventory for distribution of $15.0 million and $13.6 million, respectively.

Selling, general and administrative (“SG&A”) expenses were $64.6 million or 13.3% of revenues for the third quarter of fiscal 2007, compared to $59.1 million or 12.2% of revenues for the third quarter of fiscal 2006. The increase in SG&A expenses over the comparable three-month period last year was primarily due to (i) start-up costs in the UK related to the greeting card business and the new business arrangement with a key retailer in the amounts of $4.8 million and $2.6 million, respectively; and (ii) an increase in amortization of definite lived intangible assets related to the acquisition of Crave of $1.2 million. These increases were offset, in part, by a decrease in outside consulting services of $0.5 million and decreases in certain other U.S. operating expenses totaling $2.6 million.

SG&A expenses for the first nine months of this year were $179.8 million or 17.0% of revenues, compared to $154.0 million or 15.0% or revenues for the first nine months of last year. The increase in SG&A expenses over the comparable nine-month period last year was primarily due to (i) an increase in Crave expenses of $10.1 million due to the prior year not representing a full nine months of activity; (ii) an increase in amortization of definite lived intangible assets related to the acquisition of Crave of $4.5 million; (iii) start-up costs in the UK related to the new business arrangement with a key retailer and the greeting card business in the amounts of $4.8 million and $6.4 million, respectively; (iv) an increase in outside consulting services of $1.9 million; and (v) an increase in stock-based compensation expense of $0.6 million, mainly resulting from changes in the market price of the Company’s common stock. These increases were partially offset by decreases in certain other U.S. operating expenses totaling $4.3 million.

Income before interest expense, investment income and income taxes (“operating income”) for the third quarter of fiscal 2007 was $7.8 million, compared to operating income of $22.3 million for the third quarter of fiscal 2006. Operating income for the first nine months of this year was a loss of $20.0 million, compared to operating income of $22.1 million for the first nine months of last year.

Interest expense for the third quarter of fiscal 2007 increased to $2.7 million from $2.5 million for the third quarter of fiscal 2006. Interest expense for the first nine months of fiscal 2007 was $5.9 million, compared to $2.7 million for the comparable period last year. This year-over-year change was due to increased borrowings in the third quarter of fiscal 2006, primarily related to the financing of the Crave acquisition.

Investment income for the third quarter of fiscal 2007 decreased to $0.9 million from $1.3 million for the third quarter of fiscal 2006. Investment income for the first nine months of fiscal 2007 was $1.4 million, compared to $6.4 million for the first nine months of fiscal 2006. During the second quarter of fiscal 2006, the Company recorded investment income of $3.8 million related to a gain on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company received an additional $0.5 million in the third quarter of fiscal 2006 and may receive additional proceeds of approximately $1.5 million through September 2009, subject to general and tax indemnification claims.

The effective income tax rate for the third quarters of fiscal years 2007 and 2006 was 30.3% and 33.9%, respectively. The lower income tax rate in the third quarter of this year was mainly due to the mix of forecasted annual earnings by tax jurisdiction. The effective income tax rate for the first nine months of fiscal 2007 was 34.9%, compared to 20.6% for the same period last year. The significantly lower income tax rate in the first nine months of fiscal 2006 was due to the partial release of a valuation allowance related to a capital loss and the tax benefit resulting from the cancellation of a worthless debt from an insolvent subsidiary, both occurring in the second quarter of fiscal 2006, in the amounts of $2.1 million and $1.0 million, respectively.

Other

Accounts receivable at January 31, 2007 was $300.5 million, compared to $257.9 million at April 29, 2006. This increase was mainly due to the higher revenues in the third quarter of this year, compared to the fourth quarter of last year due to the seasonal nature of the Company’s business.

Merchandise inventories at January 31, 2007 was $143.0 million, compared to $128.8 million at April 29, 2006. This increase was due, in part, to the higher volume of customer returns in the third quarter of this year, compared to those in the fourth quarter of last year, attributable to the seasonality in the Company’s business.

Other current assets at January 31, 2007 was $20.0 million, compared to $9.9 million at April 29, 2006. This change was mainly due to an increase in income taxes receivable.

Property and equipment, net at January 31, 2007 was $65.5 million, compared to $54.1 million at April 29, 2006. This increase was predominately due to capital expenditures (mainly machinery and equipment) this fiscal year required to support the Company’s new business arrangement with a key retailer in the UK.

Accounts payable was $230.1 million at January 31, 2007, compared to $144.4 million at April 29, 2006. This increase in accounts payable was primarily a result of the Company’s higher level of inventory purchases to support the holiday season, and the timing of vendor payments related to these increased inventory purchases.

Accrued and other liabilities decreased to $22.6 million at January 31, 2007 from $29.3 million at April 29, 2006. This change was mainly due to decreases in income taxes payable, payroll related items and accrued royalties of $2.2 million, $1.5 million and $1.3 million, respectively.

During the third quarter and first nine months of fiscal 2007, the Company did not repurchase any shares of its common stock. As of January 31, 2007, the Company had repurchased 2,044,000 million shares, or 63% of the shares under the current 15% share repurchase program authorized by the Board of Directors.

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

Liquidity and Capital Resources

On February 26, 2007, Handleman Company and certain borrowing subsidiaries entered into a third amendment (“2007 Credit Agreement”) to its credit agreement dated November 22, 2005 (“2005 Credit Agreement”). The 2007 Credit Agreement amends the second amendment to the credit agreement that the Company entered on October 27, 2006 (“2006 Credit Agreement”).

The 2006 Credit Agreement reduced the Company’s line of credit to $225.0 million from $250.0 million which was available under the 2005 Credit Agreement, and converted the unsecured 2005 Credit Agreement to a secured obligation with a first priority security interest in all of the Company’s real and personal assets. In addition, the 2006 Credit Agreement deferred the Company’s obligation to meet its debt service coverage ratio and leverage ratio covenants until February 26, 2007. The 2006 Credit Agreement limited the Company’s borrowings to the lesser of (i) the facility commitment amount of $225.0 million, or (ii) an amount equal to the borrowing base, consisting of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of cash, less $15.0 million. Pursuant to the 2006 Credit Agreement, the Company could have elected to pay interest under a variety of formulae tied to either prime plus 1.25% or LIBOR plus 2.25%. The 2006 Credit Agreement facility fee was increased to 0.50%.

The 2007 Credit Agreement extends the waiver of the Company’s obligation to meet its debt service coverage ratio and leverage ratio until April 30, 2007 and restricts the Company from declaring or making any dividend payments or repurchasing any of its common stock. The 2007 Credit Agreement also limits the Company’s borrowings to the lesser of (i) the facility commitment amount of $225.0 million, or (ii) an amount equal to the borrowing base, consisting of 85% of eligible accounts receivable, 34% of eligible inventory and the lesser of $8.0 million or 75% of the appraised fair market value of the Company’s owned real property, less $40.0 million. Pursuant to the 2007 Credit Agreement, the Company may elect to pay interest under a variety of formulae tied to either prime plus 1.25% or LIBOR plus 2.25%.

As of the close of the Company’s third fiscal quarter ended January 31, 2007, the Company had $88.9 million in borrowings outstanding under the 2006 Credit Agreement.

By entering into the 2006 Credit Agreement and the 2007 Credit Agreement, the Company remained in compliance with certain covenants as defined in the 2005 Credit Agreement.

The Company currently has commitment letters from new lenders for a $250.0 million secured credit facility to replace the 2007 Credit Agreement and, although it can make no definitive assurance, it expects to enter into a new multi-year credit facility prior to April 30, 2007. The commitment letter terms of the new secured credit facility would include higher borrowing costs and fees than the Company pays pursuant to its current credit agreement. The Company has incurred and continues to incur higher fees with its current lenders as consideration for entering into the 2006 Credit Agreement and the 2007 Credit Agreement.

If the Company is unable to secure financing by April 30, 2007, then the Company will seek an alternative arrangement with its current lenders to provide additional time to secure financing. While the Company believes that it will secure an alternative credit agreement by April 30, 2007, the Company can make no assurances as to the availability of credit from potential lenders, including the costs of such financing.

Absent a new credit agreement, the Company would not be in compliance with previously described covenants within the next twelve months. As a result, the Company classified its $88.9 million in borrowings outstanding at January 31, 2007 under the 2006 Credit Agreement as current. The Company had borrowings of $87.6 million against its line of credit at April 29, 2006, of which $4.0 million was classified as current and $83.6 million was classified as non-current. The debt was primarily incurred to finance the Crave acquisition.

On February 7, 2006, the Company entered into an interest rate swap agreement for a notional amount of $75.0 million in order to reduce variable interest rate exposure. This long-term outstanding debt was principally incurred to finance the Crave acquisition. On February 16, 2007, the Company sold the interest rate swap agreement and will recognize a related gain of $101,000 in the fourth quarter of fiscal 2007.

On November 21, 2006 the Company announced a quarterly cash dividend of $0.08 per share. As a result, $1.6 million was paid on January 5, 2007 to shareholders of record at the close of business on December 20, 2006. On March 1, 2007, the Company announced that it has suspended its quarterly cash dividends of $.08 per share on common stock in connection with amending its credit agreement. The Company will redirect its cash flow to reduce outstanding debt, which increased as a result of several investments to diversify the Company’s products and customer base.

Net cash used by operating activities for the nine months ended January 31, 2007 was $17.0 million, compared to net cash used by operating activities of $48.6 million for the same nine-month period of last year. This change was predominately due to favorable year-over-year changes in merchandise inventories, accounts payable balances, accounts receivable balances and non-cash charges of $29.0 million, $23.3 million, $14.5 million and $13.8 million, respectively, partially offset by unfavorable year-over-year changes in net income of $36.1 million and other operating asset and liability balances of $13.1 million.

Net cash used by investing activities was $33.2 million for the nine months ended January 31, 2007, compared to net cash used by investing activities of $153.2 million for the nine months ended January 31, 2006. This change was primarily the result of the Company’s fiscal 2006 cash investments in Crave and REPS of $122.8 million and $18.1 million, respectively. In fiscal 2007, the Company increased spending on property and equipment and license advances and acquired rights by $14.2 million and $5.1 million, respectively, and experienced a decrease in proceeds from the sale of investments of $4.4 million.

Net cash provided from financing activities was $43.8 million for the nine months ended January 31, 2007, compared to net cash provided from financing activities of $177.6 million for the comparable nine-month period of last year. This change was principally due to decreases in net debt issuances and checks issued in excess of cash balances of $100.9 million and $53.4 million, respectively, partially offset by a decline in the repurchase of the Company’s common stock in the amount of $20.4 million over the comparable nine-month period last year.

Industry Update

The mass merchant retailer segment of the music industry, in which the Company’s current customer base primarily operates, lost slight market share in the U.S. and gained slight market share in Canada within the respective industries during the Company’s third quarter of fiscal 2007. However, in the United States market during the Company’s third fiscal quarter, mass merchant music sales and overall music industry sales on a unit basis, decreased almost 9% and 7%, respectively, from the comparable prior year period. Similarly, during the Company’s third fiscal quarter, overall music industry sales decreased approximately 10% and 6% on a unit basis in the Canadian and UK markets, respectively.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, risks associated with achieving the business integration objectives expected with the Crave Entertainment Group acquisition, changes in the music and video game industries, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers, including a key retailer in the UK, and suppliers, effects of electronic commerce inclusive of digital music distribution, success of new music and video game releases, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the ability to secure funding or generate sufficient cash required to sustain existing businesses while investing in and developing new businesses, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In order to reduce variable interest rate exposure on a portion of its borrowings, during the fourth quarter of fiscal 2006, the Company entered into an interest rate swap agreement for a notional amount of $75.0 million. On February 16, 2007, the Company sold the interest rate swap agreement. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding this agreement.

The Company has no additional market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of January 31, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2007.

REMEDIATION OF PRIOR MATERIAL WEAKNESSES IN INTERNAL CONTROL

OVER FINANCIAL REPORTING

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

The Company did not maintain effective controls over the completeness and accuracy of revenue and the related valuation of accounts receivable. Specifically, controls over invoice cancellations were not effective to ensure revenue was recorded in the appropriate accounting period and that the corresponding accounts receivable were properly valued. This control deficiency resulted in an adjustment to the Company’s fiscal 2006 consolidated financial statements. Additionally, this control deficiency could have resulted in a misstatement of the Company’s revenues and accounts receivable that would have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected. Therefore, management concluded this control deficiency constituted a material weakness.

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

During the quarter ended January 31, 2007, management tested the operating effectiveness of the newly implemented controls and concluded that the material weakness had been fully remediated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has not made any changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the third fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings for which the Company is involved are routine legal matters which are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company has reserved for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended April 29, 2006.

On October 27, 2006, the Company amended its revolving credit facility as discussed in Note 7 of Notes to Consolidated Financial Statements. In addition, the 2006 Credit Agreement deferred the Company’s obligation to meet its debt service coverage ratio and the leverage ratio covenants until February 26, 2007. Without having obtained the 2006 Credit Agreement, it was probable that the Company would have violated one or more of the covenants, as defined in the 2005 Credit Agreement. On February 26, 2007, the Company amended its 2005 Credit Agreement to extend the waiver of the previously described covenants. The Company is currently in negotiations with certain lenders and expects to enter into a new multi-year credit facility prior to April 30, 2007. While the Company believes that it will receive an alternate credit agreement, the Company can make no assurances to the availability of credit from potential lenders, including the costs of such financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The table below sets forth information with respect to shares repurchased under the 15% authorization in the third quarter ended January 31, 2007. On February 26, 2007, the Company entered into an amended credit agreement with its lenders. The amended agreement prohibits the Company from repurchasing any of its common stock while operating pursuant to this agreement. See Note 7 of Notes to Consolidated Financial Statements for additional information related to the debt agreement.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 29, 2006 through December 2, 2006	—	—	—	1,224,142
December 3, 2006 through December 30, 2006	—	—	—	1,224,142
December 31, 2006 through January 31, 2007	—	—	—	1,224,142

Total	—	—	—	1,224,142

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 7, 2007, Handleman Company issued a press release announcing its results for the third quarter ended January 31, 2007. A copy of the press release is furnished as Exhibit 99.1 and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished to the Securities and Exchange Commission

Exhibit 99.1 – Handleman Company’s press release reporting its results for the third quarter ended January 31, 2007

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDLEMAN COMPANY

DATE: March 8, 2007	BY:	/s/ Stephen Strome
STEPHEN STROME Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: March 8, 2007	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR. Executive Vice President and Chief Financial Officer (Principal Financial Officer)