Form 10-K
period 2007-04-28
HANDLEMAN CO /MI/
filed 2007-06-29
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of October 28, 2006 was $161,031,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 15, 2007 was 20,289,986.

DOCUMENTS INCORPORATED BY REFERENCE

Handleman Company’s definitive Proxy Statement to be filed for the 2007 Annual Meeting of Shareholders is incorporated by reference into Part III, with the exception of the Corporate Governance and Nominating Committee Charter and the Audit Committee Charter contained therein.

HANDLEMAN COMPANY

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

RECENT DEVELOPMENTS:

Credit Agreements

On April 30, 2007, subsequent to the Company’s fiscal year end, Handleman and certain of its subsidiaries entered into two credit agreements that constitute a $250 million multi-tranche credit facility. These agreements contain several operating and financial covenants, including weekly borrowing base certifications, as well as restrictions on distributions and dividends, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales. The level of indebtedness and the associated covenants affect the Company’s operations.

The Company’s ability to meet its debt service obligations and to reduce its total indebtedness is dependent upon its future performance. Handleman cannot make any assurances that it can meet the requirements of its existing debt arrangements. If Handleman fails to comply with the covenants and requirements of its credit agreements, then it may result in Handleman being in default, with respect to the related debt, and could lead to acceleration of that debt or any instruments evidencing indebtedness that contain cross-acceleration and cross-default provisions. In such case, Handleman cannot provide any assurance that it would be able to refinance or otherwise repay that indebtedness. See the discussion under Management’s Discussion and Analysis of Financial Condition and Result of Operations—Liquidity and Capital Resources and Note 15 of Notes to Consolidated Financial Statements for detailed information related to the new debt covenants.

ASDA Music Supply Arrangement

On May 24, 2007, the Company announced that its subsidiary, Handleman UK Limited (“Handleman UK”), and United Kingdom retailer ASDA, a subsidiary of Wal-Mart Stores, Inc., have decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CD’s and, to a limited extent, DVD’s to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Handleman UK will continue to provide music category management and distribution services to ASDA through August 2007. A plan is currently being developed to ensure an orderly separation process. Sales to ASDA represented $268.0 million, or 20%, of the Company’s consolidated revenues during fiscal 2007. After the separation process is completed, the Company expects an improvement in operating performance for Handleman UK. It should be noted that Handleman UK and ASDA will continue their business arrangement related to the distribution and servicing of greeting cards, which began in October 2006. Greeting cards are expected to generate revenues of approximately $68 million in fiscal 2008. See Note 15 of Notes to Consolidated Financial Statements for additional information related to the termination of the ASDA music supply arrangement.

Tesco Supply Agreement

Beginning in the first quarter of fiscal 2008, Handleman UK will begin providing distribution, replenishment and store merchandising services to Tesco PLC in support of its entertainment business-specifically music, video and video games. Tesco, the largest supermarket and general merchandise retailer in the United Kingdom, is also one of the world’s leading international retailers. Under this arrangement, Tesco will retain ownership title to the inventory, which will be housed in and distributed from a Handleman UK distribution facility. This arrangement is characterized as a fee-for-service model, whereby Handleman UK’s revenue will be based upon fee per unit charges related to distribution services and hourly rate charges related to merchandising services provided by Handleman UK’s field sales organization. This agreement allows Handleman Company to extend its core services to over 700 Tesco stores in the United Kingdom and is expected to generate approximately $50 million in annual service revenue for the Company.

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

On November 22, 2005, the Company acquired the stock of privately-owned Crave. Crave is a distributor of video game hardware, software and accessories to major retailers throughout the U.S. This acquisition expanded the Company’s customer base, broadened its product lines and continues to allow growth opportunities for both segments’ organizations through cross-selling services and products to customers.

On June 24, 2005, the Company acquired all the operating assets and certain liabilities of REPS LLC (“REPS”). REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. The in-store merchandising structure of REPS is similar to the Company’s in-store merchandising structure, thus providing the opportunity to consolidate certain functions and generate cost savings and synergies.

The operating results of Crave and REPS have been included in the Company’s Consolidated Financial Statements since their dates of acquisition. See Note 2 of Notes to Consolidated Financial Statements for additional information related to the acquisitions.

The following table sets forth revenues and the percentage contribution to consolidated revenues for the fiscal years ended April 28, 2007 (“fiscal 2007”), April 29, 2006 (“fiscal 2006”) and April 30, 2005 (“fiscal 2005”) (in millions of dollars):

	Fiscal Years Ended
	April 28, 2007 (52 weeks)	April 29, 2006 (52 weeks)	April 30, 2005 (52 weeks)
Category management and distribution operations	$1,104.8	$1,226.9	$1,260.6
% of Total	83.4	93.5	100.0
Video game operations	219.7	85.5	—
% of Total	16.6	6.5	—

Total revenues from continuing operations	$1,324.5	$1,312.4	$1,260.6

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

•

Logistic services represent all the activities that occur within the Company’s automated distribution centers, including order management, shipping and returns handling. The Company bypasses the retailers’ distribution center and ships “shelf-ready” product (i.e., product which includes store specific price tickets, theft deterrent devices and special displayers), directly to thousands of retail store locations. The Company also makes frequent shipments of less than case lot quantities to each store to tailor each store’s inventory to its changing consumer demand.

The Company distributes throughout vast geographic regions, but adapts individual store selections to local tastes. In fiscal 2007, approximately 76% of the Company’s revenues were in North America and approximately 24% were in the UK. Excluding the category management and distribution business with ASDA in the UK, approximately 98% of the Company’s revenues would have been in North America and only 2% in the UK in fiscal 2007.

The music industry, in which the Company predominately operates, is seasonal in nature. Approximately 33% of the U.S. music industry sales (excluding digital distribution) occur during the last three months of the calendar year, with the month of December accounting for approximately 15% of annual sales of physical music product. Therefore, in order to meet consumer demand, the Company’s second and third fiscal quarters ended October 28, 2006 and January 31, 2007, respectively, represented a higher proportion of annual revenues and net income than did its first and fourth quarters ended July 29, 2006 and April 28, 2007, respectively. As a result of the seasonal nature of the Company’s business, certain working capital items are higher at some interim reporting dates than at others. For example, inventory and accounts payable are typically higher at the end of the Company’s second quarter as a result of increased inventory purchases in anticipation of higher holiday season shipments, whereas accounts receivable is typically higher at the end of the Company’s third quarter due to accounts receivable from holiday season shipments not yet paid by customers. See Note 14 of Notes to Consolidated Financial Statements for disclosure of quarterly results that indicates the seasonality of the Company’s business.

Vendors

The Company purchases from many different vendors. The volume of purchases from individual vendors fluctuates from year to year based upon the salability of selections being offered by such vendors. Though a small number of major, financially sound vendors account for a high percentage of purchases, Handleman must also select product from a variety of additional vendors in order to maintain the appropriate product selection for its customer’s consumers. The Company closely monitors its inventory exposure, accounts payable balances, and established reserves for smaller vendors that may not have the financial resources to honor their product return commitments.

Since the public’s taste for the products the Company supplies is broad and varied, Handleman is required to maintain sufficient inventories to satisfy diverse tastes. The Company minimizes the effect of obsolescence through planned purchasing methods and computerized inventory controls. Because substantially all vendors from which the Company purchases product offer some level of return allowances and price protection, Handleman reduces its exposure to markdown risk unless vendors are unable to fulfill their return obligations or non-salable product purchases exceed vendor return limitations. Vendors offer a variety of charge-based return programs whereby, a penalty is charged based on a per unit rate or a percentage of product value. Accordingly, the Company may possess, in its inventories, non-salable product that can only be returned to vendors with cost penalties or may be non-returnable until the Company can comply with the provisions of the vendors’ cost penalties, or may be non-returnable until the Company can comply with the provisions of the vendors’ return policies.

The Company generally does not have distribution contracts with its vendors; consequently, either party may discontinue the relationship without notice.

Customers

Handleman Company’s customers benefit from the services Handleman provides for a variety of reasons. The Company selects products from a multitude of vendors offering numerous titles, different formats (e.g., compact discs, music DVDs) and different payment and return arrangements. In addition, Handleman services relieve its customers from the complexity of managing the numerous stock keeping units (“SKUs”) required per department, the variability of salable items among individual stores of a retailer, the wide array of programs offered by the multitude of vendors, the ‘hits’ nature of the business and the risk of inventory obsolescence. By utilizing the Company’s category management services, customers avoid substantially all of the risks inherent in product selection and the risk of inventory obsolescence while improving the selection of products for their customers.

The Company anticipates consumer demand for individual titles and is able to promptly react to “breakout” titles while simultaneously minimizing inventory exposure for artists or titles that do not sell.

Handleman Company offers its customers a variety of “value-added” services:

Store Service:    Sales representatives visit individual retail stores and meet with store management to discuss upcoming promotions, special merchandising efforts, department changes, current programs, or breaking releases, which will increase revenues. They also monitor inventory levels, check merchandise displays and install point-of-purchase advertising materials. The Company has integrated its field service organization and business model into the REPS organization. This integration resulted in cost savings through synergies and allowed the Company to more efficiently service its customers.

Advertising:    The Company provides specially designed fixtures and signage that emphasize product visibility and accessibility.

Shipping and Handling:    The Company coordinates delivery of product to each store with a third-party carrier.

Product Exchange:    The Company protects its customers against product markdowns by offering the privilege of exchanging slower-selling product for newer product.

The nature of the Company’s business lends itself to computerized ordering, distribution and store inventory management techniques. Handleman Company is able to tailor the inventories of individual stores to reflect the customer profile of each store and to adjust inventory levels, product mix and selections according to seasonal and current selling trends.

Using proprietary processes and systems to forecast consumer demand, the Company determines the selections to be offered in its customers’ retail stores and ships these selections directly to the stores from one of its distribution centers. Slow-selling items are removed from the stores by the Company’s field sales organization and are recycled for redistribution to other stores or for return to the vendors at the Company’s distribution centers. Returns from customer stores occur for a variety of reasons, including new releases that underperformed in the market, advertising product to be returned after the promotion has ended, regularly scheduled realignment pick-ups and customer directed returns. The Company (for financial reporting purposes) reduces gross sales and direct product costs for estimated future returns at the time of revenue recognition.

The table below sets forth percentage contribution to revenues from continuing operations for Handleman Company’s two largest customers:

	Fiscal Years Ended
	April 28, 2007	April 29, 2006	April 30, 2005
Wal-Mart Stores, Inc.	70%	74%	74%
Kmart Corporation	7	9	15

Total percentage of revenues from continuing operations	77%	83%	89%

Handleman generally does not have contracts with its customers, and such relationships may be changed or discontinued at any time by the customers or Handleman; the discontinuance of, or a significant unfavorable change in, the relationship with either of the two largest customers would have a materially adverse effect upon the Company’s future sales and earnings.

During the fourth quarter of fiscal 2005, the Company announced a change in its business relationship with Kmart. As a result, during the first quarter of fiscal 2006, Handleman Company continued to provide category management and distribution to approximately 1,070 Kmart stores, whereas another supplier began to provide music to Kmart’s remaining stores (approximately 400). The change initially resulted in Kmart assuming responsibility for the performance of in-store servicing in all of its stores. During the second quarter of fiscal 2007, Handleman reacquired the in-store servicing for 737 of Kmart’s highest volume stores.

Operations

The Company distributes products from its facilities in North American and the United Kingdom. In addition to economies of scale and through-put considerations in determining the number of facilities it operates, the Company must also consider freight costs to and from customers’ stores and the importance of timely delivery of new releases. Due to the nature of the music business, display of new releases close to vendor authorized “street dates” is an important driver of both retail sales and customer satisfaction.

The Company utilizes its proprietary systems and a third party Enterprise Resource Planning (“ERP”) suite of software products to automate and integrate the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. The inventory management system also provides the basis for title specific billing that allows the Company to better serve its customers.

The Company has automated distribution equipment in its distribution facilities located in Indianapolis, Indiana; Toronto, Ontario; Warrington, United Kingdom; and Bolton, United Kingdom. The Company also has a distribution facility in Irlam, United Kingdom to support the greeting card business in the UK. This facility is not automated. On May 4, 2007, the Company ceased operations at its automated distribution facility in Richmond, Virginia as part of its cost savings measures. See Note 15 of Notes to Consolidated Financial Statements for additional information related to the cessation of operations at Richmond, Virginia.

Within its facilities, the Company operates return centers to expedite the processing of customer returns, including use of automated return processing equipment. In order to minimize inventory investment, Handleman sorts customer returns and identifies the item for either redistribution or return to vendors as expeditiously as possible. An item returned from one store may be required for shipment to another store with higher demand for the product. Therefore, timely recycling prevents purchasing duplicate product for a store whose order could be filled with returns from other stores.

Competition

Handleman is primarily a category manager of music products, whose business is highly competitive as to both price and alternative supply arrangements. Besides competition among the Company’s customers, the Company’s customers compete with alternative sources from which consumers could acquire the same product, such as (1) internet direct sales, including direct-to-home shipment and direct downloading through a consumer’s home computer, (2) downloading through cellular telephones, (3) music product piracy via the internet, (4) specialty retail outlets, (5) electronic specialty stores, and (6) record clubs. The market is continually introducing new methods of in-home delivery of entertainment software products. The Company also competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers have “vertically integrated” so as to provide their own category management and/or in-store merchandising. Some of these companies, however, also purchase from independent category managers.

In recent years, the trend of music product is shifting from sales of physical product to that of digital distribution in its various forms.

Although Handleman cannot make any assurances, it believes that the distribution of home entertainment products will remain highly competitive and that customer service, sales to consumers and continual progress in operational efficiencies are the keys to sustaining the Company’s business, as it seeks to diversify its business model in this competitive environment.

Other Developments

During fiscal 2007 and 2006, the Company successfully completed the implementation of an ERP suite of software products in its Canadian and U.S. operations, respectively. This integrated, flexible system facilitates the Company’s business with existing customers. This implementation involved replacing or modifying certain legacy systems and was done as a phased approach over a three-year period in order to mitigate risks, including capturing data, inventory management and supply chain disruptions. The Company is implementing the ERP suite in its Crave and UK operations and expects to complete the implementations mid-fiscal 2008. While Handleman is taking measures to reduce its implementation risk, it can make no assurances that it will successfully implement these new systems as planned or that they will occur without supply chain disruptions or without impacts on inventory management. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a materially adverse effect on the Company’s financial condition and results of operations.

The Company has implemented an initiative to realign its cost structure to reduce selling, general and administrative expenses by $20 million annually, prior to any one-time implementation costs, and continues to review and evaluate its current cost structure for cost reduction opportunities.

Video Game Operations

Video game operations, an operating segment for Handleman Company, was added as a result of the Company’s acquisition of Crave Entertainment Group, Inc. Crave, through one of its subsidiary companies, purchases video game software, hardware and accessories from first and third party hardware and software manufacturers, which support all Sony, Nintendo and Microsoft video game platforms. Crave specializes in the value-priced game category, which carries retail prices ranging from $9.99 to $19.99. Products are distributed from the Company’s automated distribution center in Indianapolis, Indiana and are shipped directly to major retailers throughout the United States.

Crave distributes to approximately 30,000 individual retail stores. Many retailers utilize third-party distributors, like Crave, due to the flexibility offered for distribution and packaging needs that cannot always be satisfied dealing directly with the publisher. Crave also offers its retail customers:

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

Discontinued Operations

In the second quarter of fiscal 2004, the Company sold its Anchor Bay Entertainment subsidiary companies within its former proprietary operations business segment, North Coast Entertainment. The sale of Anchor Bay Entertainment allowed the Company to focus on its core category management and distribution competencies. In accordance with accounting guidance, the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented, since the operations and cash flows of these subsidiary companies were eliminated from the ongoing operations of the Company. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction. The sale was completed on December 11, 2003.

* * * * * * * * *

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s activities.

As of April 28, 2007, Handleman Company had approximately 2,600 employees, with none belonging to a labor union.

Item 1A.	RISK FACTORS

The following represent Handleman’s most significant risk factors. These risks, and other information included in this Annual Report on Form 10-K, should be carefully considered. If any of the risks occur, Handleman Company’s business, financial condition, operating results and/or cash flows could be materially adversely affected.

Indebtedness and Compliance with Debt Covenants – As of April 28, 2007, Handleman Company had $106.9 million of outstanding indebtedness, all of which was classified as a current liability. On April 30, 2007, subsequent to Handleman’s fiscal year end, Handleman re-financed the indebtedness and entered into certain new credit agreements that contain several operating and financial covenants, including weekly borrowing base certifications, as well as restrictions on distributions and dividends, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales.

The level of indebtedness and the associated covenants could have several effects on the Company’s future operations including, but not limited to:

•	making it difficult for the Company to satisfy its obligations arising from, or related to, the indebtedness;

•	limiting its ability to obtain necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate operating purposes;

•	reducing cash available for other purposes as a result of its obligation to allocate a substantial portion of its cash flow from operations to pay interest on its debt;

•	limiting its flexibility in planning for, and reacting to, changes in its business;

•	reducing funds available for use in its operations;

•	placing it at a competitive disadvantage with its competitors who are less leveraged or have better access to capital resources; and

•	exposing it to increased vulnerability to adverse economic and music industry conditions, downturns in its business, and/or increased interest rates.

Handleman’s ability to meet its debt service obligations and to reduce its total indebtedness is dependent upon its future performance. Accordingly, the Company has prepared a forecast for fiscal 2008 that is based on current expectations regarding its current business and associated operating expense and capital spending levels. If the Company’s actual results differ materially from its expectations for fiscal 2008, Handleman’s liquidity may be adversely impacted. If this were to occur, additional steps would be necessary to adjust its operating costs and capital expenditures to support its business.

Handleman cannot make any assurances that it can meet the requirements of its existing debt arrangements. If Handleman fails to comply with the covenants and requirements of its credit agreements, then it may result in Handleman being in default, with respect to the related debt, and could lead to acceleration of that debt or any instruments evidencing indebtedness that contain cross-acceleration and cross-default provisions. In such case, Handleman cannot provide any assurance that it would be able to refinance or otherwise repay that indebtedness.

Customer Concentration – Handleman Company generally does not have formal contracts with its customers, and either party may discontinue such relationships any time without penalty. The discontinuance of, or a significant unfavorable change in, the relationship with either of the two largest customers would have a materially adverse effect upon the Company’s future sales and earnings. The Company’s two largest customers represented approximately 77% of the Company’s consolidated revenues during fiscal 2007. As indicated on page 2, Wal-Mart Stores, Inc.’s subsidiary, ASDA, and the Company have decided not to continue the Company’s music supply arrangement in the United Kingdom. In addition, Wal-Mart Stores, Inc. and other retailers have reduced retail store space dedicated to music product from time to time in the past, and may again in the future. The Company must be cognizant of the possibility of impacting its existing customer’s business while executing its defined growth strategy of expanding and diversifying its customer base.

Gross Margin Compression – The Company’s gross margin as a percentage of revenues has decreased in recent years as a greater proportion of the Company’s revenues have been in the UK and Crave, which carry lower gross margins as a percentage of revenues than the Company’s consolidated rate. Additionally, increased revenues attributable to customer programs and promotions, and less than full category management services, which carry lower gross margins as a percentage of revenues than full category management services, have negatively impacted the Company’s gross margin.

Product Line Concentration – The music industry, in which Handleman predominately operates, can experience downward trends due to a lack of successful new releases and other external factors. In addition, physical music product sales have been negatively impacted by the growth in consumption of digital music, acquired from both legal and illegal channels. Expected ongoing reductions in music product sales will continue to have an adverse effect on the Company’s future sales and earnings.

Competition – The Company’s business is highly competitive as to both price and alternative supply arrangements. In addition to competition among the Company’s customers, as well as with other retailers, the Company’s customers compete with alternative sources from which consumers could acquire the same product, such as (1) internet direct sales, including direct-to-home shipment and direct downloading through a consumer’s home computer, (2) downloading through cellular telephones, (3) music product piracy via the internet, (4) specialty retail outlets, (5) electronic specialty stores, and (6) record clubs. The market is continuously introducing new methods of in-home delivery of entertainment software products. The Company also competes directly for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers are “vertically integrated” so as to provide their own category management and/or in-store merchandising. Some of these companies, however, also purchase from independent category managers. Additional competitors and competitive methods could materially affect Handleman Company’s business.

In recent years, the trend of music product is shifting from sales of physical product to that of digital distribution in its various forms.

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

Business Continuity Program – As with any company, Handleman has risk associated with potential disasters that may result in the interruption of service or the discontinuance of operations. Such threats could be natural (i.e. flooding, fire, tornado, hurricane, epidemic), technical (i.e. power failure, HVAC failure, IT hardware/software failure, communication failure) or human (i.e. robbery, terrorism, chemical spill, sabotage, vehicle crashes, work stoppage). To prepare for potential disruptions, Handleman Company has a dedicated team of employees who have developed and implemented Business Continuity Programs, including Emergency Response & Safety Plans and Incident (Crisis) Management Plans for its major facilities. In addition, the Company has implemented an Information Technology Disaster Recovery strategy for its major production environment. Business Unit Recovery Plans have been developed for its major facilities, including alternate recovery locations and alternate Information Technology infra-structures. Although Handleman tests these plans annually, future disasters could adversely affect the Company’s business.

Effective Execution of the Company’s Business Growth Strategy – The Company’s growth strategy is based on leveraging its core competencies of intellectual services, field services and logistic services. The Company has identified three growth platforms – expanding its core category management and distribution business model with existing and new customers; extending its core competencies within adjacent categories, markets and channels; and identifying strategic transactions aligned with its core competencies. The Company’s future operating results will depend, among other things, on its success in implementing its strategic growth plan, including successfully integrating its recent acquisitions.

Cost Reduction Initiative – The Company has implemented an initiative to realign its cost structure to reduce selling, general and administrative expenses by $20 million annually, prior to any one-time implementation costs. The Company’s future operating results will depend, among other things, on its success in implementing its cost reduction initiatives.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Handleman Company does not have any unresolved staff comments to report.

Item 2.	PROPERTIES

As of April 28, 2007, Handleman Company occupied leased warehouses located in Indianapolis, Indiana; Richmond, Virginia; Toronto, Ontario; Warrington, United Kingdom; Irlam, United Kingdom and Bolton, United Kingdom; as well as six leased satellite offices ranging in size from 1,400 square feet to 7,500 square feet, located in the states of Maryland, Minnesota, Tennessee and Arkansas, as well as the Canadian province of Quebec. Crave Entertainment Group leases its 15,100 square foot corporate office in Newport, California. On May 4, 2007, the Company ceased operations at its distribution operations in Richmond, Virginia. The Company still occupies a small portion of the building and is seeking a tenant to sub-lease the facility. The Company is evaluating its options and alternative uses for the Warrington, UK facility for the period following the discontinuance of the ASDA music distribution arrangement. See Note 15 of Notes to Consolidated Financial Statements for additional information related to the cessation of operations in Richmond, Virginia and the discontinuance of the ASDA supply arrangement.

The Company owns its 130,000 square foot corporate office building located in Troy, Michigan.

Item 3.	LEGAL PROCEEDINGS

See Note 11 of Notes to Consolidated Financial Statements for a discussion of contingencies related to the Company’s acquisitions.

Handleman Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2007, Handleman Company did not submit any matters to a vote of its security holders.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Handleman Company’s common stock is traded on the New York Stock Exchange under the symbol “HDL.”

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	April 28, 2007			April 29, 2006
Quarter	Low	High	Close	Low	High	Close
First	$6.78	$9.18	$7.02	$15.00	$18.81	$17.72
Second	6.70	8.40	8.04	10.76	17.65	12.26
Third	6.50	8.97	7.50	10.84	14.65	11.88
Fourth	6.60	7.99	7.51	8.26	12.19	8.54

As of June 15, 2007, the Company had 2,648 shareholders of record.

During the fourth quarter of fiscal 2007, the Company announced that it has suspended indefinitely its quarterly cash dividends of $0.08 per share of common stock in connection with amending its credit agreement. Pursuant to Handleman Company’s new credit agreements as described in Note 15 of Notes to Consolidated Financial Statements, the Company has restrictions on its payment of cash dividends unless certain pre-defined performance levels are achieved and, therefore, the suspension of quarterly cash dividend payments remains indefinite.

Below is a summary of the dividends declared during the past two fiscal years:

	Fiscal Years Ended
Quarter	April 28, 2007	April 29, 2006
First	$.08	$.08
Second	.08	.08
Third	.08	.08
Fourth	—	.08

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The Company did not repurchase any shares of its common stock during the fourth quarter or fiscal year ended April 28, 2007 due to the Company’s cash position. The Company has repurchased 2,044,000 shares or 63% of the shares authorized under the current share repurchase program, as of April 28, 2007. Pursuant to Handleman Company’s new credit agreement as previously discussed and as described in Note 15 of Notes to Consolidated Financial Statements, the Company is prohibited from repurchasing its common stock unless certain performance levels are achieved. At this time, it is uncertain as to when repurchasing of its common stock will resume.

STOCK PERFORMANCE GRAPH

The line graph below compares the cumulative total shareholder return on Handleman Company’s common stock with the cumulative total return of the Russell 2500 Index and the S & P 500 Index, for the past five-year period.

The graph assumes an investment of $100 in Handleman Company’s common stock, the Russell 2500 Index and the S&P 500 Index as of the last day of fiscal 2002. The graph shows the cumulative total return for the Company’s last five fiscal years as compared to these indices.

The Company does not believe it is feasible to provide a peer group comparison since entities that are deemed “peers” are either privately-held companies, subsidiaries or divisions of larger publicly-held companies. Therefore, the Company has selected the Russell 2500 Index on the basis of similar market capitalization.

Item 6.	SELECTED FINANCIAL DATA
HANDLEMAN COMPANY
FIVE-YEAR REVIEW
(in thousands of dollars except per share data and ratios)

Fiscal 2006 operating results include those of REPS LLC and Crave Entertainment Group, Inc. since their dates of acquisition. Amounts related to operations at Anchor Bay Entertainment have been classified as discontinued operations for all periods presented as a result of the sale of those subsidiary companies during fiscal 2004. Accordingly, income from continuing operations for fiscal 2005 and 2004 substantially included only category management and distribution operations. Continuing operations for fiscal 2003, though predominately reflective of category management and distribution operations also included (i) results from Madacy Entertainment, which was sold during fiscal 2003, and (ii) activity from remaining proprietary operations, other than those companies that were sold during fiscal 2004. See Notes 2, 3 and 12 of Notes to Consolidated Financial Statements for additional information regarding the Company’s acquisitions, discontinued operations and operating segments, respectively.

	Fiscal 2007 (52 weeks)	Fiscal 2006 (52 weeks)	Fiscal 2005 (52 weeks)	Fiscal 2004 (52 weeks)	Fiscal 2003 (53 weeks)
SUMMARY OF OPERATIONS:
Revenues	$1,324,483	$1,312,404	$1,260,585	$1,216,311	$1,279,582
Gross profit, after direct product costs	201,929	225,476	244,251	251,147	262,740
Selling, general & administrative expenses	(246,877)	(210,029)	(193,412)	(199,969)	(205,695)
Impairment of subsidiary assets *	(734)	—	—	—	(33,100)
Interest expense	(7,984)	(4,808)	(555)	(995)	(1,103)
Investment income	2,040	6,736	3,012	1,636	1,333
(Loss) income from continuing operations	(53,428)	14,818	34,883	33,988	19,846
(Loss) income from discontinued operations **	—	(1,250)	(687)	1,849	5,028
Net (loss) income	(53,428)	13,568	34,196	35,837	24,874
Weighted average number of shares outstanding
— basic	20,149	20,806	22,500	24,521	26,046
— diluted	20,149	20,962	22,584	24,661	26,046

PER SHARE DATA:
(Loss) income per share:
Continuing operations
— basic	$(2.65)	$0.71	$1.55	$1.39	$0.76
— diluted	(2.65)	0.71	1.54	1.38	0.76
Discontinued operations
— basic	—	(0.06)	(0.03)	0.07	0.19
— diluted	—	(0.06)	(0.03)	0.07	0.19
Net (loss) income
— basic	(2.65)	0.65	1.52	1.46	0.95
— diluted	(2.65)	0.65	1.51	1.45	0.95
Dividends per share	$0.24	$0.32	$0.30	$0.21	$—

BALANCE SHEET DATA:
Merchandise inventories	$115,535	$128,844	$115,672	$105,472	$119,979
Total assets	546,451	575,031	476,999	494,592	526,693
Debt, current	106,897	3,960	—	—	3,571
Debt, non-current	—	83,600	—	—	3,571
Working capital	90,270	228,343	227,523	232,877	198,716
Shareholders’ equity – ending	239,545	296,989	298,883	308,866	309,975

FINANCIAL RATIOS:
Working capital ratio (Current assets/current liabilities)	1.3	2.3	2.4	2.3	2.0
Inventory turns (Direct product costs/average inventories throughout year)	6.3	6.2	6.7	6.7	6.2
Debt to total capitalization ratio (Debt, non-current/debt, non-current plus shareholders’ equity)	0.0%	22.0%	0.0%	0.0%	1.1%
Return on assets (Net (loss) income/average assets)	(9.5)%	2.6%	7.0%	7.0%	4.4%
Return on beginning shareholders’ equity (Net (loss) income/beginning shareholders’ equity)	(18.0)%	4.5%	11.1%	11.6%	8.7%

*	See Note 15 of Notes to Consolidated Financial Statements for fixed asset impairment information related to the discontinuance of the ASDA music supply arrangement in the UK.

**	Includes a pre-tax loss on disposal of subsidiary companies of $1,938 for the fiscal year ended April 29, 2006, $1,078 for the fiscal year ended April 30, 2005 and $1,829 for the fiscal year ended May 1, 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND
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

On May 24, 2007, the Company announced that its subsidiary, Handleman UK Limited (“Handleman UK”), and United Kingdom retailer ASDA have decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CD’s and, to a limited extent, DVD’s to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Handleman UK will continue to provide music category management and distribution services to ASDA through August 2007. A plan is currently being developed to ensure an orderly separation process. Sales to ASDA represented $268.0 million, or 20%, of the Company’s consolidated revenues during fiscal 2007. After the separation process is completed, the Company expects an improvement in operating performance for Handleman UK. It is expected that Handleman UK will realize a significant reduction in working capital, primarily inventory and accounts receivable, estimated at $40 million to $50 million. The cash generated from this reduction will be used primarily to pay down Handleman Company debt. It should be noted that Handleman UK and ASDA will continue their business arrangement related to the distribution and servicing of greeting cards, which began in October 2006. Greeting cards are expected to generate revenues of approximately $68 million in fiscal 2008. See Note 15 of Notes to Consolidated Financial Statements for additional information related to the termination of the ASDA music supply arrangement.

On November 22, 2005, the Company acquired the stock of privately-owned Crave Entertainment Group, Inc. Crave is a distributor of video game hardware, software and accessories to major retailers throughout the U.S. This acquisition expanded the Company’s customer base, broadened its product lines and continues to allow growth opportunities for both organizations through cross-selling customers, services and products.

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

The overall music industry has been impacted by digital distribution, downloading and piracy. The Company believes that this trend has increased significantly during the last few years and believes the trend is likely to continue until the music industry is able to develop a solution that encourages the legal consumption of music. Even with a solution, physical music product might still face a continued downward trend as recent technological developments have made it easier for consumers to purchase music in a non-physical format. While the Company is still optimistic that there is a continued relevance for physical music product consumption, there has been a trend by mass retailers towards reducing the amount of floor space dedicated to physical music product and in investing in digital modes of music delivery. As a result, another trend that is developing is the consolidation of the physical music distribution channel. Handleman believes that its systems and intellectual capital will allow it to maintain a material presence in the music distribution market, as well as expand its business into diversified markets. Handleman cannot, however, make any assurances regarding the trends of the music industry or its role in the music distribution channel.

Unless otherwise noted, the following discussion relates only to results from continuing operations.

The following table sets forth revenues and the percentage contribution to consolidated revenues for the fiscal years ended April 28, 2007 (“fiscal 2007”), April 29, 2006 (“fiscal 2006”) and April 30, 2005 (“fiscal 2005”) (in millions of dollars):

	Fiscal Years Ended
	April 28, 2007 (52 weeks)	April 29, 2006 (52 weeks)	April 30, 2005 (52 weeks)
Category management and distribution operations	$1,104.8	$1,226.9	$1,260.6
% of Total	83.4	93.5	100.0
Video game operations	219.7	85.5	—
% of Total	16.6	6.5	—

Total revenues	$1,324.5	$1,312.4	$1,260.6

Revenues by geographic area, which is based upon the country in which the legal subsidiary is domiciled, for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005 are as follows (in millions of dollars):

	Fiscal Years Ended
	April 28, 2007 (52 weeks)	April 29, 2006 (52 weeks)	April 30, 2005 (52 weeks)
United States	$869.7	$848.7	$827.4
United Kingdom	322.6	318.2	294.4
Canada	132.1	145.5	138.2
Other	0.1	—	0.6

Total revenues	$1,324.5	$1,312.4	$1,260.6

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

The following are the Company’s critical accounting estimates:

Recognition of Revenues and Future Returns – Handleman Company recognizes revenues upon delivery of product to its customers (“FOB destination”). As a category manager of music product and distributor of video game product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns that include both salable and non-salable product, as well as damaged merchandise, and provides credits for such customer returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimate for future returns and records adjustments as necessary.

Stock-based Compensation – The Company has stock-based compensation plans in the form of stock options, performance shares, performance units and restricted stock. Beginning in fiscal 2007, the Company adopted the fair value based method of accounting for stock compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment (revised 2004),” using the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with SFAS No. 123, beginning in fiscal 2004, on a prospective basis. Under the fair value method, the Company measures awards as of the grant date utilizing the Black-Scholes option pricing model and compensation expense is recognized over the service period, which is usually the vesting period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used were to change significantly, or if a different valuation model were used, stock-based compensation expense may differ materially from that recorded in the current period. The Company includes the value of stock-based compensation in compensation expense; however, stock-based awards granted prior to adoption of the fair value method are accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Stock-based compensation expense is included as a component of “Selling, general and administrative expenses.”

Pension Expense – The determination of pension obligation, costs and liabilities related to the Company’s pension plans is dependent upon its selection of certain assumptions provided to the Company’s third party actuaries. These assumptions may have an effect on the amount and timing of future contributions. Assumptions include discount rate, expected long-term rate of return on plan assets, rate of compensation increase, average remaining service period and life expectancy. The discount rate assumption is based primarily on the results of a cash flow matching analysis, which matches the future cash outflows of the plan to a yield curve comprised of a hypothetical portfolio of zero coupon bonds. The expected long-term rate of return for the Company’s pension plan assets is based on historical returns for the different asset classes, weighted based on the median of the target allocation for each asset class. The compensation rate reflects the Company’s long-term actual experience and near-term outlook. During fiscal 2007, the Company approved amendments to freeze U.S. service-based future benefit plans. Accordingly, the amortization period was changed from the average remaining service period of active participants to the average remaining lifetime of all participants. The average remaining lifetime is the average number of years remaining to be lived on the basis of a given set of age-specific rate of dying, which was calculated using the 1994 Group Annuity Reserving for Males and Females. Actual results could differ from the Company’s assumptions. Such differences are accumulated and amortized over future periods in accordance with accounting principles generally accepted in the United States of America, and therefore, generally affect the Company’s recognized expense and recorded obligation in future periods. The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R.” In accordance with SFAS No. 158, the Company recognizes the over funded or under funded status of its pension plans as an asset or liability, with an offsetting adjustment to “Accumulated other comprehensive income.”

The April 28, 2007 funded status of the Company’s pension plans is affected by April 28, 2007 assumptions. Pension expense for fiscal 2007 is based on the plan design and assumptions as of April 29, 2006. Note that the following sensitivities may be asymmetric and are specific to fiscal 2007. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors is shown below (in thousands of dollars):

	Percentage Point Change	April 28, 2007	Fiscal 2007 Expense
Pension Plans Funded Status and Equity
Discount rate	+/-1 pt.	$8,103/$(10,367)	$(709)/$1,796
Actual return on assets	+/-1 pt.	563 /(563)	—
Expected return on assets	+/-1 pt.	—	(564)/564

The foregoing indicates that changes in the discount rate can have a significant effect on the funded status of the Company’s pension plans, stockholders’ equity and expense. The Company cannot predict these bond yields or investment returns, and therefore, cannot reasonably estimate whether adjustments to its stockholders’ equity in subsequent years will be significant.

Income Taxes – The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the assets will not be realized. In assessing the likelihood of realization, consideration is given to all available evidence including estimates of future taxable income and the character of income needed to realize future benefits. The calculation of current and deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the Company’s operations or other facts and circumstances. Further, management must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require the Company to adjust its tax assets and liabilities and record additional income tax expense or benefits. Upon the adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” in fiscal 2008, Handleman Company will make assumptions about individual tax positions before any part of the related benefit can be recognized in its financial statements. A company must consider whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority.

Inventory Valuation – Merchandise inventories are recorded at the lower of cost (average cost method) or market. The Company accounts for inventories using the full cost method that includes costs associated with acquiring and preparing inventory for distribution. Substantially, all of the Company’s inventory consists of compact discs, and video game hardware and software, which are not substandard from a functional standpoint. Typically, the Company’s music suppliers offer return privileges for excess inventory quantities. Video game hardware and software are generally purchased as a one-way sale. Inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving or excess inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s music vendors generally offer some level of return allowances and price protection. On a quarterly basis, management reviews the Company’s carrying value of inventory from a lower of cost or market perspective and makes any necessary carrying value adjustments. The Company also conducts physical inventory counts on a quarterly basis. While we believe the assumptions we use to estimate the net realizable value of our inventory are reasonable, the use of different assumptions or estimates could produce different results and the amounts realized upon the ultimate sale of the inventory may differ materially from that recorded in the current period.

Long-Lived Assets – At the end of each year or as business conditions warrant, the Company evaluates the carrying value of long-lived assets for potential impairment by considering several factors, including management’s plans for future operations, recent operating results, market trends and other economic facts relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value is estimated based on what the Company believes a willing third party would pay to acquire the assets. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

At the end of each fiscal year, or as business conditions warrant, the Company performs an impairment test for goodwill. This test relies on assumptions for growth and discount rate to create multiple sensitivity scenarios. These scenarios are averaged to arrive at a fair value of goodwill, which is compared to the carrying value. The growth assumption is based on a five-year plan for operating income (which approximates cash flows) and an assumed growth rate through perpetuity for years greater than five. The discount rate is a blend of the Company’s incremental borrowing rate and the Company’s weighted average cost of capital at the measurement date.

General

During fiscal 2004, Handleman Company sold its Anchor Bay Entertainment business unit. During fiscal 2006, the Company recorded pre-tax impairment charges of $1.9 million ($1.3 million after tax or $0.06 per diluted share), related to the sale of Anchor Bay. Of these charges, $0.6 million was recorded in the second quarter of fiscal 2006 and represented final settlement of certain royalty audit claims with a particular Anchor Bay Entertainment licensor. The remaining $1.3 million was recorded in the fourth quarter of fiscal 2006 and represented final settlement of adjustments to the sale proceeds in accordance with the sale agreement. During fiscal 2005, the Company recorded pre-tax impairment charges of $1.1 million ($0.7 million after tax or $0.03 per diluted share), related to the sale. Of these charges, $0.8 million was recorded in the second quarter of fiscal 2005 and represented the Company’s best estimate of amounts it expected to pay to settle certain royalty audit claims with the aforementioned licensor. The remaining $0.3 million was recorded in the fourth quarter of fiscal 2005 and represented expenses associated with the termination of a royalty agreement with another licensor. These charges, as well as the financial results of these companies, are reported separately as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company upon completion of the sale. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction.

The fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005 each consisted of 52 weeks.

Comparison of Fiscal 2007 with Fiscal 2006

Overview

The Company had a net loss for fiscal 2007 of $53.4 million or $2.65 per diluted share, compared to net income of $13.6 million or $0.65 per diluted share for fiscal 2006. The net loss for fiscal 2007 was entirely from continuing operations; whereas the net income for fiscal 2006 included income from continuing operations of $14.8 million or $0.71 per diluted share, and a loss from discontinued operations of $1.3 million or $0.06 per diluted share. See Note 3 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Revenues for fiscal 2007 were $1.32 billion, compared to $1.31 billion for fiscal 2006. The Company had an increase in revenues of $134.2 million attributable to Crave, which was included for the entire fiscal year of 2007, whereas only approximately five months were included in fiscal 2006 due to the acquisition previously discussed. This increase was offset by declines in revenues of $109.9 million and $13.4 million in the U.S. and Canada, respectively. U.S. and Canadian revenues were negatively impacted by a decline in music industry sales and an overall reduction in inventory levels in the Company’s customers’ retail stores. In addition, U.S. revenues this year were also negatively impacted by the mix of new release titles, which shifted consumer purchases to retail sources other than mass merchant retailers (the Company’s primary customer base), while revenues in Canada this year were negatively impacted by a higher proportion of lower priced promotional product.

Direct product costs as a percentage of revenues was 84.8% for fiscal 2007, compared to 82.8% for fiscal 2006. The increase in direct product costs as a percentage of revenues for fiscal 2007 was primarily attributable to the following: (i) the inclusion of Crave revenues for the entire year, which carry higher direct product costs as a percentage of revenues, contributed 1.1% to the overall increase in direct product costs as a percentage of revenues, of which 0.2% related to a $3.0 million write-down of software development costs to net realizable value; and (ii) accrual adjustments in the UK and U.S., predominately related to increased product markdowns this year, compared to the same period last year, which contributed 1.1% to the overall increase in direct product costs as a percentage of revenues, (0.7% or $9.0 million, related to estimated inventory markdown costs in the UK pertaining to the discontinuance of the music distribution arrangement with a key UK retailer). These increases in direct product costs as a percentage of revenues were partially offset by a lower proportion of revenues related to customer programs and promotions, as well as a shift in product mix, which decreased overall direct product costs as a percentage of revenues by 0.2%. Direct product costs for fiscal years 2007 and 2006 included costs associated with acquiring and preparing inventory for distribution of $17.5 million and $18.4 million, respectively.

Selling, general and administrative (“SG&A”) expenses this fiscal year were $247.6 million or 18.7% of revenues, compared to $210.0 million or 16.0% of revenues last fiscal year. The increase in SG&A expenses over last year was primarily due to:

•	start-up costs in the UK related to (i) the new business arrangement with a key retailer of $8.2 million; and (ii) the greeting card business of $10.7 million;

•	an increase in Crave expenses of $9.8 million due to the prior fiscal year not representing a full year of activity due to the acquisition;

•	an increase in the amortization of definite-lived intangible assets related to the acquisition of Crave of $5.3 million;

•

higher field sales expenses in the U.S. of $4.2 million, of which $1.8 million was attributable to the inclusion of REPS for the entire year of fiscal 2007, whereas only 10 months were included in fiscal 2006 due to the acquisition of REPS as previously discussed. The remainder of the increase primarily resulted from the integration of the field service organizations between Handleman U.S. and REPS;

•	an increase in lending and related fees of $2.6 million, mainly a result of changes in the Company’s credit agreement;

•	an increase in outside consulting services of $1.6 million;

•	severance costs of $1.4 million related to the Company’s cost saving initiatives; and

•	an impairment charge related to the discontinuance of the music supply arrangement with ASDA in the amount of $0.7 million.

These increases in SG&A expenses were partially offset by:

•	decreases in certain U.S. operating expenses of $5.7 million;

•	a decrease in stock-based compensation of $1.8 million, mainly resulting from changes in the market price of the Company’s common stock; and

•	a decrease in service-based benefit plan expense of $1.0 million, primarily due to the Company’s freezing of these U.S. employee benefit plans during fiscal 2007.

Loss before interest expense, investment income and income taxes (“operating loss”) for fiscal 2007 was $45.7 million, compared to operating income of $15.4 million for fiscal 2006.

Interest expense for fiscal 2007 increased to $8.0 million from $4.8 million for fiscal 2006. This year-over-year change was due to increased borrowings primarily related to the financing of the Crave acquisition.

Investment income for fiscal 2007 decreased to $2.0 million from $6.7 million for fiscal 2006. During fiscal 2006, the Company recorded investment income of $4.4 million related to gains on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company anticipates receiving additional proceeds of $1.0 million during the first quarter of fiscal 2008 and may receive additional proceeds of approximately $0.4 million through September 2009, subject to general and tax indemnification claims.

The effective income tax rate for fiscal years 2007 and 2006 was (3.5)% and 14.7%, respectively. The normal tax rate for the Company is approximately 35.9%. Income tax expense in fiscal 2007 resulted from (i) a valuation allowance in the amount of $11.5 million recorded on deferred tax assets primarily related to net operating losses in the UK, which the Company feels that it may not realize, (ii) valuation allowances of $3.8 million placed on foreign tax credits during the fourth quarter of fiscal 2007, (iii) income tax expense recorded in the amount of $1.4 million related to the withholding of foreign taxes on accumulated undistributed earnings of foreign subsidiaries no longer considered permanently invested, and (iv) $1.4 million in additional tax expense related to non-deductible stock-based compensation expense. The significantly lower than normal income tax rate in fiscal 2006 was due to the partial release of a valuation allowance related to a capital loss and the tax benefit resulting from the cancellation of a worthless debt from an insolvent subsidiary, both occurring in the second quarter of fiscal 2006, in the amounts of $2.1 million and $1.0 million, respectively.

Other

Accounts receivable at April 28, 2007 was $236.1 million, compared to $257.9 million at April 29, 2006. This decrease was mainly due to the lower revenues in the fourth quarter of this year, compared to the fourth quarter of last year.

Merchandise inventories decreased to $115.5 million at April 28, 2007, compared to $128.8 million at April 29, 2006. This decrease was mainly due to increased inventory reserves for Handleman UK related to an inventory adjustment of $9.0 million to mark down inventory to liquidation value related to the ASDA music distribution arrangement, which will be discontinued in the second quarter of fiscal 2008. See Note 15 of Notes to Consolidated Financial Statements for additional information related to the termination of this supply arrangement.

Other current assets at April 28, 2007 was $17.7 million, compared to $9.9 million at April 29, 2006. This change was mainly attributable to an increase in income taxes receivable of $6.9 million due to the consolidated losses experienced by the Company this fiscal year.

Property and equipment, net at April 28, 2007 was $65.1 million, compared to $54.1 million at April 29, 2006. This increase was predominately due to capital expenditures (mainly machinery and equipment) this fiscal year required to support the Company’s new business arrangement with a key retailer in the UK.

Intangible assets, net was $36.4 million at April 28, 2007, compared to $43.3 million at April 29, 2006. This decrease was due to amortization of definite-lived intangible assets related to the Crave and REPS acquisitions totaling $16.2 million, offset, in part, by additions to software development costs of $9.3 million at Crave.

Other assets, net was $20.2 million at April 28, 2007, compared to $33.6 million at April 28, 2006. This decrease was due to (i) the reclassification of $7.4 million of prepaid pension costs to “Accumulated other comprehensive income” in accordance with the adoption of SFAS No. 158, (ii) a decrease of $4.2 million in SERP as a result of lump sum payments from the U.S. SERP Rabbi Trust in the third and fourth quarters of fiscal 2007; and (iii) a decrease in deferred tax assets of $5.8 million. These decreases were offset, in part, by an increase in prepaid bank fees of $4.6 million relating to the Company’s new credit agreements.

Accounts payable was $159.4 million at April 28, 2007, compared to $144.4 million at April 29, 2006. This increase was attributable to a $16.1 million increase in accounts payable at Crave, as a result of increased video game hardware purchases compared to last year.

Other liabilities was $9.4 million at April 28, 2007, compared to $15.8 million at April 29, 2006. The decrease was due to the lump sum payments of $4.2 million from the U.S. SERP Rabbi Trust in the third and fourth quarters of fiscal 2007 and a decrease in deferred tax liabilities of $2.7 million.

During fiscal 2007, the Company did not repurchase any shares of its common stock. As of April 28, 2007, the Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors. The Company is prohibited from repurchasing its common stock unless certain performance levels are achieved pursuant to the new credit agreements that were entered into on April 30, 2007. At this time, it is uncertain as to when repurchasing of its common stock will resume. See Note 15 of Notes to Consolidated Financial Statements for additional information related to these new credit agreements.

Comparison of Fiscal 2006 with Fiscal 2005

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

For the fiscal year ended April 29, 2006, revenues increased to $1.31 billion from $1.26 billion for the fiscal year ended April 30, 2005. The improvement in year-over-year revenues was mainly due to the addition of $85.5 million and $19.2 million of revenues attributable to Crave and REPS, respectively, as well as increased revenues in the UK and Canadian operations of $23.8 million and $7.3 million, respectively. The increase in the UK revenue was the result of higher consumer purchases of music in mass merchant retailers, whereas the increase in Canadian revenues was primarily attributable to a strengthening of the local currency. These increases were offset, in part, by an $83.5 million decline in revenues in the U.S., of which 56% was related to the reassignment of a customer’s stores early in fiscal 2006; and the remainder was related to general softness in the overall music industry.

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

Selling, general and administrative expenses were $210.0 million or 16.0% of revenues for fiscal 2006, compared to $193.4 million or 15.3% of revenues for fiscal 2005. The increase in SG&A expenses over the comparable prior year period was primarily due to the inclusion of Crave and REPS expenses of $10.9 million and $10.4 million, respectively.

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

Investment income for fiscal 2006 was $6.7 million, compared to $3.0 million for fiscal 2005. During fiscal 2006, the Company recorded investment income of $4.4 million related to cash received on the sale of an investment in PRN, a company that provides in-store media networks. This sale occurred during the Company’s second quarter of fiscal 2006. Also during fiscal 2006, the Company recorded investment income of $0.9 million related to investment gains on assets held for the Company’s SERP, compared to $0.7 million recorded in fiscal 2005.

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

Liquidity and Capital Resources

During fiscal 2007, Handleman Company and certain borrowing subsidiaries amended and restated its credit agreement dated November 22, 2005 (“2005 Credit Agreement”) twice. These amendments (i) reduced the Company’s line of credit to $225.0 million from $250.0 million, (ii) converted the unsecured 2005 Credit Agreement to a secured obligation with a first priority security interest in all of the Company’s real and personal assets, (iii) deferred the Company’s obligation to meet its debt service coverage ratio and leverage ratio until April 30, 2007, (iv) restricted the Company from declaring or making any dividend payments or repurchasing any of its common stock, and (v) limited the Company’s borrowings based on certain covenants. Without having obtained these amendments, the Company would have violated one or more of the covenants, as defined in the 2005 Credit Agreement. As a result, the Company’s $106.9 million in borrowings outstanding at April 28, 2007 were all classified as current in the Company’s Consolidated Balance Sheets. The Company had borrowings of $87.6 million against its line of credit at April 29, 2006, of which $4.0 million was classified as current and $83.6 million was classified as non-current. As of April 28, 2007, the most favorable interest rate the Company could borrow under was 6.06%. The weighted average amounts of borrowings outstanding under the restated credit agreement were $113.8 million and $74.0 million for the years ended April 28, 2007 and April 29, 2006, respectively. The weighted average interest rates under the restated credit agreements were 6.88% for the year ended April 28, 2007 and 5.96% for the year ended April 29, 2006.

On April 30, 2007, the Company secured two new, five-year credit agreements that constitute a $250,000,000 multi-tranche credit facility. Absent a new multi-year credit facility, the Company would have violated its debt covenants under the restated credit agreements.

The credit agreements are with Silver Point Finance, LLC ($140 million) and General Electric Capital Corporation ($110 million). Borrowings under the agreements are limited to the collateral value of the Company’s accounts receivable and inventory less reserves (collateral assets), plus a Silver Point financed $40 million Term B loan, which is secured by all tangible and intangible assets excluding inventory and accounts receivable, with a maximum of $250 million. A borrowing base certificate, which details the value of collateral assets, is required weekly from the Company.

The borrowing priority under the new credit agreements is as follows:

•	The first $140 million of borrowings are under the Silver Point Finance agreement, consisting of a Term Loan A ($50 million), Term Loan B ($40 million) and revolving facility ($50 million).

•	Borrowings in excess of $140 million and up to $250 million, if supported by the Company’s collateral assets, are under the General Electric Corporation revolving facility ($110 million).

The Company may elect to pay interest based on a formula tied to either LIBOR or prime. For Silver Point Finance, the LIBOR interest rate varies between LIBOR plus 400 to 600 basis points. For prime, the interest rate varies between prime plus 300 to 500 basis points. For General Electric Corporation, the LIBOR interest rate varies between LIBOR plus 150 to 200 basis points. For prime, the interest rate varies between prime plus 0 to 50 basis points, based on a performance grid.

As of April 30, 2007, the Company had borrowed a total of $128.1 million from the lenders under the new credit agreements, and the Company had additional unused borrowing capacity under the credit agreements of $24.2 million. The weighted average interest rate of borrowings outstanding as of April 30, 2007 was 10.56%.

The credit agreements have several operating and financial covenants that include restrictions on dividends and share repurchases, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales. In addition, Handleman must maintain a minimum excess availability, which is subject to increase, in order to borrow under these agreements. Also, if Handleman does not maintain other additional availability levels, as stated in these agreements, then the agreements require that Handleman achieve established EBITDA (earnings before interest, taxes, depreciation and amortization) levels on a trailing twelve-month basis prior to permitting borrowings under these agreements. Based on covenants within the agreements, the Company does not expect to pay dividends or repurchase stock during its fiscal year 2008. Management believes the new revolving credit agreement dated April 30, 2007, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital. See Note 15 of Notes to Consolidated Financial Statements for additional information related to these two new credit agreements.

On February 7, 2006, the Company entered into an interest rate swap agreement for a notional amount of $75.0 million in order to reduce variable interest rate exposure. On February 16, 2007, the Company sold the interest rate swap agreement and recorded a related gain of $101,000 in the fourth quarter of fiscal 2007 that was amortized through April 28, 2007, the expected remaining term of its borrowings under the 2007 Credit Agreement.

For the fiscal year ended April 28, 2007, a total of $0.24 per share or $4.8 million in cash dividends were paid to shareholders, compared to a total of $0.32 per share or $6.6 million for the fiscal year ended April 29, 2006.

Working capital at April 28, 2007 was $90.3 million, compared to $228.3 million at April 29, 2006. The working capital ratio was 1.3 to 1 at April 28, 2007, compared to 2.3 to 1 at April 29, 2006.

Net cash provided from operating activities included in the Consolidated Statements of Cash Flows decreased to $22.6 million for fiscal 2007 from $76.1 million for fiscal 2006. This decrease in cash flows from operating activities was primarily related to unfavorable year-over-year changes in net income, inventory and other operating asset/liability balances of $67.0 million, (which included proceeds related to the settlement of a music CD anti-trust litigation matter during fiscal 2007 in the amount of $3.1 million), $16.9 million and $16.4 million, respectively; these decreases were partially offset by favorable year-over-year changes in non-cash charges and accounts payable balances of $31.3 million and $17.3 million, respectively.

Net cash used by investing activities was $38.3 million for fiscal 2007, compared to $161.0 million for fiscal 2006. This decrease in cash flows used by investing activities was mainly the result of the Company’s fiscal 2006 cash investments in Crave and REPS of $123.3 million and $18.7 million, respectively. In fiscal 2007, the Company increased spending on property and equipment and license advances and acquired rights by $16.4 million and $3.8 million, respectively. The Company also received proceeds in fiscal 2006 related to the sale of investments of $4.4 million.

Net cash provided from financing activities was $23.3 million for fiscal 2007, compared to net cash provided from financing activities of $63.0 million for fiscal 2006. This decrease in cash flows from financing activities was predominately due to a decrease in net debt issuances of $67.8 million, offset in part by declines in the repurchase of the Company’s common stock and dividends paid of $21.9 million and $1.8 million, respectively, as well as a $4.4 million increase over last year in checks issued in excess of cash balances.

Net cash used by discontinued operations included in the Consolidated Statement of Cash Flows was $1.9 million ($1.3 million net of tax benefit) for fiscal 2006. The Company sold its Anchor Bay Entertainment Business unit during fiscal 2004. See Note 3 of Notes to Consolidated Financial Statements for additional information related to discontinued operations.

The following table summarizes the Company’s contractual cash obligations and commitments as of April 28, 2007 along with their expected effects on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt obligations	$106,897	$106,897	$—	$—	$—
Operating leases	50,085	8,338	22,780	7,832	11,135
Less: operating sub-leases	(1,849)	(600)	(1,249)	—	—
Purchase obligations	32,919	32,919	—	—	—
Other obligations	71,719	11,219	23,648	15,382	21,470
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$263,132	$162,134	$45,179	$23,214	$32,605

Operating leases represented non-cancelable operating leases entered into by the Company, primarily related to buildings and other equipment. Purchase obligations were those entered into through the normal course of business, principally related to the purchase of inventory. Other obligations substantially included contractual commitments for information technology related services.

The Company had no significant off-balance sheet arrangements as of April 28, 2007.

New Accounting Pronouncements

In December 2004, SFAS No. 123(R) was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 123(R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award; this cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS No. 123(R) as of April 30, 2006, as required. The impact of adopting SFAS No. 123(R) in the first quarter of fiscal 2007 was a reduction in net income of $277,000 (or $0.01 per diluted share), of which $254,000 related to an increase in income tax expense and did not have a material effect on the Company’s consolidated financial statements. In addition, income tax expense was recorded in the fourth quarter of fiscal 2007 in the amount of $1.2 million related to the change in value of stock-based compensation from the grant date to the vesting date.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued by the FASB. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The Standard was effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of April 30, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, this pronouncement does not require any new fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning May 4, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” was issued by the FASB. SFAS No. 158 requires an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Unrecognized prior service costs and net actuarial gains or losses are recognized as a component of “Accumulated other comprehensive income.” Minimum pension liabilities are eliminated upon adoption. The Company adopted SFAS No. 158 as of April 28, 2007, as required. The Company measures plan assets and benefit obligations as of its fiscal year end. See Note 9 of Notes to Consolidated Financial Statements for additional information related to the Company’s defined benefit pension plans.

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” was issued by the FASB. SFAS No. 159 allows companies to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses will be reported in earnings at each reporting date. The cumulative effect of re-measuring such instruments to fair value at adoption is accounted for as an adjustment to the beginning balance of retained earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning April 29, 2007, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” was issued by the Securities and Exchange Commission (“SEC”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements, the roll-over method and the iron curtain method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The use of this method can cause the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach,” since it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment, including how and when the errors arose. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company applied the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending April 28, 2007.

The following table summarizes the effects (up to April 30, 2006) of applying the guidance in SAB No. 108 (in thousands of dollars):

	Period in Which the Misstatement Originated (1)			Adjustment Recorded as of April 30, 2006
	Cumulative Prior to May 2, 2004	Fiscal Year Ended April 30, 2005	Fiscal Year Ended April 29, 2006
Accrued property taxes (2)	$(1,123)	$(86)	$(575)	$(1,784)
Deferred tax assets (2, 3, 4)	(865)	(528)	(372)	(1,765)
Foreign currency translation adjustment (3)	139	37	64	240

Retained earnings (5)	$(1,849)	$(577)	$(883)	$(3,309)

(1)	The Company quantified these errors under the rollover method and concluded that they were immaterial – individually and in the aggregate.
(2)

Historically, the Company was not correctly matching the recording of property tax expense with the period covered by the property tax invoice from the governing authority. As a result, the Company’s accrued property taxes were understated by $1.8 million (cumulatively) in years prior to fiscal 2007. The Company recorded an increase in accrued property taxes of $1.8 million and an increase in deferred tax assets of $0.6 million as of April 30, 2006 with a corresponding reduction in retained earnings of $1.2 million.

(3)

The Company determined that unpaid interest expense related to Handleman UK should be treated as a non-deductible item for tax purposes (due to the thin capitalization rules in the UK), as opposed to its historical treatment as a future tax deduction. Accordingly, the Company recorded a reduction of $2.4 million in deferred tax assets and $0.2 million in foreign currency translation adjustment as of April 30, 2006 with a corresponding reduction in retained earnings of $2.2 million.

(4)

Deferred tax assets were overstated by a total of $1.8 million, net. As discussed in (2) above, the property tax issue resulted in a related deferred tax asset understatement of $0.6 million and the UK interest expense discussed in (3) above resulted in a related deferred tax asset overstatement of $2.4 million.

(5)

Represents the net overstatement of net income for the indicated periods resulting from the aforementioned misstatements and the net reduction to retained earnings recorded as of April 30, 2006 to record the initial application of SAB No. 108.

In June 2006, FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest (that will be classified in the Company’s financial statements as interest expense, consistent with the Company’s current accounting policy) and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company’s fiscal year beginning April 29, 2007. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of FIN No. 48 and estimates that the cumulative effect to be recognized as a decrease to beginning retained earnings upon adoption will be less than $1.5 million.

In June 2006, Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” was issued by the FASB. This EITF applies to any government-assessed value-added tax that is imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. EITF No. 06-3 requires disclosure of a company’s policy for presenting these taxes, whether on a gross or net basis. The gross basis includes taxes in revenues and costs; the net basis excludes the taxes from revenue. The Company adopted the provisions of EITF No. 06-3 as of April 28, 2007, as required. As a result, the Company included its accounting policy for value-added taxes in Note 1 of Notes to Consolidated Financial Statements included herein.

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

The Company has not engaged in any related party transactions, which would have had a material effect on the Company’s financial position, results of operations or cash flows.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, risks associated with achieving the business integration objectives expected with the Crave Entertainment Group acquisition, changes in the music and video game industries, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers, including Tesco, PLC, and suppliers, improving operating performance after the separation process with ASDA is complete, effects of electronic commerce inclusive of digital music distribution, success of new music and video game releases, dependency on technology, ability to control costs, relationships with the Company’s lenders, ability to comply with the Company’s credit agreements, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the ability to secure funding or generate sufficient cash required to sustain existing businesses while investing in and developing new businesses, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In order to reduce variable interest rate exposure on a portion of its borrowings, during fiscal 2006 the Company entered into an interest rate swap agreement for a notional amount of $75.0 million. This agreement was subsequently sold on February 16, 2007. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding the interest rate swap agreement.

The Company is subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars. Normally, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries.

Handleman Company does not have any additional market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 28, 2007 and April 29, 2006

Consolidated Statements of Operations – For the Years Ended April 28, 2007, April 29, 2006 and April 30, 2005

Consolidated Statements of Shareholders’ Equity – For the Years Ended April 28, 2007, April 29, 2006 and April 30, 2005

Consolidated Statements of Cash Flows – For the Years Ended April 28, 2007, April 29, 2006 and April 30, 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Handleman Company:

We have completed integrated audits of Handleman Company’s consolidated financial statements and of its internal control over financial reporting as of April 28, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Handleman Company and its subsidiaries at April 28, 2007 and April 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Handleman Company changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pension plans in fiscal 2007.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Handleman Company did not maintain effective internal control over financial reporting as of April 28, 2007, because of the effect of not maintaining effective controls over the accounting for income taxes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective controls over accounting for income taxes. Specifically, the Company’s processes, procedures, resources and controls were not adequate to ensure the accounting for complex and/or non-routine tax matters, as recorded in the tax provision and related deferred tax asset and liability accounts, was accurate, reported in the proper period, and determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to tax expense, tax asset and liability accounts and related financial disclosures of the Company’s fiscal 2007 annual and interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Handleman Company did not maintain effective internal control over financial reporting as of April 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Handleman Company has not maintained effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/PricewaterhouseCoopers LLP

Detroit, Michigan

June 29, 2007

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 28, 2007 and APRIL 29, 2006

(in thousands of dollars except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,457	$10,346
Accounts receivable, less allowances of $12,797 in 2007 and $13,658 in 2006	236,069	257,942
Merchandise inventories	115,535	128,844
Other current assets	17,713	9,898

Total current assets	387,774	407,030
Property and equipment, net	65,128	54,099
Goodwill, net	36,938	36,938
Intangible assets, net	36,433	43,338
Other assets, net	20,178	33,626

Total assets	$546,451	$575,031

LIABILITIES
Current liabilities:
Debt, current portion	$106,897	$3,960
Notes payable	—	1,000
Accounts payable	159,444	144,401
Accrued and other liabilities	31,163	29,326

Total current liabilities	297,504	178,687
Debt, non-current	—	83,600
Other liabilities	9,402	15,755
Commitments and contingencies (Note 11)	—	—

Total liabilities	306,906	278,042

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized: 20,291,000 and 19,990,000 shares issued and outstanding at April 28, 2007 and April 29, 2006, respectively	203	200
Accumulated other comprehensive income	17,414	16,067
Unearned compensation	—	(4,816)
Retained earnings	221,928	285,538

Total shareholders’ equity	239,545	296,989

Total liabilities and shareholders’ equity	$546,451	$575,031

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 and APRIL 30, 2005

(in thousands of dollars except per share data)

	2007	2006	2005
Revenues	$1,324,483	$1,312,404	$1,260,585
Costs and expenses:
Direct product costs	(1,122,554)	(1,086,928)	(1,016,334)
Selling, general and administrative expenses	(247,611)	(210,029)	(193,412)

Operating (loss) income	(45,682)	15,447	50,839
Interest expense	(7,984)	(4,808)	(555)
Investment income	2,040	6,736	3,012

(Loss) income from continuing operations before income taxes	(51,626)	17,375	53,296
Income tax expense	(1,802)	(2,557)	(18,413)

(Loss) income from continuing operations	(53,428)	14,818	34,883

Discontinued operations (Note 3):
Loss on disposal of discontinued subsidiary companies	—	(1,938)	(1,078)
Income tax benefit	—	688	391

Loss from discontinued operations	—	(1,250)	(687)

Net (loss) income	$(53,428)	$13,568	$34,196

(Loss) income per share:
Continuing operations - basic	$(2.65)	$0.71	$1.55

Continuing operations - diluted	$(2.65)	$0.71	$1.54

Discontinued operations - basic	$—	$(0.06)	$(0.03)

Discontinued operations - diluted	$—	$(0.06)	$(0.03)

Net (loss) income - basic	$(2.65)	$0.65	$1.52

Net (loss) income - diluted	$(2.65)	$0.65	$1.51

Weighted average number of shares outstanding during the period:
Basic	20,149	20,806	22,500

Diluted	20,149	20,962	22,584

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 and APRIL 30, 2005

(in thousands of dollars)

	Common Stock		Accumulated Other Comprehensive Income (Loss)			Unearned Compensation	Additional Paid-in Capital	Retained Earnings	Total Share- holders’ Equity
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Employee Benefit Related	Interest Rate Swap
May 1, 2004	23,455	$235	$7,173	$(5,527)	$—	$(7,305)	$—	$314,290	$308,866

Net income								34,196	34,196
Adjustment for foreign currency translation			8,687						8,687
Minimum pension liability adjustment, net of tax of $1,574				(3,083)					(3,083)

Comprehensive income, net of tax									39,800

Stock-based compensation:
Performance shares	41	—				(136)	2,357		2,221
Stock options	145	1				(523)	1,697		1,175
Restricted stock and other	55	1				(431)	1,162		732
Common stock repurchased	(2,250)	(23)					(47,143)		(47,166)
Reclassification of additional paid-in-capital to retained earnings							41,927	(41,927)	—
Cash dividends, $0.30 per share								(6,745)	(6,745)

April 30, 2005	21,446	214	15,860	(8,610)	—	(8,395)	—	299,814	298,883

Net income								13,568	13,568
Adjustment for foreign currency translation			271						271
Minimum pension liability adjustment, net of tax of $4,683				8,362					8,362
Interest rate swap, net of tax of $101					184				184

Comprehensive income, net of tax									22,385

Stock-based compensation:
Performance shares	153	2				1,879	1,332		3,213
Stock options	10	—				1,230	(1,002)		228
Restricted stock and other	29	—				470	377		847
Common stock repurchased	(1,648)	(16)					(21,913)		(21,929)
Reclassification of additional paid-in-capital to retained earnings							21,206	(21,206)	—
Cash dividends, $0.32 per share								(6,638)	(6,638)

April 29, 2006, previously reported	19,990	200	16,131	(248)	184	(4,816)	—	285,538	296,989
Cumulative effect, net of tax, for adoption of SAB No. 108								(3,309)	(3,309)

April 29, 2006, restated	19,990	200	16,131	(248)	184	(4,816)	—	282,229	293,680

Net loss								(53,428)	(53,428)
Adjustment for foreign currency translation			6,523						6,523
Minimum pension liability adjustment, net of tax of $35				66					66
Interest rate swap, net of tax of ($101)					(184)				(184)

Comprehensive loss, net of tax									(47,023)

Adoption of SFAS No. 158 net of tax of ($2,824)				(5,058)					(5,058)
Stock-based compensation:
Performance shares	214	2				3,484	(2,176)		1,310
Stock options	—	—				812	(82)		730
Restricted stock and other	87	1				520	231		752
Reclassification of additional paid-in-capital							2,027	(2,027)	—
Cash dividends, $0.24 per share								(4,846)	(4,846)

April 28, 2007	20,291	$203	$22,654	$(5,240)	$—	$—	$—	$221,928	$239,545

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 and APRIL 30, 2005

(in thousands of dollars)

	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(53,428)	$13,568	$34,196

Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation	15,136	16,776	17,636
Amortization of definite lived intangible assets	9,221	2,869	—
Recoupment of license advances	7,324	3,419	—
Gain on sale of investment	—	(4,390)	—
Unrealized investment income	(427)	(935)	(736)
Loss on disposal of property and equipment	817	752	1,192
Impairment of subsidiary assets	9,734	—	—
Deferred income taxes	5,513	(2,610)	5,009
Stock-based compensation	2,710	4,203	2,215
Retirement plans curtailment/settlement charges	1,375	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	28,964	30,730	(11,348)
Decrease (increase) in merchandise inventories	6,843	23,782	(8,035)
(Increase) decrease in other operating assets	(6,160)	4,265	(3,423)
Increase (decrease) in accounts payable	1,229	(16,021)	(141)
Decrease in other operating liabilities	(6,220)	(261)	(15,389)

Total adjustments	76,059	62,579	(13,020)

Net cash provided from operating activities	22,631	76,147	21,176

Cash flows from investing activities:
Additions to property and equipment	(26,824)	(10,387)	(17,008)
License advances and acquired rights	(9,301)	(5,544)	—
Proceeds from disposition of properties and equipment	4	372	692
Proceeds from sale of investment	—	4,390	—
Adjustment of proceeds related to sale of subsidiary companies	—	(2,235)	—
Purchases of short-term investments	—	—	(136,875)
Sales of short-term investments	—	—	146,775
Cash investment in and advances to Crave Entertainment Group	—	(123,262)	—
Cash investment in REPS LLC	(1,052)	(19,732)	—
Other equity investments	(1,137)	(4,616)	—

Net cash used by investing activities	(38,310)	(161,014)	(6,416)

Cash flows from financing activities:
Issuances of debt	5,333,755	3,480,803	1,330,501
Repayments of debt	(5,313,981)	(3,393,243)	(1,330,501)
Checks issued in excess of cash balances	8,249	3,881	863
Cash dividends	(4,846)	(6,638)	(6,745)
Repurchases of common stock	—	(21,929)	(47,166)
Cash proceeds from stock-based compensation plans	82	84	1,913

Net cash provided from (used by) financing activities	23,259	62,958	(51,135)

Effect of exchange rate changes on cash	531	1,429	3,388
Net increase (decrease) in cash and cash equivalents	8,111	(20,480)	(32,987)
Cash and cash equivalents at beginning of year	10,346	30,826	63,813

Cash and cash equivalents at end of year	$18,457	$10,346	$30,826

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

On November 22, 2005, the Company acquired the stock of privately-owned Crave Entertainment Group, Inc. Crave is a distributor of video game hardware, software and accessories to major retailers throughout the U.S. This acquisition expanded the Company’s customer base, broadened its product lines and continues to allow for growth opportunities for both organizations through cross-selling customers, services and products.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal years ended April 28, 2007 (“fiscal 2007”), April 29, 2006 (“fiscal 2006”) and April 30, 2005 (“fiscal 2005”) each consisted of 52 weeks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Foreign Currency Translation

The Company’s foreign subsidiaries utilize the local currency as their functional currency. Therefore, the Company follows the guidance outlined in Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” issued by the Financial Accounting Standards Board (“FASB”) to convert the balance sheets and statements of operations of its foreign subsidiaries to United States dollars. The Company uses an average exchange rate for the period, based on published daily rates, to convert foreign operational transactions to United States dollars. Assets and liabilities of foreign subsidiaries are converted to United States dollars using the prevailing published exchange rate on the last business day of the fiscal period. Common stock and additional paid in capital are converted at historical exchange rates. Resulting translation adjustments are included as a component of “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets. Net transaction gains/(losses) included in “Selling, general and administrative expenses” from continuing operations in the Company’s Consolidated Statements of Operations were $813,000, $(251,000) and $(464,000) for the years ended April 28, 2007, April 29, 2006 and April 30, 2005, respectively.

Financial Instruments

The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company estimates that fair values generally approximated carrying values at April 28, 2007 and April 29, 2006. Fair values have been determined through information obtained from market sources and management estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The table below presents information about the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	April 28, 2007	April 29, 2006
Trade accounts receivable	$248,866	$271,600
Less allowances for:
Gross profit impact of estimated future returns	(8,719)	(9,570)
Doubtful accounts	(4,078)	(4,088)

Accounts receivable, net	$236,069	$257,942

Inventory Valuation

Merchandise inventories are recorded at the lower of cost (average cost method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $17,509,000, $18,420,000 and $15,354,000 were incurred during the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005, respectively, and are classified as a component of “Direct product costs” in the Company’s Consolidated Statements of Operations. Merchandise inventories as of April 28, 2007 and April 29, 2006 included $1,962,000 and $2,045,000, respectively, of such costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s inventory consists substantially of compact discs and video game hardware and software, which are not substandard from a functional standpoint. Typically, the Company’s music suppliers offer return privileges for excess inventory quantities. Video game hardware and software is generally purchased as a one-way sale. Therefore, inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s music vendors generally offer some level of return allowances and price protection.

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

Common Stock Repurchases

The Company is authorized to repurchase shares of its common stock pursuant to authorizations approved by its Board of Directors. Upon repurchase, the Company immediately retires the shares and, as a result, records a reduction in the number of common shares outstanding along with a reduction to additional paid-in-capital (representing the excess of the purchase price over the par value of the shares repurchased) in the period of repurchase/retirement. These transactions generally result in a negative balance in additional paid-in-capital. In the event of an active repurchase program, the negative balance in additional paid-in-capital is subsequently reclassified to retained earnings. The effect of these share repurchase transactions on common shares and shareholders’ equity is included in the Company’s Consolidated Statements of Shareholders’ Equity for all periods presented. Under the terms of the Company’s 2007 Credit Agreement and the new credit agreements, the Company is restricted from repurchasing shares of its common stock. See Notes 7 and 15 of Notes to Consolidated Financial Statements for additional information related to the 2007 Debt Agreement and the Company’s new debt agreements, respectively.

Recognition of Revenue and Future Returns

Revenues are recognized upon delivery of product to customers (“FOB destination”). As a category manager of music product and distributor of video game product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns that include both salable and non-salable product, as well as damaged merchandise, and provides credit for such customer product returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimates for future returns and records adjustments as necessary.

Direct Product Costs

As a distributor of music and video game product, the Company is primarily a reseller of finished goods. Accordingly, substantially all the Company’s direct product costs relate to its purchase price from suppliers for finished products shipped from the Company to customers. The Company computes direct product costs at an item specific level based on the lower of cost (average cost method) or market at the time of product shipment to customers. Direct product costs also include costs associated with acquiring and preparing inventory for distribution, as well as inventory reserves, supplier discounts and residual advertising related items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Selling, General and Administrative Expenses

The major components of the Company’s selling, general and administrative expenses included in its Consolidated Statements of Operations are as follows:

•	labor expense, which includes field sales, warehouse, corporate office labor and stock-based compensation expense, along with associated payroll taxes and fringe benefits;

•	freight expense related to product shipments to customers;

•	outside information technology related service expenses;

•	depreciation expense, which includes depreciation of Company-owned display fixtures located in customers’ retail stores;

•	travel expense;

•	supplies expense;

•	outside consulting expense;

•	amortization expense of intangible assets;

•	rent expense; and

•	repairs and maintenance expense.

Shipping and Handling (Freight Expense)

The Company generally does not bill customers for shipping and handling costs incurred. Shipping and handling costs associated with shipments to and returns from customers are paid by the Company and included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Customer related shipping and handling costs included in selling, general and administrative expenses from continuing operations were $15,699,000, $14,830,000 and $15,236,000 for fiscal years 2007, 2006 and 2005, respectively.

Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when there is a higher probability the assets will not be realized. In assessing the likelihood of realization, consideration is given to estimates of future taxable income, the character of income needed to realize future benefits and all available evidence.

Value-added taxes are presented in the Company’s Consolidated Statements of Operations on a net-basis, that is, they are excluded from revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Earnings Per Share

The Company computes diluted earnings per share from net income in accordance with SFAS No. 128, “Earnings Per Share.” A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	April 28, 2007	April 29, 2006	April 30, 2005
Weighted average shares during the period – basic	20,149	20,806	22,500
Additional shares from assumed exercise of stock-based compensation	—	156	84

Weighted average shares adjusted for assumed exercise of stock options – diluted	20,149	20,962	22,584

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares as a result of the net loss for fiscal 2007.

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

New Accounting Pronouncements

In December 2004, SFAS No. 123(R) “Share-Based Payment (revised 2004),” was issued by the FASB. SFAS No. 123(R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award; this cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS No. 123(R) as of April 30, 2006, as required. The impact of adopting SFAS No. 123(R) in the first quarter of fiscal 2007 was a reduction in net income of $277,000, of which $254,000 related to an increase in income tax expense. In addition, income tax expense of $1.2 million was recorded during the fourth quarter of fiscal 2007 related to the change in value of stock-based compensation from the grant date to the vesting date.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued by the FASB. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The Standard was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of April 30, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, this pronouncement does not require any new fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning May 4, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” was issued by the FASB. SFAS No. 158 requires an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Unrecognized prior service costs and net actuarial gains or losses are recognized as a component of “Accumulated other comprehensive income.” Minimum pension liabilities are eliminated upon adoption. The Company adopted SFAS No. 158 as of April 28, 2007, as required. The Company measures plan assets and benefit obligations as of its fiscal year end. See Note 9 of Notes to Consolidated Financial Statements for additional information related to the Company’s defined benefit pension plans.

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” was issued by the FASB. SFAS No. 159 allows companies to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses will be reported in earnings at each reporting date. The cumulative effect of re-measuring such instruments to fair value at adoption is accounted for as an adjustment to the beginning balance of retained earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning April 29, 2007, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” was issued by the Securities and Exchange Commission (“SEC”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements, the roll-over method and the iron curtain method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The use of this method can cause the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach,” since it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment, including how and when the errors arose. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company applied the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending April 28, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes the effects (up to April 30, 2006) of applying the guidance in SAB No. 108 (in thousands of dollars):

	Period in Which the Misstatement Originated (1)			Adjustment Recorded as of April 30, 2006
	Cumulative Prior to May 2, 2004	Fiscal Year Ended April 30, 2005	Fiscal Year Ended April 29, 2006
Accrued property taxes (2)	$(1,123)	$(86)	$(575)	$(1,784)
Deferred tax assets (2, 3, 4)	(865)	(528)	(372)	(1,765)
Foreign currency translation adjustment (3)	139	37	64	240

Retained earnings (5)	$(1,849)	$(577)	$(883)	$(3,309)

1)	The Company quantified these errors under the rollover method and concluded that they were immaterial – individually and in the aggregate.
2)

Historically, the Company was not correctly matching the recording of property tax expense with the period covered by the property tax invoice from the governing authority. As a result, the Company’s accrued property taxes were understated by $1.8 million (cumulatively) in years prior to fiscal 2007. The Company recorded an increase in accrued property taxes of $1.8 million and an increase in deferred tax assets of $0.6 million as of April 30, 2006 with a corresponding reduction in retained earnings of $1.2 million.

3)

The Company determined that unpaid interest expense related to Handleman UK should be treated as a non-deductible item for tax purposes (due to the thin capitalization rules in the UK), as opposed to its historical treatment as a future tax deduction. Accordingly, the Company recorded a reduction of $2.4 million in deferred tax assets and $0.2 million in foreign currency translation adjustment as of April 30, 2006 with a corresponding reduction in retained earnings of $2.2 million.

4)

Deferred tax assets were overstated by a total of $1.8 million, net. As discussed in (2) above, the property tax issue resulted in a related deferred tax asset understatement of $0.6 million and the UK interest expense discussed in (3) above resulted in a related deferred tax asset overstatement of $2.4 million.

5)

Represents the net overstatement of net income for the indicated periods resulting from the aforementioned misstatements and the net reduction to retained earnings recorded as of April 30, 2006 to record the initial application of SAB No. 108.

In June 2006, FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest (that will be classified in the Company’s financial statements as interest expense, consistent with the Company’s current accounting policy) and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company’s fiscal year beginning April 29, 2007. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of FIN No. 48 and estimates that the cumulative effect to be recognized as a decrease to beginning retained earnings upon adoption will be less than $1.5 million.

In June 2006, Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” was issued by the FASB. This EITF applies to any government-assessed value-added tax that is imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. EITF No. 06-3 requires disclosure of a company’s policy for presenting these taxes, whether on a gross or net basis. The gross basis includes taxes in revenues and costs; the net basis excludes the taxes from revenue. The Company adopted the provisions of EITF No. 06-3 as of April 28, 2007, as required. As a result, the Company included its accounting policy for value-added taxes in Note 1 of Notes to Consolidated Financial Statements included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2. Acquisitions

Crave Entertainment Group, Inc.

On November 22, 2005, the Company acquired the stock of privately-owned Crave Entertainment Group, Inc. Crave is a distributor of video game software, including Crave-branded exclusively distributed video game software, and accessories to major retailers throughout the United States. This acquisition expanded the Company’s customer base, broadened its product lines and provided growth opportunities for both organizations through cross-selling customers, services and products. This acquisition has been recorded in accordance with the provisions of SFAS No. 141, “Business Combinations,” and the operating results of Crave have been included in the Company’s consolidated financial statements since the date of acquisition.

The purchase price for the acquisition of Crave totaled $123,459,000 that consisted of: (i) a $58,900,000 promissory note (which was paid on November 28, 2005) that was subject to certain adjustments based upon Crave’s working capital and net assets, and subject to increase to reimburse Crave’s shareholders for increased taxes they might have incurred as a result of electing to treat the transaction as an asset purchase for tax purposes; (ii) $5,000,000 paid into an escrow account to be distributed to the Crave shareholders 24 months after the closing date, subject to indemnification claims; (iii) approximately $5,200,000 representing an advance to Crave to repay term, subordinated and affiliate indebtedness; (iv) an advance of $2,900,000 delivered to Crave at closing to pay fees and expenses, and amounts payable to employee option holders; and (v) an advance of $49,055,000 on November 22, 2005 to repay Crave’s revolving line of credit. In addition, the Company incurred $2,404,000 of commission and legal and accounting fees related to the Crave acquisition, which have been capitalized to goodwill. Handleman Company financed this acquisition through borrowings against its revolving line of credit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has the following contingent liabilities related to the acquisition of Crave: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted earnings before interest, taxes depreciation and amortization (“EBITDA”) for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. In the third quarter of fiscal 2007, one of the three previously mentioned Crave employees departed, thereby reducing the $2,000,000 contingent liability to $1,500,000. The Company is accruing this liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. An adjustment in the third quarter of this year, in the amount of $260,000, was recorded to reflect the reduction in this contingent liability. It should be noted that no earn out payments were achieved for calendar years 2005 and 2006, and the Company does not expect any earn out payments to be achieved by Crave for calendar 2007.

The following table provides proforma financial information for the results of operations assuming the Crave acquisition had been completed as of May 2, 2004 (amounts in thousands of dollars except per share data):

	Fiscal Year Ended		Fiscal Year Ended
	April 29, 2006 As Reported	April 29, 2006 Proforma	April 30, 2005 As Reported	April 30, 2005 Proforma
Revenues	$1,312,404	$1,456,551	$1,260,585	$1,475,489
Operating income	$15,447	$20,209	$50,839	$62,166
Net income	$13,568	$14,273	$34,196	$38,735
Earnings per share
- Basic	$0.65	$0.69	$1.52	$1.72
- Diluted	$0.65	$0.68	$1.51	$1.72

REPS LLC

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

3. Discontinued Operations

In the second quarter of fiscal 2004, the Company sold its Anchor Bay Entertainment subsidiary companies. In accordance with SFAS No. 144, the financial results of these subsidiary companies were reported separately as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented, since the operations and cash flows of these companies were eliminated from the ongoing operations of the Company. The Company does not have any continuing involvement in the operations of these companies after the disposal transaction. During fiscal 2006, under the provisions of SFAS No. 144, the Company recorded pre-tax impairment charges of $1,938,000 ($1,250,000 after tax or $0.06 per diluted share), related to the sale of Anchor Bay. Of these charges, $563,000 was recorded in the second quarter of fiscal 2006 and represented final settlement of certain royalty audit claims with a particular Anchor Bay Entertainment licensor. The remaining $1,375,000 was recorded in the fourth quarter of fiscal 2006 and represented final settlement of adjustments to the sale proceeds in accordance with the sale agreement. During fiscal 2005, the Company recorded pre-tax impairment charges of $1,078,000 ($687,000 after tax or $0.03 per diluted share), related to the sale. Of these charges, $758,000 was recorded in the second quarter of fiscal 2005 and represented the Company’s best estimate of amounts it expected to pay to settle certain royalty audit claims with the aforementioned licensor. The remaining $320,000 was recorded in the fourth quarter of fiscal 2005 and represented expenses associated with the termination of a royalty agreement with another licensor. These charges are reported separately as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes revenues and pre-tax loss included in income from operations of discontinued subsidiary companies (in thousands of dollars):

	2007	2006	2005
Revenues	$—	$—	$—
Pre-tax loss on disposal	—	(1,938)	(1,078)

4. Concentration of Credit Risk

The table below sets forth percentage contribution to revenues from continuing operations for the Company’s two largest customers:

	Fiscal Years Ended
	April 28, 2007	April 29, 2006	April 30, 2005
Wal-Mart Stores, Inc.	70%	74%	74%
Kmart Corporation	7	9	15

Total percentage of revenues from continuing operations	77%	83%	89%

Total percentage of accounts receivable balance	81%	82%	92%

Approximately 94%, 99% and 100% of the combined revenues from the Company’s two largest customers are included in the category management and distribution operations segment for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005, respectively.

The discontinuance of, or a significant unfavorable change in, the relationship with either of the Company’s two largest customers would have a materially adverse effect upon the Company’s future revenues and earnings.

During the fourth quarter of fiscal 2005, the Company announced a change in its business relationship with Kmart. Effective during the first quarter of fiscal 2006, Handleman Company continued to provide category management and distribution to approximately 1,070 Kmart stores, whereas another supplier began to provide music to Kmart’s remaining stores (approximately 400). In addition, Kmart assumed responsibility for the performance of in-store servicing in all of its stores. During the second quarter of fiscal 2007, Handleman reacquired the in-store servicing for 737 of Kmart’s highest volume stores.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5. Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill and other intangible assets with indefinite lives in the fourth quarter of each fiscal year or as business conditions warrant a review. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method. The Company recorded no goodwill impairment for the fiscal years ended April 28, 2007 or April 29, 2006.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Consolidated Balance Sheets as of April 28, 2007 and April 29, 2006 was $36,938,000, which was net of amortization of $1,224,000 at each of these balance sheet dates. The category management and distribution operations reporting segment had goodwill related to the UK and the REPS reporting units of $3,406,000 (which was net of amortization of $1,224,000) and $6,903,000, respectively, at each of these balance sheet dates, while the video game operations reporting segment had the remaining $26,629,000 of goodwill.

Intangible Assets

The intangible assets relate to the acquisitions of Crave and REPS, and represent all of the intangible assets of the Company. The Company performs annual impairment analyses, or as business conditions warrant a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets.

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

On a monthly basis, management evaluates software development agreements to determine if balances were in a prepaid or payable status when, due to sales volume, the Company has fully expensed advances made to developers and additional royalties are owed. Royalties payable to developers and licensors are classified as accrued royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets. Accrued royalties as of April 28, 2007 and April 29, 2006 totaled $482,000 and $1,831,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of April 28, 2007 and April 29, 2006 (in thousands of dollars):

	April 28, 2007		April 29, 2006
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademark	$7,900	$2,182	$7,900	$474
Customer relationships	28,100	7,547	28,100	1,547
Non-compete agreements	3,970	1,849	3,970	676
Software development costs/license advances	18,785	10,744	9,484	3,419

Total	$58,755	$22,322	$49,454	$6,116

	April 28, 2007		April 29, 2006
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Amount
Trademark	$5,718	180 mos.	$7,426	180 mos.
Customer relationships	20,553	227 mos.	26,553	227 mos.
Non-compete agreements	2,121	41 mos.	3,294	41 mos.
Software development costs/license advances	8,041	17 mos.	6,065	17 mos.

Total	$36,433	141 mos.	$43,338	165 mos.

The Company’s aggregate amortization expense for fiscal 2007 and fiscal 2006 totaled $16,206,000 and $6,116,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2008	$13,053
2009	7,985
2010	3,737
2011	2,771
2012	2,083
Thereafter	6,804

Total	$36,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6. Property and Equipment

Property and equipment consists of the following (in thousands of dollars):

	2007	2006
Land	$640	$640
Buildings and improvements	13,245	13,256
Display fixtures	28,821	29,470
Computer hardware and software	66,111	62,632
Equipment, furniture and other	56,863	35,964

	165,680	141,962
Less accumulated depreciation	100,552	87,863

Total property and equipment, net	$65,128	$54,099

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

The Company includes depreciation expense in “Selling, general and administrative expenses” in its Consolidated Statements of Operations. Depreciation is computed primarily using the straight-line method based on the following useful lives:

Buildings and improvements	Lesser of the lease term or the useful life
Leasehold improvements	Lesser of the lease term or the useful life
Display fixtures	2-5 years
Computer hardware and software	3-7 years
Equipment, furniture and other	3-10 years

7. Debt

As of April 30, 2007, the Company entered into two credit agreements that constitute a $250,000,000 multi-tranche credit facility. See Note 15 of Notes to Consolidated Financial Statements for additional information related to these agreements. Absent a new multi-year credit facility, the Company would have violated the covenants under the 2007 Credit Agreement discussed below.

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

On February 26, 2007, Handleman Company and certain borrowing subsidiaries entered into a third amendment (“2007 Credit Agreement”) to its amended and restated credit agreement dated November 22, 2005. The 2007 Credit Agreement extended the waiver of the Company’s obligation to meet its debt service coverage ratio and leverage ratio until April 30, 2007 and restricted the Company from declaring or making any dividend payments or repurchasing any of its common stock. The 2007 Credit Agreement also limited the Company’s borrowings to the lesser of (i) the facility commitment amount of $225,000,000, or (ii) an amount equal to the borrowing base, consisting of 85% of eligible accounts receivable, 34% of eligible inventory and the lesser of $8,000,000 or 75% of the appraised fair market value of the Company’s owned real property, less $40,000,000. Pursuant to the 2007 Credit Agreement, the Company may elect to pay interest under a variety of formulae tied to either prime plus 1.25% or LIBOR plus 2.25%.

Without having obtained the 2006 or 2007 Credit Agreements, the Company would have violated one or more of the covenants, as defined in the 2005 Credit Agreement. As a result, the Company’s $106,897,000 in borrowings outstanding at April 28, 2007 under the 2007 Credit Agreement were all classified as current. The Company had borrowings of $87,560,000 against its line of credit at April 29, 2006, of which $3,960,000 was classified as current and $83,600,000 was classified as non-current. As of April 28, 2007, the most favorable interest rate the Company could borrow under was 6.06%. The weighted average amount of borrowings outstanding under the credit agreements were $113,801,000 and $74,002,000 for the years ended April 28, 2007 and April 29, 2006, respectively. The weighted average interest rates under the credit agreements were 6.88% for the year ended April 28, 2007 and 5.96% for the year ended April 29, 2006.

Interest expense for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 was $7,984,000, $4,808,000 and $555,000, respectively.

Total interest paid for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 was $7,706,000, $4,505,000 and $556,000, respectively.

Investment income for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005 was $2,040,000, $6,736,000 and $3,012,000, respectively. Investment income in fiscal 2007 and fiscal 2006 included investment gains of $428,000 and $936,000, respectively, related to the Company’s Supplemental Executive Retirement Plan (“SERP”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Interest Rate Swaps

In order to reduce variable interest rate exposure on borrowings, on February 7, 2006, the Company entered into an interest rate swap agreement for a notional amount of $75,000,000. On February 16, 2007, the Company sold this swap agreement. The interest rate was fixed at 4.9675%, plus a charge that varied based on the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the Company’s revolving credit agreement.

The interest rate swap was accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was an effective cash flow hedge on related debt. The hedge had no ineffectiveness during the fiscal years ended April 28, 2007 or April 29, 2006. The fair value of the swap agreement as of February 16, 2007, the date of the sale, and April 29, 2006 was $101,000 and $285,000, respectively. Net year-over-year changes in the fair value of the swap was recorded, net of taxes, in “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets. The Company recorded a gain of $101,000 related to the sale of the agreement, which was amortized through April 28, 2007, the expected remaining term of the borrowings.

Currency Forward Contracts

The Company’s business is primarily denominated in U.S. dollars. Consequently, the Company does not currently have significant exposure relating to currency exchange risk, and thus has not entered into any contracts to hedge this risk.

9. Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified defined benefit plans, U.S. and Canadian SERPs, which cover select employees.

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

During the third quarter of fiscal 2007, the Company paid $1,737,000 in lump sum payments to certain non-executive active employees from the U.S. SERP Rabbi Trust. In accordance with SFAS No. 88, a settlement loss of $215,000 was recorded during the third quarter of fiscal 2007.

During the fourth quarter of fiscal 2007, the Company paid $2,465,000 in lump sum payments to terminated employees from the U.S. SERP Rabbi Trust. In accordance with SFAS No. 88, a settlement loss of $92,000 was recorded during the fourth quarter of fiscal 2007.

During fiscal 2007, the Company was required to perform a re-measurement of its Canadian pension plan. This re-measurement was calculated in accordance with SFAS No. 88.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company adopted SFAS No. 158 as of April 28, 2007. The Statement requires an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Unrecognized prior service costs and net actuarial gains or losses are recognized as a component of “Accumulated other comprehensive income.” Minimum pension liabilities and the corresponding intangible assets are eliminated upon adoption. The following table summarizes the effect of the initial adoption of SFAS No. 158 (in thousands of dollars):

	Prior to SFAS No. 158 Adjustment	SFAS No. 158 Adjustment	Post SFAS No. 158 Adjustment
Prepaid assets	$9,096	$(6,113)	$2,983
Accrued liabilities	(4,682)	(1,551)	(6,233)
Intangible assets	214	(214)	—
Accumulated other comprehensive loss (pre-tax)	38	8,128	8,166

The amounts in “Accumulated other comprehensive income” that are expected to be recognized as components of net expense/(income) during the next year are as follows (in thousands of dollars):

	Pension Plans	SERPs
Amortization of unrecognized prior service costs	$—	$17
Amortization of unrecognized losses (gains) and other	80	12

The following information, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs.

The measurement date of the Company’s pension plans coincide with the Company’s fiscal year end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Obligations and Funded Status

The projected benefit obligation, fair value of plan assets and funded status at April 28, 2007 and April 29, 2006 for the two defined benefit pension plans and SERPs are as follows (in thousands of dollars):

	Pension Plans		SERPs
	2007	2006	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$56,666	$59,047	$9,385	$11,657
Service cost	1,808	2,053	440	462
Interest cost	3,358	3,245	515	522
Actuarial loss (gain)	3,191	(5,999)	(49)	(2,859)
Settlements	—	—	(4,202)	—
Curtailments	(3,499)	—	(786)	—
Benefits paid	(1,806)	(1,680)	(465)	(397)

Projected benefit obligation at end of year	$59,718	$56,666	$4,838	$9,385

Change in plan assets:
Fair value of plan assets at beginning of year	$56,909	$46,797	$—	$—
Actual return on plan assets	5,770	6,390	—	—
Company contributions	433	5,402	4,667	397
Settlements	—	—	(4,202)	—
Benefits paid	(1,806)	(1,680)	(465)	(397)

Fair value of plan assets at end of year	$61,306	$56,909	$—	$—

Funded status at end of year	$1,588	$243	$(4,838)	$(9,385)
Unrecognized net loss from past experience different from that assumed	—	9,498	—	1,514
Unrecognized prior service cost	—	731	—	665

Prepaid (accrued) benefit cost	$1,588	$10,472	$(4,838)	$(7,206)

Amounts recognized in the Company’s Consolidated Balance Sheets at April 28, 2007 and April 29, 2006 are as follows (in thousands of dollars):

	Pension Plans		SERPs
	2007	2006	2007	2006
Prepaid asset, non-current	$2,983	$10,472	$—	$—
Accrued liability, current	(485)	—	(485)	(52)
Accrued liability, non-current	(910)	—	(4,353)	(8,115)
Intangible assets	—	—	—	576

Net asset (liability)	1,588	10,472	(4,838)	(7,591)
Accumulated other comprehensive income	—	—	—	385

Net amount recognized	$1,588	$10,472	$(4,838)	$(7,206)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The accumulated benefit obligation for the two defined benefit pension plans was $56,151,000 and $49,049,000 at April 28, 2007 and April 29, 2006, respectively. The accumulated benefit obligation for the SERPs was $4,770,000 and $8,167,000 at April 28, 2007 and April 29, 2006, respectively.

The amounts recognized in “Accumulated other comprehensive income” at April 28, 2007, are as follows (in thousands of dollars):

	Pension Plans	SERPs
Unrecognized prior service costs	$0	$214
Unrecognized losses	7,599	353

Total recognized in accumulated other comprehensive income	$7,599	$567

Component of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans			SERPs
	2007	2006	2005	2007	2006	2005
Service cost	$1,808	$2,053	$1,818	$440	$462	$572
Interest cost	3,358	3,245	3,060	515	522	590
Expected return on plan Assets	(4,386)	(3,896)	(3,038)	—	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	259	2,280	1,650	87	(131)	520
Settlements	—	—	—	307	—	—
Curtailments	680	—	—	384	—	—

Net periodic benefit cost	$1,719	$3,682	$3,490	$1,733	$853	$1,682

Assumptions

Weighted average assumptions used to determine the actuarial present value of the projected benefit obligation at April 28, 2007 and April 29, 2006 are as follows:

	Pension Plans		SERPs
	2007	2006	2007	2006
Discount rate	5.97%	6.25%	5.61%	6.15%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

U.S. pension and U.S. SERP curtailment and U.S. SERP settlement events occurred during the year, which required the net periodic benefit cost to be calculated for a portion of the year using the following discount rate assumptions:

	July 29, 2006 Curtailment		December 31, 2006 SERP Settlement	April 28, 2007 SERP Settlement
	Pension	SERP
Discount rate	6.21%	6.13%	5.76%	5.61%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Plan Assets

The Company’s two defined benefit pension plans weighted-average asset allocations at April 28, 2007 and April 29, 2006 by asset category, are as follows:

	Pension Plans
	2007	2006
Asset Category
Equity securities	63.12%	62.93%
Debt securities	35.45	34.14
Other	1.43	2.93

Total	100.00%	100.00%

Pension plan assets are invested in various mutual funds and individual securities, which are overseen by three independent investment advisers. The Pension Trust held no shares of Handleman Company common stock at April 28, 2007 and April 29, 2006.

The Company’s strategy for pension plan assets is to provide for growth of capital with a moderate level of volatility by investing in assets per the target allocation (range of 0%–5% cash, 45%–65% equity, 30%–50% fixed income and 0%–10% REITs). The assets are reallocated periodically within the target allocations, under the advisement of a certified investment advisor.

The expected long-term rate of return on assets was 8.00% for fiscal 2007 and fiscal 2006. The basis used to determine the overall expected long-term rate of return on assets was the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income are expected to return between 4% and 6%.

Cash Flows

The Company expects to contribute $485,000 to its U.S. SERP plan in fiscal 2008 to fund a settlement to certain employees occurring in the first quarter of fiscal 2008. The Company also expects to contribute $485,000 (in U.S. dollars) to its Canadian pension plan in fiscal 2008. The Company does not expect to contribute to either its U.S. pension plan or Canadian SERP plan in fiscal 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

	Pension Benefits	SERPs
2008	$1,783	$485
2009	1,996	79
2010	2,164	248
2011	2,384	193
2012	2,735	2,758
2013 – 2017	16,794	355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10. Stock-Based Compensation

Effective April 30, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method, and accordingly, prior period amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with SFAS No. 123, beginning May 4, 2003.

Upon the adoption of SFAS No. 123, the Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 were accounted for utilizing the fair value provisions of SFAS No. 123 and expensed over the vesting period. The following table illustrates the effect on net income and income per share if the fair value recognition provisions of SFAS No. 123 had been applied to all stock-based awards for fiscal years 2006 and 2005 (in thousands of dollars except per share data):

	2006	2005
Net income	$13,568	$34,196
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,660	3,059
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,426)	(5,061)

Proforma net income	$12,802	$32,194

Net income per share:
Reported — basic	$0.65	$1.52
— diluted	0.65	1.51
Proforma — basic	0.62	1.43
— diluted	0.61	1.43

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

The maximum number of shares of stock that may be issued under the 2004 Stock Plan is 750,000 shares. During fiscal 2007, the Company granted 363,820 shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2004, 260,414 shares of the Company’s stock are available for use under this plan as of April 28, 2007.

The maximum number of shares of stock that may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. During fiscal 2007, the Company granted 112,900 shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, there are 98,856 shares of the Company’s stock available for use under this plan as of April 28, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under this plan; however, no additional shares will be issued out of this plan.

The Company recorded compensation expense for various stock-based compensation awards issued pursuant to the plans described herein in the amounts of $3,897,000, $5,703,000 and $4,670,000 for the fiscal years 2007, 2006 and 2005, respectively. The Company did not record a cumulative effect of change in accounting principle upon adoption of SFAS No. 123(R), since its pre-adoption actual forfeiture experience approximated its expected future forfeiture estimates. Related income tax benefits of $1,400,000, $2,043,000 and $1,611,000 were recorded during fiscal years 2007, 2006 and 2005, respectively.

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

Prior to the adoption of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to determine the fair value of its equity based stock option awards and issuances under its Employee Stock Purchase Plan (“ESPP”). All other awards were based on the intrinsic value of the underlying stock. The weighted average assumptions used to estimate the fair value for stock options granted and ESPP shares issued during fiscal years 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Expected life (in years)	5.0	0.5	4.8
Risk-free interest rate	4.83%	3.82%	3.89%
Expected volatility	35.03%	16.89%	39.07%
Expected dividend yield	3.89%	1.73%	1.26%

The weighted average estimated fair values of stock options granted and ESPP shares issued during fiscal years 2007, 2006 and 2005 were $2.28, $3.77 and $8.02, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which have various terms (not exceeding 10 years) and vesting periods (not exceeding three years) as approved by the Compensation Committee of the Board of Directors for the years ended April 30, 2005, April 29, 2006 and April 28, 2007, is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of May 1, 2004	710,734	$14.39

Granted	291,100	$22.47
Terminated	(82,354)	$17.20
Exercised	(218,644)	$13.86

Balance as of April 30, 2005	700,836	$17.55

Granted	—	—
Terminated	(11,901)	$20.18
Exercised	(12,209)	$11.83

Balance as of April 29, 2006	676,726	$17.61

Granted	125,000	$8.03
Terminated	(71,700)	$13.81
Exercised	—	—

Balance as of April 28, 2007	730,026	$16.29

Exercisable as of April 28, 2007	561,446	$16.95

During the second quarter of fiscal 2007, the Company terminated the 25,000 shares granted during the first quarter of fiscal 2007, which related to the departure of a key Company executive.

The following relates to the Company’s outstanding and exercisable stock options as of April 28, 2007:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life
$ 8.33 - $12.99	237,059	$10.27	84 months	137,059	$11.69	63 months
$13.00 - $16.99	263,601	$16.33	64 months	263,601	$16.33	64 months
$17.00 - $22.95	229,366	$22.47	86 months	160,786	$22.47	86 months

Total	730,026			561,446

The weighted average grant date fair values of stock options vested during fiscal years 2007, 2006 and 2005 were $7.52, $6.59 and $6.26, respectively.

As of April 28, 2007, unrecognized compensation cost related to non-vested stock options totaled $0.3 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Performance Shares

The Company grants performance shares to certain employees as authorized within its stock plans. The performance shares expected to be used are based upon achieving “free cash flow” objectives, as defined, and vest over a three-year period. Expense recorded for performance shares is recognized over the vesting period and is based upon the probability of meeting the Company’s performance target, and is adjusted periodically, as required.

In fiscal years 2007, 2006 and 2005, the Company granted 207,720, 160,400 and 228,000 performance shares, net of forfeitures in the year of grant, of its common stock, respectively, under the plans. The performance shares issued in fiscal years 2007, 2006 and 2005 will be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009, May 3, 2008 and April 28, 2007, respectively.

Information related to performance shares for fiscal years ended April 30, 2005, April 29, 2006 and April 28, 2007 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of May 1, 2004	773,325	$13.64	899,175

Granted	274,600	$22.47	411,600
Terminated	(93,550)	$17.94	(140,325)
Adjustment of estimate	97,575	$17.49	—
Distribution (a)	(259,350)	$12.30	(259,350)

Balance as of April 30, 2005	792,600	$16.88	911,100

Granted	167,200	$16.61	250,800
Terminated	(20,900)	$19.21	(31,350)
Adjustment of estimate	(2,550)	$16.93	—
Distribution (b)	(234,300)	$11.16	(234,300)

Balance as of April 29, 2006	702,050	$18.66	896,250

Granted	247,820	$7.08	371,730
Terminated	(102,300)	$14.84	(153,450)
Adjustment of estimate	—	—	—
Distribution (c)	(313,650)	$16.93	(313,650)

Balance as of April 28, 2007	533,920	$15.03	800,880

(a)	Performance shares granted in fiscal 2002, which vested on May 1, 2004.
(b)	Performance shares granted in fiscal 2003, which vested on April 30, 2005.
(c)	Performance shares granted in fiscal 2004, which vested on April 29, 2006.

During the second quarter of fiscal 2007, the Company terminated 21,500 shares granted during the first quarter of fiscal 2007, related to the departure of a key Company executive.

As of April 28, 2007, unrecognized compensation cost related to non-vested performance shares totaled $1.6 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The weighted average estimated fair values of performance share awards granted during fiscal years 2007, 2006 and 2005 were $7.08, $16.61 and $22.47, respectively.

Performance Units

Beginning in fiscal 2006, the Company granted performance units to certain employees as authorized within its stock plans. The performance units are payable in cash based upon achieving “free cash flow” objectives as defined and measured against pre-determined benchmarks. As of April 28, 2007 and April 29, 2006, approximately $1.4 million and $0.6 million, respectively, were recorded as non-current liabilities in the Company’s Consolidated Balance Sheets. Performance units vest over a three-year period and compensation expense associated with these performance units is adjusted to market value at each reporting date over the vesting period.

In fiscal 2007, the Company granted 259,320 performance units, net of forfeitures in the year of grant, under the plans. The performance units issued in fiscal year 2007 will be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009.

Information related to performance units for the fiscal year ended April 29, 2006 and April 28, 2007 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 30, 2005	—	$—	—

Granted	236,600	$16.61	354,900
Terminated	(10,400)	$16.61	(15,600)

Balance as of April 29, 2006	226,200	$16.61	339,300

Granted	307,020	$7.03	460,530
Terminated	(83,400)	$11.02	(125,100)

Balance as of April 28, 2007	449,820	$11.11	674,730

During the second quarter of fiscal 2007, the Company terminated 21,500 shares granted during the first quarter of fiscal 2007, related to the departure of a key Company executive.

As of April 28, 2007, unrecognized compensation cost related to performance units totaled $1.5 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

The weighted average estimated fair values of performance unit awards granted during fiscal years 2007 and 2006 were $7.03 and $16.61, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted Stock

The Company grants restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

Restricted stock issued for the fiscal years ended April 29, 2006 and April 28, 2007 is as follows:

	Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value
Balance as of April 29, 2006	65,637	$17.76

Granted	103,900	$7.78
Terminated	(32,500)	$8.44
Vested	(35,547)	$20.21

Balance as of April 28, 2007	101,490	$9.67

Restricted stock granted during fiscal 2007, net of forfeitures in the year of grant, was 74,900 shares with a weighted-average grant date fair value of $8.06. As of April 28, 2007, unrecognized compensation cost related to restricted stock totaled $0.4 million. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 ESPP. The ESPP provides employees the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees may elect to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company has reserved 700,000 shares of common stock for issuance under the ESPP. As of April 28, 2007, the Company had $52,000 of employee withholdings, included in “Accrued and other liabilities” in the Consolidated Balance Sheets, to be used to purchase Company stock. Through April 28, 2007, 103,271 shares have been issued to employees under the ESPP since its inception.

11. Commitments and Contingencies

Lease Commitments

The Company, in the normal course of business, enters into non-cancelable operating leases primarily related to buildings and other equipment that expire in various years. Future minimum payments related to these operating leases and commitments are as follows (in thousands of dollars):

Fiscal Years	Amounts
2008	$8,338
2009	8,996
2010	8,263
2011	5,521
2012	4,229
Thereafter	14,738

Total	$50,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Rental expense from continuing operations from operating leases was $9,206,000, $7,677,000 and $8,856,000 in fiscal years 2007, 2006 and 2005, respectively.

Contingencies

The Company has the following contingent liabilities related to its acquisition of Crave Entertainment Group during fiscal 2006: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006, and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. In the third quarter of fiscal 2007, one of the three previously mentioned Crave employees departed, thereby reducing the $2,000,000 contingent liability to $1,500,000. The Company is accruing this liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. An adjustment in the third quarter of this year, in the amount of $260,000, was recorded to reflect the reduction in this contingent liability. No earn out payments were achieved by Crave for calendar years 2005 and 2006, and the Company does not expect any earn out payments to be achieved by Crave for calendar 2007.

During fiscal 2006, the Company recorded investment income of approximately $4,300,000 related to a gain on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company anticipates receiving additional proceeds of $957,000 during the first quarter of fiscal 2008 and may receive an additional $400,000 through September 2009, subject to general and tax indemnification claims.

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

During fiscal 2007, the Company hired a certain executive officer and granted the executive officer 100,000 stock options, with an option price determined by the Handleman stock price at the close of business on the executive’s first day of work, that vest in equal amounts over the next three years and 20,000 shares of restricted stock vesting in equal amounts over the next two years. Handleman also guaranteed this executive minimum bonuses of $300,000 and $150,000 for fiscal years 2007 and 2008, respectively, and entitlement to receive a cash bonus based on the closing price of 100,000 shares of Handleman stock on the executive’s second anniversary with the Company and a cash bonus based on the closing price of 50,000 shares of Handleman stock on the executive’s third anniversary with the Company.

The Company had approximately $3,361,000 in letters of credit associated with the requirement to fund certain expenditures related to workers compensation benefits as of April 28, 2007.

The Company has tax indemnification agreements with Anchor Bay Entertainment and Madacy Entertainment as a result of the sale of those business units in fiscal 2004 and fiscal 2003, respectively. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Litigation

The Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the business and the ultimate outcome of which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

12. Segment Information

The Company has determined, using the management approach that it operates in two business segments: category management and distribution operations, which primarily provides music products to select mass merchants; and video game operations, which represents Crave Entertainment Group’s distribution of video game hardware, software and accessories to major retailers. During fiscal 2005, prior to the acquisition of Crave in fiscal 2006, the Company operated in only one operating segment, category management and distribution operations.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.” Segment data includes a charge allocating all corporate costs to the operating segments. The Company evaluates performance of its segments and allocates resources to them based on income before interest and income taxes (“segment income”).

The tables below present information about reported segments for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 (in thousands of dollars):

	Category Management and Distribution Operations	Video Game Operations	Total
Fiscal 2007:
Revenues, external customers	$1,104,794	$219,689	$1,324,483
Depreciation and amortization	17,186	7,171	24,357
Segment loss	(38,187)	(8,783)	(46,970)
Total segment assets	463,626	125,560	589,186
Capital expenditures	26,564	260	26,824

Fiscal 2006:
Revenues, external customers	$1,226,887	$85,517	$1,312,404
Depreciation and amortization	18,149	1,496	19,645
Segment income (loss)	15,031	(834)	14,197
Total segment assets	494,440	111,015	605,455
Capital expenditures	10,074	313	10,387

Fiscal 2005:
Revenues, external customers	$1,260,585	$—	$1,260,585
Depreciation and amortization	17,636	—	17,636
Segment income	49,560	—	49,560
Total segment assets	483,073	—	483,073
Capital expenditures	17,008	—	17,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues from continuing operations, total segment depreciation and amortization to consolidated depreciation and amortization, total segment income to consolidated income from continuing operations before income taxes, and total segment assets to consolidated assets as of and for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 is as follows (in thousands of dollars):

	2007	2006	2005
Revenues
Total segment revenues	$1,324,483	$1,312,404	$1,260,585
Corporate revenues	—	—	—

Consolidated revenues from continuing operations	$1,324,483	$1,312,404	$1,260,585

Depreciation and Amortization
Total segment	$24,357	$19,645	$17,636
Corporate	—	—	—

Consolidated	$24,357	$19,645	$17,636

Income Before Income Taxes
Total segment income for reportable segments	$(46,970)	$14,197	$49,560
Interest expense	(7,984)	(4,808)	(555)
Investment income	2,040	6,736	3,012
Unallocated corporate income	1,288	1,250	1,279

Consolidated (loss) income from continuing operations before income taxes	$(51,626)	$17,375	$53,296

Assets
Total segment assets	$589,186	$605,455
Elimination of intercompany receivables and payables	(42,735)	(30,424)

Consolidated assets	$546,451	$575,031

Revenues from continuing operations and long-lived assets information by geographic area, which is based upon the country in which the legal subsidiary is domiciled, as of and for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 are as follows (in thousands of dollars):

	Revenues From Continuing Operations
	2007	2006	2005
United States	$869,654	$848,652	$827,413
United Kingdom	322,633	318,173	294,393
Canada	132,120	145,473	138,198
Other foreign	76	106	581

	$1,324,483	$1,312,404	$1,260,585

	Long-Lived Assets
	2007	2006
United States	$130,140	$153,403
United Kingdom	24,070	3,639
Canada	3,477	4,166
Other foreign	—	—

	$157,687	$161,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13. Income Taxes

The domestic and foreign components of income (loss) from continuing operations before income taxes for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 are as follows (in thousands of dollars):

	2007	2006	2005
Domestic	$(27,277)	$8,459	$30,411
Foreign	(24,349)	8,916	22,885

Income (loss) from continuing operations before income taxes	$(51,626)	$17,375	$53,296

Provisions for income taxes related to income (loss) from continuing operations for the years ended April 28, 2007, April 29, 2006 and April 30, 2005 consist of the following (in thousands of dollars):

	2007	2006	2005
Currently payable:
Federal	$(5,908)	$3,942	$7,777
Foreign	883	2,702	4,582
State and other	(451)	(1,477)	1,045

	(5,476)	5,167	13,404
Deferred, net:
Federal	1,736	(3,714)	908
Foreign	6,064	108	3,476
State and other	(522)	996	625

	7,278	(2,610)	5,009

	$1,802	$2,557	$18,413

The following table provides a reconciliation of the Company’s resulting income tax from the federal statutory income tax (in thousands of dollars):

	2007	2006	2005
Federal statutory income tax	$(18,069)	$6,081	$18,661
State and local income taxes	(2,088)	(312)	1,095
Effect of foreign operations	3,420	509	(688)
Effect of domestic subsidiary not consolidated for tax purposes	—	(1,005)	—
Net increase (decrease) in valuation allowance	16,493	(2,261)	—
Repatriation of foreign earnings	1,350	—	—
Adjustment to prior year’s accruals	—	—	(1,207)
Research and development credit	(600)	—	—
Stock-based compensation	1,369	—	—
Other	(73)	(455)	552

Resulting income tax	$1,802	$2,557	$18,413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Items that gave rise to significant portions of the deferred tax accounts at April 28, 2007 and April 29, 2006 are as follows (in thousands of dollars):

	April 28, 2007		April 29, 2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Allowances	$3,504	$4,878	$4,889	$6,138
Carryover losses	9,989	—	7,874	—
Employee benefits – current	1,107	887	2,519	979
Employee benefits – non current	2,614	742	2,981	332
Property and equipment	70	5,529	178	8,735
Inventory	1,083	—	697	347
Foreign royalties and interest	3,487	—	—	—
Tax credit carryforwards	3,851	—	—	—
Capital loss carryforwards	332	—	485	—
Intangible property	1,710	—	749	—
Subsidiary investments	—	1,350	—	—
Other	47	412	503	532

	27,794	13,798	20,875	17,063
Valuation allowance	(18,209)	—	(1,716)	—

Net	$9,585	$13,798	$19,159	$17,063

Current	$3,249	$5,996	$8,175	$7,978
Non-current	6,336	7,802	10,984	9,085

Net	$9,585	$13,798	$19,159	$17,063

The Company has foreign net operating loss carryforwards of $25,000,000 and other deferred tax assets of $12,000,000 in the UK. The foreign net operating losses in the UK do not expire and can be carried forward indefinitely. The Company has state net operating loss carryforwards of $64,000,000 and these net operating losses expire between 2009 and 2022. Additionally, the Company has capital loss carryforwards of $1,000,000 that will expire in 2010. The Company has recorded full valuation allowances against all of these losses and deferred tax assets since it is more likely than not that the assets will not be realized or will expire prior to utilization.

The Company has foreign tax credit carryforwards of $3,800,000, which expire between 2011 and 2015. During fiscal 2007, the Company recorded a full valuation allowance against the foreign tax credits.

Total income taxes paid in fiscal years 2007, 2006 and 2005 were approximately $3,500,000, $5,900,000 and $14,600,000, respectively.

The Company has accrued $1,350,000 for withholding of foreign taxes on approximately $27,000,000 of accumulated undistributed earnings of its foreign subsidiaries that are no longer considered by management to be permanently invested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14. Quarterly Financial Summary (unaudited)

(in thousands of dollars except per share data)

		For the Three Months Ended
Fiscal Year 2007		July 29, 2006	October 28, 2006	January 31, 2007	April 28, 2007
Revenues		$240,406	$330,509	$485,025	$268,543
Gross profit		35,592	51,759	72,455	42,123
(Loss) income before income taxes		(22,399)	(8,173)	6,071	(27,125)
Net (loss) income *		(5,943)	(14,237)	4,229	(37,477)

(Loss) income per share:
Net (loss) income	— basic	(0.30)	(0.70)	0.21	(1.85)
Net (loss) income	— diluted	(0.30)	(0.70)	0.21	(1.85)

		For the Three Months Ended
Fiscal Year 2006		July 30, 2005	October 29, 2005	January 31, 2006	April 29, 2006
Revenues		$240,402	$302,246	$485,021	$284,735
Gross profit		40,680	53,965	81,378	49,453
(Loss) income from continuing operations before income taxes *		(5,712)	10,326	21,145	(8,384)
(Loss) income from continuing operations		(3,648)	10,136	13,976	(5,646)
Loss from discontinued operations		—	(362)	—	(888)
Net (loss) income		(3,648)	9,774	13,976	(6,534)

(Loss) income per share:
Continuing operations	— basic	(0.17)	0.48	0.69	(0.28)
Continuing operations	— diluted	(0.17)	0.48	0.68	(0.28)
Discontinued operations	— basic	—	(0.02)	—	(0.04)
Discontinued operations	— diluted	—	(0.02)	—	(0.04)
Net (loss) income	— basic	(0.17)	0.46	0.69	(0.32)
Net (loss) income	— diluted	(0.17)	0.46	0.68	(0.32)

*	During the fourth quarter of fiscal 2007, the Company recorded an increase in income tax expense of $665 related to unpaid interest expense in the UK, which should have been treated as a permanent difference for tax purposes as opposed to its historical treatment as a temporary difference.
**	During the fourth quarter of fiscal 2006, the Company recorded a reduction in revenues of $1,071 related to cancelled invoices issued to customers in prior periods. During the fourth quarter of fiscal 2006, the Company also recorded an increase in revenues of $626 related to a reversal of duplicate credit memos issued to a certain customer during a prior period of fiscal 2006 for product returns to Handleman Company.

15. Subsequent Events

Credit Agreements

On April 30, 2007, Handleman Company and certain of its subsidiaries entered into two credit agreements that constitute a $250,000,000 multi-tranche credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

GE Capital Credit Agreement

Handleman Company and certain subsidiaries of Handleman Company, General Electric Corporation, as Administrative Agent, Agent and Lender; and GE Capital Markets, Inc. as Lead Arranger entered into a Credit Agreement dated April 30, 2007 (“GE Capital Credit Agreement”). Pursuant to this new five-year credit agreement, Handleman may borrow up to $110,000,000 in the aggregate for the purpose of refinancing certain indebtedness of Handleman and its subsidiaries and to provide (a) working capital financing for Handleman and its subsidiaries, (b) funds to repay certain existing indebtedness of Handleman and its subsidiaries, (c) funds for general corporate purposes of Handleman and its subsidiaries, and (d) funds for other purposes permitted by the GE Capital Agreement. Pursuant to the GE Capital Credit Agreement, Handleman has granted to General Electric Capital Corporation, as agent, a security interest in and lien upon all of the Company’s existing and after-acquired personal and real property.

The material terms of the GE Capital Credit Agreement are as follows:

Amount	$110,000,000

Maturity	5 years

Interest Rate	Libor plus range of 150 to 200 basis points or prime rate plus 0 to 50 basis points based on the performance grid as stated in the GE Capital Credit Agreement

Unused Fee	.50%

Collateral	First priority security interest in all accounts receivable and inventory Second priority interest in all Term Priority Collateral

Covenant	Restrictions on distributions and dividends, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales as stated in the GE Capital Credit Agreement

Silver Point Finance Credit and Guaranty Agreement

Handleman Company and certain Handleman subsidiaries, as Guarantors, certain lenders, Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, in such capacity as Administrative Agent, as Collateral agent and as co-lead arranger entered into a Credit and Guaranty Agreement dated April 30, 2007. Pursuant to this new five-year agreement, Handleman may borrow up to $140,000,000 comprised of (a) $50,000,000 aggregate principal amount of Tranche A Term Loan (“Term Loan A”), (b) $40,000,000 aggregate principal amount of Tranche B Term Loan (“Term Loan B”), and (c) up to $50,000,000 aggregate principal amount of Revolving Commitments (“Revolving Facility”), the proceeds of which shall be used to (i) repay the existing indebtedness and the existing Intercompany Note, (ii) finance the working capital needs and general corporate purposes of Handleman and its subsidiaries, and (iii) pay fees and expenses associated with the loan transaction and refinancing. Handleman is securing the obligations by granting Silver Point, as the collateral agent, liens against substantially all of its assets, and where Handleman and certain of its subsidiaries guarantee the obligations by granting the liens.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The material terms of the Silver Point Finance Credit and Guaranty Agreement are as follows:

	Revolving Facility	Term Loan A	Term Loan B
Amount	$50,000,000	$50,000,000	$40,000,000

Maturity	5 years	5 years	5 years

Interest Rate	Libor plus 400 basis points or prime rate plus 300 basis points	Libor plus 400 basis points or prime rate plus 300 basis points	Libor plus 600 basis points or prime rate plus 500 basis points

Unused Fee	2.00%	—	—

Collateral

Second priority interest in all accounts receivable and inventory that secures the GE Facility on a first priority basis and second priority interest in the Term Priority Collateral

Third priority security interest in all GE Collateral

Second priority interest in all accounts receivable and inventory that secures the GE Facility on a first priority basis and second priority interest in the Term Priority Collateral

Third priority security interest in all GE Collateral

			First priority interest in all tangible and intangible assets (including, without limitation, all owned real estate), except the GE Collateral Third priority security interest in all GE Collateral

Optional Prepayment

Prepayment premium of 2% on or after 24 months but prior to 36 months; 1.0% prepayment premium on or after 36 months but prior to 48 months; 0% prepayment premium on or after 48 months

Covenants to Credit Agreements

Pursuant to the GE Capital Credit Agreement and the Silver Point Finance Credit and Guaranty Agreement, Handleman must maintain a minimum excess availability, which is subject to increase, in order to borrow under these agreements. Also, if Handleman does not maintain other additional availability levels, as stated in these agreements, then the agreements require that Handleman achieve established EBITDA levels on a trailing twelve month basis prior to permitting borrowings under these agreements.

Termination of a Material Definitive Agreement

On April 30, 2007, Handleman Company and the relevant parties terminated the amended and restated credit agreement with LaSalle Bank Midwest National Association, as administrative agent, KeyBank National Association, as co-syndication agent, Comerica Bank, as a co-syndication agent, U.S. Bank N.A., as a co-syndication agent and National City Bank of the Midwest, as documentation agent dated November 22, 2005. The parties terminated this restated credit agreement as a result of Handleman Company repaying all amounts outstanding under such credit agreement and securing alternative financing as discussed above.

ASDA Music Supply Arrangement

On May 24, 2007, the Company announced that its subsidiary, Handleman UK Limited (“Handleman UK”), and United Kingdom retailer ASDA have decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CD’s and, to a limited extent, DVD’s to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Sales to ASDA represented $268.0 million, or 20% of the Company’s consolidated revenues during fiscal 2007. It should be noted that Handleman UK and ASDA will continue their business arrangement related to the distribution and servicing of greeting cards, which began in October 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Handleman UK will continue to provide music category management and distribution services to ASDA through August 2007. A plan is currently being developed to ensure an orderly separation process. Management determined that events leading up to and resulting in this separation represented a “triggering event” during the fourth quarter of fiscal 2007. Accordingly, the Company recorded an inventory markdown in the amount of $9,000,000, representing the Company’s best estimate of the adjustment necessary to mark inventory down to liquidation value. The amount was recorded in the fourth quarter of fiscal 2007 and is included in “Direct product costs” in the Company’s Consolidated Statements of Operations. This estimate is subject to change as the Company continues to develop its plan for inventory liquidation and executes against the plan. Handleman UK will work with the music suppliers and its other customers in the UK, as well as other retailers, to sell off its remaining music inventory. In addition, the Company recorded an impairment charge of $734,000 related to fixed assets, since the carrying value of the asset group associated with the music category management and distribution activities exceeded its fair value. This impairment charge was recorded in the fourth quarter of fiscal 2007 in accordance with SFAS No. 144, and is included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

The Company estimates that additional one-time costs related to the termination of its music supply agreement approximate $4,000,000. In accordance with SFAS No. 146, various shutdown costs associated with this termination will be recorded in fiscal 2008 as incurred. Additionally, the Company has certain statutory obligations to pay severance upon employee terminations. It is likely that the Company will transition certain employees to other UK activities. In accordance with SFAS No. 5, “Accounting for Contingencies,” the payment of severance costs is probable, but is not estimatable at this time, since the Company’s transition plan has not been developed. Therefore, no severance costs have been accrued during fiscal 2007.

Key Employee Retention Plan

On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. Management identified 53 key employees for the KERP based on (i) a high risk of the employee terminating his/her employment relationship with Handleman; (ii) the employee being critical to Handleman’s success; (iii) the employee’s job performance rating of “good” or better; (iv) the difficulty for management to replace the knowledge, skills and abilities the employee provides Handleman; and (v) the impact suffered by Handleman as a result of the employee terminating his/her employment relationship with Handleman exceeding the cost of retaining the employee.

Management determined each employee’s total KERP potential payout by taking a percentage, ranging from 20% to 75%, of the employee’s base salary as of May 22, 2007. The key employees will receive 25% of the total payout if the employee is employed by Handleman up to and on December 15, 2007; and the remaining 75% of the total payout if the employee is employed by Handleman up to and on March 15, 2009. The cost associated with the KERP for full payouts to all key employees would total $3,440,000; this cost will be accrued over the vesting period.

Richmond, Virginia Facility

On May 4, 2007, the Company ceased distribution operations at its Richmond, Virginia automated distribution facility. In accordance with SFAS No. 146, the Company will record associated shut down costs during the first quarter of fiscal 2008. Additionally, the Company recorded related severance costs in the fourth quarter of 2007, the amount of which was immaterial. The Company plans to utilize the Richmond, Virginia fixed assets, including machinery and equipment, in its other U.S. distribution facility.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under “Management’s Report on Internal Control Over Financial Reporting,” the Company has reported a material weakness in the internal control over financial reporting as of April 28, 2007. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness reported below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 28, 2007. The assessment was based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in the Company’s internal control over financial reporting as of April 28, 2007:

The Company did not maintain effective controls over accounting for income taxes. Specifically, the Company’s processes, procedures, resources and controls were not adequate to ensure the accounting for complex and/or non-routine tax matters, as recorded in the tax provision and related deferred tax asset and liability accounts, were accurate, reported in the proper period, and determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to tax expense, tax asset and liability accounts and related financial disclosures of the Company’s fiscal 2007 annual and interim consolidated financial statements. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded this control deficiency constitutes a material weakness.

Because of the material weakness described above, management has concluded that the Company’s internal control over financial reporting was not effective as of April 28, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 28, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), that occurred during the fourth fiscal quarter ended April 28, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10, with the exception of the following, is contained in the Handleman Company definitive Proxy statement for its 2007 Annual Meeting of Shareholders, to be filed on or before August 27, 2007, and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age		Office and Year First Elected or Appointed

Stephen Strome	62	(1)	Chairman of the Board (2001) and Chief Executive Officer (1991)

Robert E. Kirby	50	(2)	President and Chief Operating Officer (2006)

Thomas C. Braum, Jr.	52	(3)	Executive Vice President (2006) and Chief Financial Officer (2001)

Mark J. Albrecht	49	(4)	Senior Vice President Human Resources and Organizational Development (1999)

Ronnie W. Lund	44	(5)	Senior Vice President Product Management & Logistics and Business Development (2005)

Khaled Haram	43	(6)	Senior Vice President, Chief Information Officer (2006)

Donald M. Genotti	49	(7)	Vice President and Corporate Controller (2001)

1.	Stephen Strome was named Chairman of the Board in January 2001. Mr. Strome has served as Chief Executive Officer since May 1991. Prior to his appointment as Chairman, Mr. Strome served as President since March 1990.

2.	Robert E. Kirby has served as President and Chief Operating Officer since joining the Company in October 2006. Prior to joining the Company, Mr. Kirby was President of Personal Products for Johnson & Johnson since 2004 and Vice President, Global Supply Chain since 2002.

3.	Thomas C. Braum, Jr. was named Executive Vice President in October 2006. Mr. Braum has served as Chief Financial Officer since July 2001. Prior to his appointment as Executive Vice President, Mr. Braum served as Senior Vice President since July 2001 and Vice President since February 1992.

4.	Mark J. Albrecht has served as Senior Vice President Human Resources and Organizational Development since joining the Company in May 1999.

5.	Ronnie W. Lund was named Senior Vice President Product Management & Logistics and Business Processes in January 2005. Previously, Mr. Lund served as Group Vice President and Senior Vice President Product Management & Logistics since August 2002 and Vice President Merchandise Planning since May 1999.

6.	Khaled Haram has served as Senior Vice President, Chief Information Officer since joining the Company in April 2006. Prior to joining the Company, Mr. Haram was Chief Executive Officer of Zalia Cosmetics since 2002 and held various positions with Estee Lauder from 1992 through 2002, most recently as Vice President for Global Information Systems.

7.	Donald M. Genotti was named Vice President and Corporate Controller in July 2001. Previously, Mr. Genotti served as Assistant Corporate Controller since March 1997.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics (“Code”) applicable to all directors, officers and employees of the Company including the Company’s principal executive office, principal financial officer, principal accounting officer or persons performing similar functions. As noted earlier in Part I, Item 1, the Code, as well as any changes to or waivers from the Code, are available on the Company’s website, www.handleman.com, and is intended to satisfy the Company’s disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of the Company’s Code.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that Eugene A. Miller, Director, is the Company’s Audit Committee Financial Expert, as defined under the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Miller is independent of Company’s management as defined in the New York Stock Exchange listing standards. Other information regarding the Audit Committee is contained in the Handleman Company definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed on or before August 27, 2007, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed on or before August 27, 2007, and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of April 28, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Handleman Company are authorized for issuance, and are aggregated as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in COLUMN A)
	COLUMN A	COLUMN B	COLUMN C
Equity compensation plans approved by security holders	1,263,946 (1)	$15.76	955,999

Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable

Total	1,263,946 (1)	$15.76	955,999

(1)	Column A includes rights to 207,720, 134,200 and 192,000 performance shares granted, net of forfeitures to date, in fiscal years 2007, 2006 and 2005, respectively, of Handleman Company common stock, which would be distributed to the participants if certain fixed performance criteria are satisfied by May 2, 2009, May 3, 2008 and April 28, 2007, respectively.

Other information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed on or before August 27, 2007, and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is contained the Handleman Company definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed on or before August 27, 2007, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed on or before August 27, 2007, and such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. The following financial statements and supplementary data are filed as a part of this report under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of April 28, 2007 and April 29, 2006

Consolidated Statements of Operations – For the Years Ended April 28, 2007, April 29, 2006 and April 30, 2005

Consolidated Statements of Shareholders’ Equity – For the Years Ended April 28, 2007, April 29, 2006 and April 30, 2005

Consolidated Statements of Cash Flows – For the Years Ended April 28, 2007, April 29, 2006 and April 30, 2005

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

3. Exhibits as required by Item 601 of Regulation S-K.

(a) The following documents are filed as part of this Annual Report on the Form 10-K:

Exhibit Number	EXHIBIT
3(a)	Handleman Company’s Restated Articles of Incorporation dated June 30, 1989 (Exhibit A to Form 10-K for the year ended May 1, 1993).	*

3(b)	Handleman Company Bylaws adopted March 7, 1990, as amended through February 22, 2006 (Form 8-K dated February 22, 2006).	*

10(a)	1992 Performance Incentive Plan (Form S-8 dated March 5, 1993, File No. 33-59100).	*

10(b)	1998 Stock Option and Incentive Plan (Form S-8 dated December 21, 1998, File No. 333-69389).	*

10(c)	2001 Employee Stock Purchase Plan (Form S-8 dated November 1, 2001, File No. 333-72622).	*

10(d)	2001 Stock Option and Incentive Plan (Form S-8 dated November 1, 2001, File No. 333-72624).	*

10(e)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit A to Form 10-K for the fiscal year ended May 1, 2004).	*

10(f)	Amendment to Handleman Company 1998 Stock Option and Incentive Plan (Exhibit B to Form 10-K for the fiscal year ended May 1, 2004).	*

10(g)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2004).	*

10(h)	Amendment to Handleman Company 1998 and 2001 Stock Options and Incentive Plan (Exhibit 10.3 to Form 10-Q for the quarter ended October 30, 2004).	*

10(i)	2004 Stock Plan (Form S-8 dated November 15, 2004, File No. 333-120485).	*

10(j)	Handleman Company Fiscal Year 2005 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(k)	Fiscal Year 2005 Performance Share Awards Plan (Form 8-K dated June 14, 2005).	*

10(l)	Handleman Company’s Fiscal Year 2006 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(m)	Fiscal Year 2006 Performance Awards Plan (Form 8-K dated June 14, 2005).	*

10(n)	Form of the Handleman Company Annual Management Incentive Plan Participant’s Summary (Exhibit 10(n) to Form 10-K for the fiscal year ended April 30, 2005).	*

Exhibit Number	EXHIBIT
10(o)	Form of Performance Share Grant Agreement (Fiscal 2003) (Exhibit 10(o) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(p)	Form of Performance Share Grant Agreement (Fiscal 2005) (Exhibit (10p) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(q)	Performance Share and Performance Unit Grant Agreement (Fiscal 2006) (Exhibit 10(q) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(r)	Handleman Company Restricted Stock Agreement Long Term Performance Incentive Grant (Exhibit 10(r) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(s)	Form of Handleman Company Key Employee Retention Program Agreement.	*	*

10(t)	Summary of Directors’ Compensation (Exhibit 10(s) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(u)	Summary of Salary Continuation Death Benefits for Officers and Directors (Exhibit 10(t) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(v)	Handleman Company Supplemental Executive Retirement Plan (United States) (Exhibit 10(u) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(w)	First Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States) (Exhibit 10(v) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(x)	Second Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States) (Exhibit 10(w) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(y)	Third Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States) (Exhibit 10(x) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(z)	Fourth Amendment to the Handleman Company Supplemental Executive Retirement Plan (United States) (Exhibit 10(y) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(aa)	Handleman Company Defined Contributions Supplemental Executive Retirement Plan (United States).	*	*

10(bb)	Advisory Agreement with David Handleman (Exhibit to Form 10-K for the fiscal year ended April 28, 1990).	*

10(cc)	Change of Control Agreement dated March 17, 1997 between Handleman Company and a certain executive officer (Exhibit A to Form 10-K for the fiscal year ended May 3, 1997).	*

Exhibit Number	EXHIBIT
10(dd)	Change of Control Agreement dated August 8, 2004 between Handleman Company and a certain executive officer (Exhibit D to Form 10-K for the fiscal year ended May 1, 2004).	*

10(ee)	Form of Change of Control/Severance Agreement, generally for grade 14 and higher (Exhibit 10(dd) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(ff)	Form of Change of Control/Severance Agreement for Certain Executive Officers, generally for grade 13.	*	*

10(gg)	Amended and Restated Credit Agreement, dated as of November 22, 2005, among Handleman Company, the Banks named therein and LaSalle Bank Midwest National Association (as Agent) (Exhibit 10.1 to Form 8-K dated November 23, 2005).	*

10(hh)	Second Amendment to Amended and Restated Credit Agreement, dated as of October 21, 2006, among Handleman Company, the Banks named therein and LaSalle Bank Midwest National Association (Exhibit 10.1 to Form 8-K dated November 2, 2006).	*

10(ii)	Third Amendment to Amended and Restated Credit Agreement, dated as of February 26, 2007, among Handleman Company, the Banks named therein and LaSalle Bank Midwest National Association (Exhibit 10.1 to Form 8-K dated March 1, 2007).	*

10(jj)	Uncommitted Facility letter between Handleman UK Limited and certain bank dated November 24, 2003 (Exhibit 10(jj) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(kk)	Change of Control Agreement dated September 6, 2005 between Handleman Company and a certain executive officer (Exhibit 10.1 to Form 10-Q for the quarter ended July 30, 2005).	*

10(ll)	Securities Purchase Agreement among Handleman Company and the Shareholders, Optionholders and Warrantholders of Crave Entertainment Group, Inc. dated October 18, 2005 (Exhibit 10.1 to Form 10-Q for the quarter ended October 29, 2005).	*

10(mm)	Amendment to Securities Purchase Agreement dated November 22, 2005 (Exhibit 10.2 to Form 10-Q for the quarter ended October 29, 2005).	*

10(nn)	$140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated May 1, 2007).	*

10(oo)	Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated May 1, 2007).	*

Exhibit Number	EXHIBIT
14	Handleman Company Code of Business Conduct and Ethics.	*	*

21	Subsidiaries of the Registrant.	*	*

23	Consent of Independent Registered Public Accounting Firm.	*	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

*	Indicates documents are incorporated herein by reference.
**	Indicates documents are filed as part of this Annual Report on Form 10-K.

(b) The following document is furnished as part of this Annual Report on Form 10-K:

Exhibit Number	EXHIBIT
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities Exchange Commission.

Note:	Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED APRIL 30, 2005, APRIL 29, 2006 AND APRIL 28, 2007

(in thousands of dollars)

COLUMN A	COLUMN B	COLUMN C Additions:		COLUMN D	COLUMN E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales Returns	Deductions: Adjustments of, or Charge to, Reserve	Balance at End of Period
Year ended April 30, 2005:
Accounts receivable, allowance for gross profit impact of estimated future returns	$8,508	$(207,495)	$257,249	$49,906	$8,356

Accounts receivable, allowance for doubtful accounts	$2,098	$2,010	$0	$1,655	$2,453

Inventory reserve	$4,636	$1,859	$0	$2,492	$4,003

Income tax valuation allowance	$2,953	$0	$0	$0	$2,953

Year ended April 29, 2006:
Accounts receivable, allowance for gross profit impact of estimated future returns	$8,356	$(249,601)	$302,917	$52,102	$9,570

Accounts receivable, allowance for doubtful accounts	$2,453	$3,415	$0	$1,780	$4,088

Inventory reserve	$4,003	$6,649	$0	$4,265	$6,387

Income tax valuation allowance	$2,953	$1,231	$0	$2,468	$1,716

Year ended April 28, 2007:
Accounts receivable, allowance for gross profit impact of estimated future returns	$9,570	$(262,188)	$310,745	$49,408	$8,719

Accounts receivable, allowance for doubtful accounts	$4,088	$4,438	$0	$4,448	$4,078

Inventory reserve	$6,387	$18,798	$0	$8,425	$16,760

Income tax valuation allowance	$1,716	$16,646	$0	$153	$18,209

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE: June 29, 2007	BY:	/s/ Stephen Strome
Stephen Strome, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ Thomas C. Braum	/s/ Donald M. Genotti
Thomas C. Braum, Jr., Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Donald M. Genotti Vice President, Corporate Controller (Principal Accounting Officer)

June 29, 2007	June 29, 2007
DATE	DATE

/s/ Elizabeth Chappell	/s/ Eugene A. Miller
Elizabeth Chappell, Director	Eugene A. Miller, Director

June 29, 2007	June 29, 2007
DATE	DATE

/s/ P. Daniel Miller	/s/ James B. Nicholson
P. Daniel Miller, Director	James B. Nicholson, Director

June 29, 2007	June 29, 2007
DATE	DATE

/s/ Irvin D. Reid	/s/ Lloyd E. Reuss
Irvin D. Reid, Director	Lloyd E. Reuss, Director

June 29, 2007	June 29, 2007
DATE	DATE

/s/ Ralph J. Szygenda	/s/ Thomas S. Wilson
Ralph J. Szygenda, Director	Thomas S. Wilson, Director

June 29, 2007	June 29, 2007
DATE	DATE