Form 10-Q
period 2007-07-28
HANDLEMAN CO /MI/
filed 2007-08-31
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2007

or

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of August 24, 2007 was 20,458,118.

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED JULY 28, 2007 AND JULY 29, 2006

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended
	July 28, 2007	July 29, 2006
Revenues	$274,184	$240,406
Costs and expenses:
Direct product costs	(232,495)	(204,814)
Selling, general and administrative expenses	(57,519)	(56,216)

Operating loss	(15,830)	(20,624)
Interest expense	(3,284)	(1,781)
Investment income	1,449	6

Loss before income taxes	(17,665)	(22,399)
Income tax (expense) benefit	(51)	16,456

Net loss	$(17,716)	$(5,943)

Loss per share:
Basic	$(0.88)	$(0.30)

Diluted	$(0.88)	$(0.30)

Weighted average number of shares outstanding during the period:
Basic	20,195	20,127

Diluted	20,195	20,127

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JULY 28, 2007 and APRIL 28, 2007

(in thousands of dollars except share data)

	July 28, 2007 (Unaudited)	April 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,610	$18,457
Accounts receivable, less allowances of $13,124 at July 28, 2007 and $12,797 at April 28, 2007	241,506	236,069
Merchandise inventories	119,533	115,535
Other current assets	17,929	17,713

Total current assets	381,578	387,774

Property and equipment:
Land, buildings and improvements	13,885	13,885
Display fixtures	29,292	28,821
Computer hardware and software	66,329	66,111
Equipment, furniture and other	58,202	56,863

	167,708	165,680
Less accumulated depreciation	105,403	100,552

	62,305	65,128

Goodwill, net	36,938	36,938
Intangible assets, net	38,196	36,433
Other assets, net	19,277	20,178

Total assets	$538,294	$546,451

LIABILITIES
Current liabilities:
Debt	$94,200	$106,897
Accounts payable	176,968	159,444
Accrued and other liabilities	32,848	31,163

Total current liabilities	304,016	297,504
Other liabilities	11,345	9,402
Commitments and contingencies (Note 9)	—	—

Total liabilities	315,361	306,906

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,458,000 and 20,291,000 shares issued and outstanding at July 28, 2007 and April 28, 2007, respectively	205	203
Additional paid-in capital	470	—
Accumulated other comprehensive income	19,608	17,414
Retained earnings	202,650	221,928

Total shareholders’ equity	222,933	239,545

Total liabilities and shareholders’ equity	$538,294	$546,451

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED JULY 28, 2007

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 weeks)
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Employee Benefit Related	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
April 28, 2007, previously reported	20,291	$203	$22,654	$(5,240)	$—	$221,928	$239,545
Cumulative effect of adoption of FIN No. 48						(1,562)	(1,562)

April 28, 2007, restated	20,291	203	22,654	(5,240)	—	220,366	237,983
Net loss						(17,716)	(17,716)
Adjustment for foreign currency translation			2,388				2,388
Employee benefit plan related adjustment, net of tax of $(109)				(194)			(194)

Comprehensive loss, net of tax							(15,522)

Stock-based compensation:
Performance shares/units	130	2			364		366
Stock options	—	—			(66)		(66)
Restricted stock and other	37	—			172		172

July 28, 2007	20,458	$205	$25,042	$(5,434)	$470	$202,650	$222,933

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED JULY 28, 2007 and JULY 29, 2006

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 weeks) Ended
	July 28, 2007	July 29, 2006
Cash flows from operating activities:
Net loss	$(17,716)	$(5,943)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation	4,483	4,088
Amortization of definite-lived intangible assets	1,921	2,306
Recoupment of development costs/licensed rights	1,200	624
Unrealized investment (income) loss	(215)	241
Loss on disposal of property and equipment	39	84
Stock-based compensation	352	1,057
Retirement plans curtailment/settlement charges	260	1,064
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,841)	42,885
Increase in merchandise inventories	(3,272)	(18,817)
Decrease (increase) in other operating assets	2,365	(13,821)
Increase in accounts payable	16,158	10,130
Increase (decrease) in other operating liabilities	7,101	(10,057)

Total adjustments	26,551	19,784

Net cash provided from operating activities	8,835	13,841

Cash flows from investing activities:
Additions to property and equipment	(1,215)	(4,280)
Software development costs and licensed rights	(4,799)	(1,923)
Proceeds from disposition of property and equipment	—	8
Cash investment in REPS LLC	—	(1,052)

Net cash used by investing activities	(6,014)	(7,247)

Cash flows from financing activities:
Issuances of debt	836,911	1,265,238
Repayments of debt	(849,620)	(1,277,798)
Financing related fees	(6,834)	—
Checks issued in excess of cash balances	—	6,091
Cash dividends	—	(1,601)
Cash proceeds from stock-based compensation plans	120	76

Net cash used by financing activities	(19,423)	(7,994)

Effect of exchange rate changes on cash	755	97
Net decrease in cash and cash equivalents	(15,847)	(1,303)
Cash and cash equivalents at beginning of period	18,457	10,346

Cash and cash equivalents at end of period	$2,610	$9,043

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 28, 2007, and the results of operations and changes in cash flows for the three months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the three months ended July 28, 2007 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 28, 2007 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 28, 2007, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	New Accounting Pronouncements

SFAS No. 157

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” was issued by the Financial Accounting Standards Board (“FASB”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, this pronouncement does not require any new fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning May 4, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses will be reported in earnings at each reporting date. The cumulative effect of re-measuring such instruments to fair value at adoption is accounted for as an adjustment to the beginning balance of retained earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning May 4, 2008, and is not expected to have a significant impact on the Company’s consolidated financial statements.

FIN No. 48

In June 2006, Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest (that will be classified in the Company’s financial statements as interest expense, consistent with the Company’s current accounting policy) and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN No. 48 as of April 29, 2007, the Company increased its existing income tax valuation allowance by $1,562,000, largely due to foreign and state income tax matters. The increase was recorded as a cumulative effect adjustment to the opening balance of retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of April 29, 2007, the Company had $2,798,000 of unrecognized tax benefits. If recognized, approximately $2,091,000 would be recorded as a component of income tax expense and the additional $707,000 would be recorded as interest and penalties. In the first quarter ended July 28, 2007, the Company increased its unrecognized tax benefits by $728,000 due to the addition of income tax reserves and interest on previously recorded reserves.

With the adoption of FIN No. 48, the Company will continue to include interest expense and penalties related to income tax contingencies in income before income taxes in its Consolidated Statements of Operations.

In many instances, the Company’s uncertain positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of July 28, 2007:

Jurisdiction	Open Tax Year Examination in Progress	Examination not yet Initiated
United States *	2003 – 2005	2006 - 2007
Canada *	2000 – 2005	2006 – 2007
United Kingdom	N/A	2004 - 2007

* Includes federal as well as state or provincial jurisdictions, as applicable.

Based on the outcome of these examinations, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Based on the number of tax years currently under audit by the relevant federal, state and foreign authorities, the Company anticipates that some of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, at this time it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

FSP FIN No. 48-1

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective retroactively to April 28, 2007. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

3.	ASDA Music Supply Arrangement

On May 24, 2007, the Company announced that its subsidiary, Handleman UK Limited (“Handleman UK”), and United Kingdom (“UK”) retailer ASDA have decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and ASDA to reach terms that were mutually beneficial. Sales to ASDA represented $268,000,000 or 20% of the Company’s consolidated revenues during fiscal 2007.

Handleman UK will continue to provide music category management and distribution services to ASDA through August 2007. A plan has been developed to ensure an orderly separation process. Management determined that events leading up to and resulting in this separation represented a “triggering event” during the fourth quarter of fiscal 2007. Accordingly, the Company recorded an inventory markdown in the amount of $9,000,000, representing the Company’s best estimate of the adjustment necessary to mark inventory down to liquidation value. The amount was recorded in the fourth quarter of fiscal 2007 and was included in “Direct product costs” in the Company’s fiscal 2007 Consolidated Statement of Operations. This estimate is subject to change as the Company continues to develop its plan for inventory liquidation and executes against the plan. Handleman UK will work with the music suppliers and its other customers in the UK, as well as other retailers, to sell off its remaining music inventory.

In addition, the Company recorded an impairment charge of $734,000 related to fixed assets, since the carrying value of the asset group associated with the music category management and distribution activities exceeded its fair value. This impairment charge was also recorded in the fourth quarter of fiscal 2007 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and was included in “Selling, general and administrative expenses” in the Company’s fiscal 2007 Consolidated Statements of Operations.

The Company estimates, although it cannot make any assurances, that additional one-time costs related to the termination of its music supply agreement will not exceed $4,000,000. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” shut down costs associated with this termination will be recorded in fiscal 2008 as incurred. In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, “Employers’ Accounting for Post employment Benefits, an amendment of FASB Statements No. 5 and 43,” since there is a mutual understanding between the employee and the company. Accordingly, the Company accrued $155,000 in severance costs in the first quarter of fiscal 2008. This amount was included in “Selling, general and administrative expenses” in the Company’s Statements of Operations.

4.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	July 28, 2007	April 28, 2007
Trade accounts receivable	$254,630	$248,866
Less allowances for:
Gross profit impact of estimated future returns	(8,466)	(8,719)
Doubtful accounts	(4,658)	(4,078)

Accounts receivable, net	$241,506	$236,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5.	Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill and other intangible assets with indefinite lives in the fourth quarter of each fiscal year or as business conditions warrant a review. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method. The Company recorded no goodwill impairment in the first quarter of fiscal 2008.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Company’s Consolidated Balance Sheets as of July 28, 2007 and April 28, 2007 was $36,938,000, which was net of amortization of $1,224,000 at each of these balance sheet dates. The category management and distribution operations reporting segment had goodwill related to the UK and the REPS LLC (“REPS”) reporting units of $3,406,000 (which was net of amortization of $1,224,000) and $6,903,000, respectively, at each of these balance sheet dates, while the video game operations reporting segment had the remaining $26,629,000 of goodwill.

Intangible Assets

Intangible assets relate to the acquisitions of Crave Entertainment Group, Inc. (“Crave”) and REPS and represent all of the intangible assets of the Company. The Company performs annual impairment analyses, or as business conditions warrant a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets. The Company recorded no significant impairment during the first quarter of fiscal 2008.

The video game operations business segment relates to the Company’s subsidiary, Crave Entertainment Group, Inc. Crave, through one of its subsidiary companies, purchases video game software, hardware and accessories from first and third party hardware and software manufacturers that support all Sony, Nintendo and Microsoft video game platforms. As a distributor, Crave occasionally enters into exclusive distribution agreements with certain video game suppliers. Such agreements provide Crave the exclusive right to distribute a specific video game title for a designated period of time. In return for this right, Crave may pay the supplier an up-front advance, a per-unit royalty based on purchases from that supplier or a combination of the two. These exclusive distribution advances are classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheets and are amortized based on unit purchases from these suppliers and charged to “Direct product costs” in the Company’s Consolidated Statements of Operations.

Crave, through a second subsidiary company, publishes video game titles under its Crave Entertainment brand. These titles support Sony, Nintendo and/or Microsoft video game platforms and are distributed by Crave. Accordingly, Crave incurs software development costs, represented by payments made to independent software developers under development agreements. Payments under these development agreements are typically made in installments based on pre-defined milestones of completion. Software development costs are recorded in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which requires that these costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Under this guidance, technological feasibility should be evaluated on a product-by-product basis. Payments prior to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

technological feasibility, or amounts otherwise related to software development which are not capitalized, should be charged immediately to research and development expense. Crave generally engages independent software developers experienced with the current video game platforms developed by the manufacturers. Due to the experience of the software developers and the proven game platform technology, technological feasibility is already proven. For products where proven game engine technology exists, technological feasibility may occur early in the development cycle. Therefore, Crave typically does not incur any research and development costs.

In certain circumstances, Crave also incurs license advances paid to intellectual property right holders for use of their trademarks or copyrights when publishing a video game title.

Capitalized software development costs and license advances are classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheets. Commencing upon product release, these costs and advances are amortized based upon the ratio of current revenues to total projected revenues, generally over a period of 18 months, and charged to “Direct product costs” in the Company’s Consolidated Statements of Operations. The Company performs periodic analyses comparing the carrying value of its software development costs and license advances with the expected sales performance of the specific products for which the costs relate. Significant management judgments and estimates are utilized in the ongoing assessment of the recoverability of capitalized costs and license advances. Based on such analyses, the Company adjusts, when necessary, the value of its software development costs and license advances.

On a monthly basis, management evaluates the balances associated with its exclusive distribution fees, software development costs and license advances to determine if they have been fully expensed based on sales volume. If additional payments are owed by the Company to the suppliers, developers or licensors based on these sales volumes, then payments are accrued as additional royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets. Accrued royalties as of July 28, 2007 and April 28, 2007 totaled $490,000 and $482,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of July 28, 2007 and April 28, 2007 (in thousands of dollars):

	July 28, 2007		April 28, 2007
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademark	$7,900	$2,524	$7,900	$2,182
Customer relationships	28,100	8,748	28,100	7,547
Non-compete agreements	3,970	2,142	3,970	1,849
Software development costs and distribution/license advances	23,584	11,944	18,785	10,744

Total	$63,554	$25,358	$58,755	$22,322

	July 28, 2007		April 28, 2007
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Period
Trademark	$5,376	180 mos.	$5,718	180 mos.
Customer relationships	19,352	227 mos.	20,553	227 mos.
Non-compete agreements	1,828	41 mos.	2,121	41 mos.
Software development costs and distribution/license advances	11,640	15 mos.	8,041	17 mos.

Total	$38,196	137 mos.	$36,433	141 mos.

The Company’s aggregate amortization expense for the first three months of fiscal 2008 and fiscal 2007 totaled $3,036,000 and $2,846,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2008	$14,241
2009	8,561
2010	3,737
2011	2,771
2012	2,083
Thereafter	6,803

Total	$38,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.	Debt

On April 30, 2007, Handleman Company and certain of its subsidiaries entered into two multi-year, secured credit agreements with GE Capital and Silver Point Finance. Company borrowings under the agreements are limited to $40,000,000 plus the collateral value of certain assets less reserves, with a maximum of $250,000,000. On the same day, the Company terminated its amended and restated credit agreements dated November 22, 2005 with its lenders and repaid all amounts outstanding under those agreements. Absent a new multi-year credit facility, the Company would have violated covenants under its previous credit agreement.

On July 28, 2007, the Company had borrowings of $94,200,000 against its new agreements, of which $4,200,000 (borrowed under its revolving facility) and $90,000,000 (borrowed under its term loans). The Company’s borrowings under these credit agreements, which mature in April 2012, contain subjective acceleration clauses, and accordingly, have been classified as a current liability as of July 28, 2007, in accordance with FASB Technical Bulletin 79-3, “Subjective Acceleration Clause in Long-Term Debt Agreements.” The maximum borrowings allowed by the agreements on July 28, 2007 was $128,000,000, based on the collateral value of the Company’s assets. The Company had borrowings of $106,897,000 as of April 28, 2007 under the old debt agreements, which was all classified as current due to the planned termination of that agreement.

The significant terms of the new credit agreements are as follows:

GE Capital Credit Agreement

Handleman Company and certain subsidiaries of Handleman Company, General Electric Corporation, as Administrative Agent, Agent and Lender; and GE Capital Markets, Inc. as Lead Arranger entered into a Credit Agreement dated April 30, 2007 (“GE Capital Credit Agreement”). Pursuant to this new five-year credit agreement, Handleman may borrow up to $110,000,000 in the aggregate for the purpose of providing (a) working capital financing for Handleman and its subsidiaries, (b) funds to repay certain existing indebtedness of Handleman and its subsidiaries, (c) funds for general corporate purposes of Handleman and its subsidiaries, and (d) funds for other purposes permitted by the GE Capital Agreement. Pursuant to the GE Capital Credit Agreement, Handleman has granted to General Electric Capital Corporation, as agent, a security interest in and lien upon all of the Company’s existing and after-acquired personal and real property.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Pursuant to the GE Capital Credit Agreement and the Silver Point Finance Credit and Guaranty Agreement, Handleman must maintain a minimum excess availability, which is subject to increase, in order to borrow under these agreements if the Company does not achieve established EBITDA (earnings before interest, taxes, depreciation and amortization) levels on a trailing twelve-month basis.

Amendment to Credit Agreements

In June 2007, the Company and its lenders entered into a waiver and amendment to the new credit agreements. This waiver and amendment extended the due date and waived the compliance with certain post closing matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Currency Forward Contracts

The Company’s business is primarily denominated in U.S. dollars. Consequently, the Company does not enter into any contracts to hedge this risk.

8.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified defined benefit plans, U.S. and Canadian Supplemental Executive Retirement Plans (“SERPs”), which cover select employees.

During the first quarter of fiscal 2008, the Company paid $495,000 in lump sum payments to certain non-executive active and terminated employees from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $260,000 was recorded in the first quarter of fiscal 2008. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” the Company calculated the settlement losses and re-measured the plan assets and benefit obligations resulting from the lump sum payments to the plan participants. As a result of remeasurement, the Company recorded an increase of $101,000 to the unfunded status of the U.S. SERP in the first quarter of fiscal 2008.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the Company’s U.S. pension plan and U.S. SERP. Accordingly, during the first quarter of fiscal 2007, the Company recorded non-cash curtailment charges of $680,000 and $384,000 related to the Company’s U.S. pension plan and U.S. SERP, respectively. These charges were calculated in accordance with SFAS No. 88, using actuarial assumptions as of July 29, 2006. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Three Months Ended		Three Months Ended
	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006
Service cost	$90	$441	$3	$108
Interest cost	862	853	73	143
Expected return on plan assets	(869)	(1,115)	—	—
Amortization of unrecognized prior service cost, actuarial loss and other	20	154	6	71
Settlement/curtailment loss	—	680	260	384

Net periodic benefit cost	$103	$1,013	$342	$706

For the three months ended July 28, 2007, contributions to the Company’s defined benefit pension plans were $155,000. The Company anticipates contributing an additional $357,000 to the pension plans in the remainder of fiscal 2008, for a total contribution of $512,000. These amounts represent contributions to the Canadian pension plan only. The Company does not expect to contribute to either the U.S. pension plan or Canadian SERP in fiscal 2008.

9.	Contingencies

Contingencies

The Company has the following contingent liabilities related to its acquisition of Crave Entertainment Group during fiscal 2006: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. In the third quarter of fiscal 2007, one of the three previously mentioned Crave employees departed, thereby reducing the $2,000,000 contingent liability to $1,500,000. The Company is accruing this liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. An adjustment in the third quarter of fiscal 2007, in the amount of $260,000, was recorded to reflect the reduction in this contingent liability. No earn out payments were achieved by Crave for calendar years 2005 and 2006, and the Company does not expect any earn out payments to be achieved by Crave for calendar 2007.

During fiscal 2006, the Company recorded investment income of approximately $4,300,000 related to a gain on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company received additional proceeds of $957,000 during the first quarter of fiscal 2008 and may receive an additional $400,000 through September 2009, subject to general and tax indemnification claims.

On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. Management identified 53 key employees for the KERP based on (i) a high risk of the employee terminating his/her employment relationship with Handleman; (ii) the employee being critical to Handleman’s success; (iii) the employee’s job performance rating of “good” or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

better; (iv) the difficulty for management to replace the knowledge, skills and abilities the employee provides Handleman; and (v) the impact suffered by Handleman as a result of the employee terminating his/her employment relationship with Handleman exceeding the cost of retaining the employee. Management determined each employee’s total KERP potential payout by taking a percentage, ranging from 20% to 75%, of the employee’s base salary as of May 22, 2007. The key employees will receive 25% of the total payout if the employee is employed by Handleman up to and on December 15, 2007; and the remaining 75% of the total payout if the employee is employed by Handleman up to and on March 15, 2009. The cost associated with the KERP for full payouts to all key employees would total $3,440,000. The Company is accruing this liability over the vesting periods with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

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

10.	Comprehensive Loss

Comprehensive loss is summarized as follows (in thousands of dollars):

	Three Months Ended
	July 28, 2007	July 29, 2006
Net loss	$(17,716)	$(5,943)
Changes in: Foreign currency translation adjustments	2,388	1,310
Employee benefit related adjustments, net of tax	(194)	59
Interest rate swap, net of tax	—	78

Total comprehensive loss, net of tax	$(15,522)	$(4,496)

The table below summarizes the components of accumulated other comprehensive income (loss) included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	July 28, 2007	April 28, 2007
Foreign currency translation adjustments	$25,042	$22,654
Employee benefit related adjustments	(5,434)	(5,240)

Total accumulated other comprehensive income	$19,608	$17,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.	Segment Information

The Company has determined, using the management approach that it operates in two business segments: category management and distribution operations and video game operations. Within the category management and distribution operations business segment, the Company’s revenues can be categorized as follows: (i) Category Management Revenues – sales to customers who receive the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services include assortment management utilizing the Company’s Channel of Choice intellectual software, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who receive only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements, the customer does not purchase tangible product from Handleman Company. For the first quarter ended July 28, 2007, revenues generated from full category management, greeting cards and fee-for-services represented 73%, 6% and 5% of the Company’s consolidated revenues, respectively.

Within the video game operations business segment, the Company generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is shipped directly to individual stores. For the first quarter of fiscal 2008, revenues generated from the video game operations represented 16% of the Company’s consolidated revenues.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies,” contained in the Company’s Form 10-K for the year ended April 28, 2007. Segment data includes a charge allocating corporate costs to the operating segments, where applicable. The Company evaluates performance of its segments and allocates resources to them based on income before interest expense, investment income and income taxes (“segment income”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments for the three months ended July 28, 2007 and July 29, 2006 (in thousands of dollars):

Three Months Ended July 28, 2007:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues:
Category management – music, video and other revenues	$199,702	$—	$199,702
Greeting cards revenues	15,487	—	15,487
Fee-for-services revenues	14,076	—	14,076
Video game related distribution revenues	—	44,919	44,919

Total revenues, external customers	229,265	44,919	274,184

Depreciation and amortization	2,941	1,475	4,416
Segment loss	(14,338)	(1,821)	(16,159)
Total assets	469,157	112,514	581,671
Capital expenditures	1,214	1	1,215

Three Months Ended July 29, 2006:	Category Management and Distribution Operations	Video Game Operations	Total
Revenues:
Category management – music, video and other revenues	$204,970	$—	$204,970
Fee-for-services revenues	4,638	—	4,638
Video game related distribution revenues	—	30,798	30,798

Total revenues, external customers	209,608	30,798	240,406

Depreciation and amortization	2,596	1,806	4,402
Segment loss	(16,632)	(4,283)	(20,915)
Total assets	486,403	110,119	596,522
Capital expenditures	4,157	123	4,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues, total segment depreciation and amortization to consolidated depreciation and amortization, total segment loss to consolidated loss before income taxes, and total segment assets to consolidated assets as of and for the three months ended July 28, 2007 and July 29, 2006 is as follows (in thousands of dollars):

	July 28, 2007	July 29, 2006
Revenues
Total segment revenues	$274,184	$240,406
Corporate revenues	—	—

Consolidated revenues	$274,184	$240,406

Depreciation and Amortization
Total segment	$4,416	$4,402
Corporate	1,988	1,992

Consolidated	$6,404	$6,394

Loss Before Income Taxes
Total segment loss	$(16,159)	$(20,915)
Interest expense	(3,284)	(1,781)
Investment income	1,449	6
Unallocated corporate income	329	291

Consolidated loss before income taxes	$(17,665)	$(22,399)

Assets
Total segment assets	$581,671	$596,522
Elimination of intercompany receivables and payables	(43,377)	(33,488)

Consolidated assets	$538,294	$563,034

12.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended
	July 28, 2007	July 29, 2006
Weighted average shares during the period – basic	20,195	20,127
Additional shares from assumed exercise of stock-based compensation	—	—

Weighted average shares adjusted for assumed exercise of stock-based compensation – diluted	20,195	20,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13.	Income Taxes

The effective income tax rates for the first quarters of fiscal 2008 and 2007 were (0.3)% and 73.5%, respectively. No income tax benefit was recorded on operating losses incurred during the first quarter of fiscal 2008 due to valuation allowances placed on net operating loss and foreign tax credit carryforwards during the fourth quarter of fiscal 2007. As a result, the Company receives no income tax benefit from operating losses incurred in certain taxing jurisdictions. The income tax expense recorded in the first quarter of this year resulted from income tax withholdings from a foreign taxing jurisdiction. The significantly higher income tax rate in the first quarter of fiscal 2007 was due to the anticipated mix of earnings for fiscal 2007, as forecasted, within the taxing jurisdictions in which the Company operates.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2.	Handleman Company

Handleman Company operates in two business segments: category management and distribution operations, and video game operations. As a category manager and distributor of product, the Company creates value for its customers by leveraging its core competencies of logistics services, field services and intellectual services. The Company predominately provides full category management services for prerecorded music product to leading retail chains in the United States (“U.S.”), United Kingdom (“UK”) and Canada. The video game operations are related to Crave Entertainment Group, Inc. (“Crave”).

The Company’s category management business model is evolving, transitioning from strictly full category management services to offerings which may include any combination of services within its core competencies. This is evidenced by its new business arrangements related to greeting cards, and fee-for-service distribution and field services. For the first quarter ended July 28, 2007, revenues from category management operations represented 84% of the Company’s consolidated revenues.

Within the category management and distribution operations business segment, the Company’s revenues can be categorized as follows: (i) Category Management Revenues – sales to customers who receive the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services include assortment management utilizing the Company’s Channel of Choice intellectual software, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who receive only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company, such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements the customer does not purchase tangible product from Handleman Company. For the first quarter ended July 28, 2007, revenues generated from full category management, greeting cards and fee-for-services represented 73%, 6% and 5% of the Company’s consolidated revenues, respectively.

Within the video game operations business segment, the Company generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is primarily shipped directly to individual stores. For the first quarter of fiscal 2008, revenues generated from the video game operations represented 16% of the Company’s consolidated revenues.

On May 24, 2007, the Company announced that its subsidiary, Handleman UK Limited (“Handleman UK”), and United Kingdom retailer ASDA have decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Handleman UK will continue to provide music category management and distribution services to ASDA through August 2007. A plan has been developed to ensure an orderly separation process. Music and DVD sales to ASDA represented $45.6 million, or 17%, of the Company’s consolidated revenues for the first quarter of fiscal 2008 and $268.0 million, or 20%, of the Company’s consolidated revenues during the fiscal year ended April 28, 2007. After the separation process is completed, the Company expects an improvement in operating income for Handleman UK since the gross margins related to the ASDA music supply arrangement were insufficient to cover direct operating costs. It is also expected that Handleman UK will realize a significant reduction in working capital, primarily inventory and accounts receivable, estimated at $40.0 million to $50.0 million. The cash generated from this reduction will be used primarily to pay down debt. It should be noted that Handleman UK and ASDA will continue their business arrangement related to the distribution and servicing of greeting cards, which began in October 2006. Greeting cards are expected to generate revenues of approximately $68.0 million in fiscal 2008. See Note 3 of Notes to Consolidated Financial Statements for additional information related to the termination of the ASDA music supply arrangement.

Industry Outlook

The overall music industry continues to be impacted by digital distribution, downloading and piracy. The Company believes that this trend has increased significantly during the last few years and believes the trend is likely to continue until the music industry is able to develop a solution that encourages the legal consumption of music. Even with such a solution, physical music product might still face a continued downward trend as recent technological developments have made it easier for consumers to purchase music in a non-physical format. While the Company is still optimistic that there is a continued relevance for physical music product consumption, there has been a trend by mass retailers towards reducing the amount of floor space dedicated to physical music product and pursuing investments in digital modes of music delivery. As a result, another developing trend is the consolidation of the physical music distribution channel. Handleman believes that its systems and intellectual capital will allow it to maintain a material presence in the music distribution market, as well as expand its business into diversified markets. Handleman cannot, however, make any assurances regarding the trends of the music industry or its role in the music distribution channel.

In the United States market, during the Company’s first fiscal quarter, mass merchant music sales, on a unit basis, decreased 15% over the comparable prior year period, while overall music industry sales decreased 11%, on a unit basis, during the same period. Sales of music product are shifting from mass merchants, chain music stores and independent retailers to non-traditional channels that primarily include on-line stores and digital providers. The non-traditional channel experienced a 33% growth in music unit sales in the first quarter of fiscal 2008, compared to the prior year. Similarly, during the Company’s first fiscal quarter, overall music industry sales decreased by 14% and 6% on a unit basis in the UK and Canadian markets, respectively, over the comparable prior year period.

Results of Operations

Consolidated revenues for the first quarter of fiscal 2008, which ended on July 28, 2007, were $274.2 million, compared to $240.4 million for the first quarter of fiscal 2007, which ended July 29, 2006. Revenues in the category management and distribution operations segment increased to $229.3 million in the first quarter of this fiscal year from $209.6 million during the same period last year. This increase was primarily due to the following: (i) incremental revenues over last year of $15.5 million related to the distribution and servicing of greeting cards in the UK; (ii) an increase in fee-for-services revenues of $9.4 million, chiefly due to a new arrangement to distribute and service entertainment product for a key retailer in the UK, which began in the first quarter of fiscal 2008; and (iii) an increase in music category management revenues in the UK of $8.7 million. These increases were partially offset by a decrease of $11.4 million in U.S. revenues from music category management.

Revenues in the video game operations segment were $44.9 million in the quarter ended July 28, 2007, compared to $30.8 million in the quarter ended July 29, 2006. This increase was mainly attributable to higher shipments of video game hardware, driven by the recent release of new platforms in the video game industry.

Consolidated direct product costs as a percentage of revenues was 84.8% for the first quarter ended July 28, 2007, compared to 85.2% for the first quarter ended July 29, 2006. Direct product costs as a percentage of revenues in the category management and distribution operations segment decreased to 83.7% from 83.9% last year. This decrease was mainly related to fee-for-services revenues in the UK during the first quarter, which carry lower direct product costs as a percentage of revenues than the Company’s consolidated direct product costs as a percentage of consolidated revenues. Direct product costs as a percentage of revenues in the video game operations segment decreased by 3.3% to 90.5% during the first quarter ended July 28, 2007 from 93.8% in the first quarter ended July 29, 2006. This change was predominately due to unusually high direct product costs as a percentage of video game revenues in the prior fiscal year quarter, resulting from the increased level of customer promotions for video game software, which carried higher direct product costs as a percentage of revenues. Consolidated direct product costs for the first quarters of fiscal 2008 and 2007 included costs associated with acquiring and preparing inventory for distribution of $3.9 million and $5.0 million, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses were $57.5 million or 21.0% of revenues for the first quarter of fiscal 2008, compared to $56.2 million or 23.4% of revenues for the first quarter of fiscal 2007. SG&A expenses in the category management and distribution operations segment increased to $51.2 million in the first quarter this year from $49.6 million during the same period last year. This change was mainly attributable to increased expenses related to a new fee-for-services arrangement with a retailer in the UK of approximately $4.0 million, as well as increased expenses related to the greeting card business in the UK of approximately of $3.0 million, which substantially began in the latter part of fiscal 2007. These increases were offset, in part, by lower expenses in the U.S. of $8.8 million, mainly due to the following: (i) the Company’s cost cutting initiatives, which contributed approximately $4.7 million to the decrease in U.S. SG&A expenses; (ii) a decrease of $2.7 million in variable expenses, due to lower sales volume in the first quarter of 2008, compared to the first quarter of 2007; and (iii) a decrease in stock-based compensation of $1.3 million, resulting from changes in the market price of the Company’s common stock. These decreases were partially offset by an increase in financing related fees of $0.7 million over the same quarter last year. SG&A expenses in the video game operations segment were $5.3 million in the first quarter of fiscal 2008, compared to $6.2 million during the first quarter of fiscal 2007.

Loss before interest expense, investment income and income taxes (“operating loss”) for the first quarter of fiscal 2008 was $15.8 million, compared to a loss of $20.6 million for the first quarter of fiscal 2007. The favorable change in operating loss was predominately due to higher revenues in the first quarter this year, as well as the decrease in direct product costs as a percentage of revenues, as previously discussed.

Interest expense for the first quarter of fiscal 2008 increased to $3.3 million from $1.8 million for the first quarter of fiscal 2007 as a result of borrowings under the Company’s new credit agreements. These new credit agreements carry higher interest rates than those previously incurred under its previous credit facility, which was terminated on April 29, 2007.

Investment income for the first quarter of fiscal 2008 increased to $1.4 million from $6,000 for the first quarter of fiscal 2007. During the first quarter of 2008, the Company recorded investment income of $1.0 million related to gains on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company has received total proceeds of $5.3 million and anticipates receiving additional proceeds of $0.4 million through September 2009, subject to general tax and indemnification claims.

The effective income tax rates for the first quarters of fiscal 2008 and 2007 were (0.3)% and 73.5%, respectively. No income tax benefit was recorded on operating losses incurred during the first quarter of fiscal 2008 due to valuation allowances placed on net operating loss and foreign tax credit carryforwards during the fourth quarter of fiscal 2007. As a result, the Company receives no income tax benefit from operating losses incurred in certain taxing jurisdictions. The income tax expense recorded in the first quarter of this year resulted from income tax withholdings from a foreign taxing jurisdiction. The significantly higher income tax rate in the first quarter of fiscal 2007 was due to the anticipated mix of earnings for fiscal 2007, as forecasted, within the taxing jurisdictions in which the Company operates.

Overview

For the first quarter of fiscal 2008, the Company had a net loss of $17.7 million or $0.88 per diluted share, compared to a net loss of $5.9 million or $0.30 per diluted share for the first quarter of fiscal 2007. The increase in net loss in the first quarter of this fiscal year compared to the comparable period last year was due to no income tax benefit recorded on operating losses, as previously discussed.

Other

Accounts receivable at July 28, 2007 was $241.5 million, compared to $236.1 million at April 28, 2007. The increase in accounts receivable was predominately due to higher sales volume in the first quarter of fiscal 2008, compared to the fourth quarter of fiscal 2007.

Merchandise inventories at July 28, 2007 was $119.5 million, compared to $115.5 million at April 28, 2007. Merchandise inventories in the Company’s North American category management and distribution operations increased by $11.9 million during the first quarter to support the upcoming holiday season, while merchandise inventories in the UK decreased by $4.4 million, primarily related to the discontinuation of the music supply arrangement with ASDA. Further, merchandise inventories at Crave decreased by $3.5 million during the first quarter, primarily due to the high volume of video game hardware shipments during the period.

Accounts payable was $177.0 million at July 28, 2007, compared to $159.4 million at April 28, 2007. This increase was predominately due to higher inventory purchases in the Company’s North American category management and distribution operations, as previously discussed.

During the first quarter of fiscal 2008, the Company did not repurchase any shares of its common stock. As of July 28, 2007, the Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors. The Company is prohibited from repurchasing its common stock unless certain performance levels are achieved pursuant to the new credit agreements that were entered into on April 30, 2007. At this time, it is uncertain as to when repurchasing of its common stock will resume. See Note 6 of Notes to Consolidated Financial statements for additional information related to these new credit agreements.

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

Liquidity and Capital Resources

On April 30, 2007, the Company secured two new, five-year credit agreements that constitute a $250.0 million multi-tranche credit facility. Absent a new multi-year credit facility, the Company would have violated its debt covenants under its previous credit agreements. Also, on April 30, 2007, Handleman Company terminated the amended and restated credit agreements dated November 22, 2005 with its lenders and repaid all amounts outstanding under those agreements.

The new credit agreements are with Silver Point Finance, LLC ($140.0 million) and General Electric Capital Corporation ($110.0 million). Borrowings under the agreements are limited to the collateral value of the Company’s accounts receivable and inventory less reserves (collateral assets), plus a Silver Point financed $40.0 million Term B loan, which is secured by all tangible and intangible assets excluding inventory and accounts receivable, with a maximum of $250.0 million. A borrowing base certificate, which details the value of collateral assets, is required weekly from the Company.

The borrowing priority under the new credit agreements is as follows:

•	The first $140.0 million of borrowings are under the Silver Point Finance agreement, consisting of a Term Loan A ($50.0 million), Term Loan B ($40.0 million) and revolving facility ($50.0 million).

•

Borrowings in excess of $140.0 million and up to $250.0 million, if supported by the Company’s collateral assets, are under the General Electric Capital Corporation revolving facility ($110.0 million).

The Company may elect to pay interest based on a formula tied to either LIBOR or prime. For Silver Point Finance, the LIBOR interest rate varies between LIBOR plus 400 to 600 basis points. For prime, the interest rate varies between prime plus 300 to 500 basis points. For General Electric Capital Corporation, the LIBOR interest rate varies between LIBOR plus 150 to 200 basis points. For prime, the interest rate varies between prime plus 0 to 50 basis points, based on a performance grid.

The credit agreements have several operating and financial covenants that include restrictions on dividends and share repurchases, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales. In addition, Handleman must maintain a minimum excess availability, which is subject to increase, in order to borrow under these agreements. Also, if Handleman does not maintain other additional availability levels, as stated in these agreements, then the agreements require that the Company achieve established EBITDA (earnings before interest, taxes, depreciation and amortization), levels on a trailing twelve-month basis prior to permitting borrowings under these agreements. Based on covenants within the agreements, the Company does not expect to pay dividends or repurchase stock during its fiscal year 2008. Management believes the new revolving credit agreement dated April 30, 2007, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital. See Note 6 of Notes to Consolidated Financial Statements for additional information related to these two new credit agreements.

The Company had borrowings of $94.2 million and $106.9 million outstanding as of July 28, 2007 and April 28, 2007, respectively, both of which were classified as current liabilities at each of those balance sheet dates.

Net cash provided from operating activities for the three months ended July 28, 2007 was $8.8 million, compared to net cash provided from operating activities of $13.8 million for the same three-month period of last year. This change was primarily due to an unfavorable year-over-year change in accounts receivable balances of $46.7 million and lower net income of $11.8 million, partially offset by favorable year-over-year changes in operating asset and liabilities, inventory and accounts payable balances of $33.3 million, $15.5 million and $6.0 million, respectively. Contributing to the favorable change in accounts payable balances was $5.2 million of checks issued in excess of cash balances at July 28, 2007, which, in the comparable prior year period, was $6.1 million and was classified as a financing activity, since under the Company’s previous loan agreement, bank overdrafts would be payable under that facility. Under its new loan agreement, bank overdrafts will not be honored by the bank if sufficient funds do not exist to cover payment of the overdraft, and therefore, checks issued in excess of cash balances are classified as an operating activity.

Net cash used by investing activities was $6.0 million for the three months ended July 28, 2007, compared to net cash used by investing activities of $7.2 million for the three months ended July 29, 2006. This decrease in cash used by investing activities was mainly a result of decreased spending on property and equipment of $3.1 million and the Company’s cash investment in REPS during the first quarter of fiscal 2007 of $1.1 million, offset in part by increased spending on software development costs and licensed rights of $2.9 million during the first quarter this year over the comparable prior year period.

Net cash used by financing activities was $19.4 million for the three months ended July 28, 2007, compared to net cash used by financing activities of $8.0 million for the comparable three-month period of last year. This increase in cash used by financing activities was chiefly a result of financing related fee disbursements of $6.8 million in the first quarter this year and $6.1 million of checks issued in excess of cash balances at July 29, 2006, which were classified as a financing activity in the prior fiscal year, as previously explained, partially offset by a decline in dividends paid of $1.6 million from the prior year.

The following table summarizes the Company’s contractual cash obligations and commitments as of July 28, 2007, along with their expected effects on its liquidity and cash flows in future periods (in thousands of dollars):

	Contractual Cash Obligations and Commitments
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt obligations	$94,200	$94,200	$—	$—	$—
Interest payable	41,840	6,983	26,064	8,793	—
Operating leases	50,870	7,791	23,672	8,088	11,319
Less: operating sub-leases	(1,722)	(456)	(1,266)	—	—
Purchase obligations	33,231	33,231	—	—	—
Other obligations	79,676	18,341	24,483	15,382	21,470
Postretirement benefits	357	357	—	—	—
Outstanding letters of credit	3,361	3,361	—	—	—

Total contractual cash obligations and commitments	$301,813	$163,808	$72,953	$32,263	$32,789

Operating leases represent non-cancelable operating leases entered into by the Company, primarily related to buildings and other equipment. Purchase obligations are those entered into through the normal course of business, principally related to the purchase of inventory. Other obligations substantially include contractual commitments for information technology related services, and commitments related to capitalized software development costs, licenses and exclusive distribution fees. Postretirement benefits represent amounts the Company expects to contribute to fund its pension and SERP plans.

The Company has approximately $1,589,000 of potential cash obligations related to uncertain tax positions attributable to tax years that remain subject to examination by the relevant tax authorities. Since these audits have not yet been initiated, it is not possible to estimate the impact on cash obligations or the Company’s consolidated financial position or results of operations.

The Company had no significant off-balance sheet arrangements as of July 28, 2007.

* * * * * * * * * *

Information in this press release contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, risks associated with the Company’s responsibilities required under its agreement with Tesco PLC, improving operating performance after the termination of the Company’s music supply agreement with ASDA and generating cash from reducing working capital investment, the ability to secure funding or generate sufficient cash required to build and grow other new businesses, achieving the business integration objectives expected with the Crave Entertainment Group and REPS acquisitions, achievement of cost saving strategies identified or in the process of being implemented, changes in the music and console video game industries, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce inclusive of digital music and console video game distribution, success of new music and video game releases, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the occurrence of catastrophic events or acts of terrorism, certain global and regional economic conditions, and other factors discussed in this press release and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of July 28, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weakness was identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of April 28, 2007:

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

REMEDIATION OF THE MATERIAL WEAKNESS IN INTERNAL CONTROL

OVER FINANCIAL REPORTING

In order to address the material weakness identified as of April 28, 2007, during the first quarter of fiscal 2008, management implemented additional controls and procedures related to complex and/or non-routine tax matters to ensure they are in accordance with generally accepted accounting principles. These additional controls and procedures included:

•	the engagement of an outside party to consult on issues related to all complex and non-routine tax matters; and

•	communication between the Tax Department and the Corporate Controller to review the accuracy of the financial reporting related to complex and non-routine tax matters.

The Company must test the controls for a sufficient period of time before the Company can determine whether it has remediated the material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company made changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the first fiscal quarter ended July 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to numerous risks and uncertainties which could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended April 28, 2007. There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The Company did not repurchase any shares of its common stock during the first quarter 2007. The Company has repurchased 2,044,000 shares or 63% of the shares authorized under the current share repurchase program, as of July 28, 2007. Pursuant to Handleman Company’s new credit agreement as previously discussed and as described in Note 6 of Notes to Consolidated Financial Statements, the Company is prohibited from repurchasing its common stock unless certain performance levels are achieved. At this time, it is uncertain as to when repurchasing of its common stock will resume.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1 – Waiver and First Amendment to Credit Agreement dated June 28, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent.

Exhibit 10.2 – Waiver and First Amendment to Credit Agreement dated June 27, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent.

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

HANDLEMAN COMPANY

DATE: August 31, 2007	BY:	/s/ Stephen Strome
STEPHEN STROME Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: August 31, 2007	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR. Executive Vice President and Chief Financial Officer (Principal Financial Officer)