Form 10-Q
period 2007-10-27
HANDLEMAN CO /MI/
filed 2007-12-06
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2007

or

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

YES ☒NO ☐

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of November 30, 2007 was 20,452,118.

HANDLEMAN COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED OCTOBER 27, 2007 AND OCTOBER 28, 2006

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Revenues	$315,529	$330,509	$589,713	$570,915
Costs and expenses:
Direct product costs	(260,726)	(278,750)	(493,221)	(483,564)
Selling, general and administrative expenses	(63,604)	(58,907)	(121,123)	(115,123)

Operating loss	(8,801)	(7,148)	(24,631)	(27,772)
Interest expense	(3,090)	(1,495)	(6,374)	(3,276)
Investment (loss) income	(3,140)	470	(1,691)	476

Loss before income taxes	(15,031)	(8,173)	(32,696)	(30,572)
Income tax (expense) benefit	(846)	(6,064)	(897)	10,392

Net loss	$(15,877)	$(14,237)	$(33,593)	$(20,180)

Loss per share:
Basic	$(0.78)	$(0.70)	$(1.66)	$(1.00)

Diluted	$(0.78)	$(0.70)	$(1.66)	$(1.00)

Weighted average number of shares outstanding during the period:
Basic	20,359	20,268	20,286	20,197

Diluted	20,359	20,268	20,286	20,197

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 27, 2007 and APRIL 28, 2007

(in thousands of dollars except share data)

	October 27, 2007 (Unaudited)	April 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,973	$18,457
Accounts receivable, less allowances of $14,493 at October 27, 2007 and $12,797 at April 28, 2007	252,078	236,069
Merchandise inventories	151,954	115,535
Other current assets	35,204	17,713

Total current assets	443,209	387,774

Property and equipment:
Land, buildings and improvements	13,885	13,885
Display fixtures	29,960	28,821
Computer hardware and software	65,452	66,111
Equipment, furniture and other	58,905	56,863

	168,202	165,680
Less accumulated depreciation	107,667	100,552

	60,535	65,128

Goodwill, net	36,938	36,938
Intangible assets, net	38,849	36,433
Other assets, net	10,942	20,178

Total assets	$590,473	$546,451

LIABILITIES
Current liabilities:
Debt	$114,440	$106,897
Accounts payable	218,613	159,444
Accrued and other liabilities	39,619	31,163

Total current liabilities	372,672	297,504
Other liabilities	8,937	9,402
Commitments and contingencies (Note 9)	—	—

Total liabilities	381,609	306,906

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,452,000 and 20,291,000 shares issued and outstanding at October 27, 2007 and April 28, 2007, respectively	205	203
Additional paid-in capital	572	—
Accumulated other comprehensive income	21,314	17,414
Retained earnings	186,773	221,928

Total shareholders’ equity	208,864	239,545

Total liabilities and shareholders’ equity	$590,473	$546,451

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED OCTOBER 27, 2007

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 weeks)
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Employee Benefit Related	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
April 28, 2007, previously reported	20,291	$203	$22,654	$(5,240)	$—	$221,928	$239,545
Cumulative effect of adoption of FIN No. 48						(1,562)	(1,562)

April 28, 2007, restated	20,291	203	22,654	(5,240)	—	220,366	237,983
Net loss						(33,593)	(33,593)
Adjustment for foreign currency translation, net of tax of $1,624			4,094				4,094
Employee benefit plan related adjustment, net of tax of $(109)				(194)			(194)

Comprehensive loss, net of tax							(29,693)

Stock-based compensation:
Performance shares/units	130	2			513		515
Stock options					(127)		(127)
Restricted stock and other	31	—			186		186

October 27, 2007	20,452	$205	$26,748	$(5,434)	$572	$186,773	$208,864

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED OCTOBER 27, 2007 and OCTOBER 28, 2006

(UNAUDITED)

(in thousands of dollars)

	Six Months (26 weeks) Ended
	October 27, 2007	October 28, 2006
Cash flows from operating activities:
Net loss	$(33,593)	$(20,180)

Adjustments to reconcile net loss to net cash (used by) provided from operating activities:
Depreciation	8,464	8,095
Amortization of definite-lived intangible assets	3,842	4,612
Recoupment of development costs/licensed rights	3,999	3,021
Impairment of equity investment	3,454	—
Gain on sale of investment	(957)	—
Loss on disposal of property and equipment	886	243
Unrealized investment income	(215)	(26)
Stock-based compensation	454	2,617
Retirement plans curtailment/settlement charges	260	1,064
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,680)	(30,383)
Increase in merchandise inventories	(34,090)	(81,146)
Increase in other operating assets	(9,857)	(6,718)
Increase in accounts payable	55,389	139,571
Increase (decrease) in other operating liabilities	9,840	(5,269)

Total adjustments	28,789	35,681

Net cash (used by) provided from operating activities	(4,804)	15,501

Cash flows from investing activities:
Additions to property and equipment	(3,627)	(10,925)
Software development costs and distribution/license advances	(10,086)	(5,128)
Proceeds from sale of investment	957	—
Proceeds from disposition of property and equipment	11	1
Cash investment in REPS LLC	—	(1,052)
Other equity investments	—	(1,137)

Net cash used by investing activities	(12,745)	(18,241)

Cash flows from financing activities:
Issuances of debt	1,901,751	2,233,688
Repayments of debt	(1,894,220)	(2,224,688)
Financing related fees	(6,834)	—
Checks issued in excess of cash balances	—	3,075
Cash dividends	—	(3,223)
Cash proceeds from stock-based compensation plans	120	76

Net cash provided from financing activities	817	8,928

Effect of exchange rate changes on cash	2,248	341
Net (decrease) increase in cash and cash equivalents	(14,484)	6,529
Cash and cash equivalents at beginning of period	18,457	10,346

Cash and cash equivalents at end of period	$3,973	$16,875

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 27, 2007, and the results of operations and changes in cash flows for the six months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the six months ended October 27, 2007 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 28, 2007 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 28, 2007, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

FIN No. 48

In June 2006, Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest (that will be classified in the Company’s financial statements as interest expense, consistent with the Company’s current accounting policy) and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN No. 48 as of April 29, 2007, the Company increased its existing income tax reserves by $1,562,000, largely due to foreign and state income tax matters. The increase was recorded as a cumulative effect adjustment to the opening balance of retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of October 27, 2007, the Company had $4,245,000 of unrecognized tax benefits. If recognized, approximately $3,479,000 would be recorded as a component of income tax expense and the additional $766,000 would be recorded as interest and penalties. In the first and second quarters of fiscal 2008, the Company increased its unrecognized tax benefits by $728,000 and $639,000, respectively, due to the addition of income tax reserves and interest on previously recorded reserves. The increase in unrecognized tax benefits during the second quarter of fiscal 2008 mainly resulted from the reevaluation of facts and circumstances related to a tax uncertainty identified during the adoption of FIN No. 48 in the first quarter of this fiscal year. Upon reevaluation, management determined that a reserve amount was appropriate on this tax uncertainty and accordingly, additional income tax expense of $0.8 million was recorded in the second quarter of fiscal 2008. Management also determined that this amount did not materially impact the financial results for either the first quarter, second quarter or six-month period of this fiscal year.

With the adoption of FIN No. 48, the Company will continue to include interest expense and penalties related to income tax contingencies in income before income taxes in its Consolidated Statements of Operations.

In many instances, the Company’s uncertain positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of October 27, 2007:

Jurisdiction	Open Tax Year Examination in Progress	Examination not yet Initiated
United States *	2003 – 2005	2006 – 2007
Canada *	2000 – 2005	2006 – 2007
United Kingdom	N/A	2004 – 2007

* Includes federal as well as state or provincial jurisdictions, as applicable.

Based on the outcome of these examinations, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses and credit carryforwards) in future periods. Based on the number of tax years currently under audit by the relevant federal, state and foreign authorities, the Company anticipates that some of these audits may be finalized in the foreseeable future.

During the next 12 months, the Company expects to settle the United States Federal Tax Audit, a Canadian Federal Tax Audit and a State Tax Audit. The settlement of these audits should reduce the unrecognized tax benefits by approximately $1,500,000.

FSP FIN No. 48-1

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

tax benefits. FSP FIN No. 48-1 is effective retroactively to April 28, 2007. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

3.	ASDA Music Supply Arrangement

On May 24, 2007, the Company announced that its subsidiary, Handleman UK Limited (“Handleman UK”), and United Kingdom (“UK”) retailer ASDA have decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Music and DVD sales to ASDA represented $56,300,000, or 10%, of the Company’s consolidated revenues for the first six months of fiscal 2008 and $268,000,000, or 20%, of the Company’s consolidated revenues during fiscal 2007. Handleman UK provided music category management and distribution services to ASDA through August 2007.

Management determined that events leading up to and resulting in this separation represented a “triggering event” during the fourth quarter of fiscal 2007. Accordingly, the Company recorded an inventory markdown in the amount of $9,000,000, representing the Company’s best estimate of the adjustment necessary to mark inventory down to liquidation value. The amount was recorded in the fourth quarter of fiscal 2007 and was included in “Direct product costs” in the Company’s fiscal 2007 Consolidated Statements of Operations. The Company still believes this inventory markdown is adequate; however, this estimate is subject to change as the Company continues to liquidate excess inventory. Handleman UK will continue to work with the music suppliers and its other customers in the UK, as well as other retailers, to sell off its remaining music inventory.

In addition, the Company recorded an impairment charge of $734,000 related to fixed assets, because the carrying value of the asset group associated with the music category management and distribution activities exceeded its fair value. This impairment charge was also recorded in the fourth quarter of fiscal 2007 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and was included in “Selling, general and administrative expenses” in the Company’s fiscal 2007 Consolidated Statements of Operations.

The Company estimates, although it cannot make any assurances, that additional one-time costs related to the termination of its music supply agreement will not exceed $4,000,000. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” shut down costs associated with this termination will be recorded in fiscal 2008 as incurred. For the first six months of fiscal 2008, the Company has incurred $1,105,000 in one-time costs related to the discontinuance of the ASDA business. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” because there is a mutual understanding between the employee and the company. Accordingly, the Company accrued severance costs of $155,000 and $68,000 in the first and second quarters of fiscal 2008, respectively. These amounts were included in “Selling, general and administrative expenses” in the Company’s Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of October 27, 2007, the reduction in working capital attributable to the exited ASDA activities was approximately $35,500,000.

4.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	October 27, 2007	April 28, 2007
Trade accounts receivable	$266,571	$248,866
Less allowances for:
Gross profit impact of estimated future returns	(9,130)	(8,719)
Doubtful accounts	(5,363)	(4,078)

Accounts receivable, net	$252,078	$236,069

5.	Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill and other intangible assets with indefinite lives in the fourth quarter of each fiscal year or as business conditions warrant a review. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method. The Company recorded no goodwill impairment during the first six months of fiscal 2008.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Company’s Consolidated Balance Sheets as of October 27, 2007 and April 28, 2007 was $36,938,000, which was net of amortization of $1,224,000 at each of these balance sheet dates. The category management and distribution operations reporting segment had goodwill related to the UK reporting unit of $3,406,000 (which was net of amortization of $1,224,000), at each of these balance sheet dates, while the video game operations and all other reporting segments had the remaining $26,629,000 and $6,903,000, of goodwill, respectively.

Intangible Assets

Intangible assets relate to Crave Entertainment Group, Inc. (“Crave”) and REPS LLC (“REPS”) and represent all of the intangible assets of the Company. The Company performs annual impairment analyses, or as business conditions warrant a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets. The Company recorded no significant impairments during the first six months of fiscal 2008.

The Company, through its video game operations segment, distributes video game software that is internally developed, as well as video game software that is purchased from other developers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Internally Developed Video Game Software

Crave, through one of its subsidiary companies, publishes video game titles under the Crave brand name. These titles support Sony, Nintendo and/or Microsoft video game platforms and are distributed by Crave. As a result, Crave incurs obligations to contracted video game software developers and, in some cases, obligations to intellectual property right holders.

Under its software development agreements, payments are typically based on the achievement of defined milestones, which vary by agreement. Such milestones include payments due at the signing of the agreements, design and/or technical achievements and delivery of completed product; these advances are typically not refundable. These developed games are the property of Crave. Software development costs are recorded in accordance with SFAS No. 86, which requires that these costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Under this guidance, technological feasibility should be evaluated on a product-by-product basis. Payments prior to technological feasibility, or amounts otherwise related to software development that are not capitalized, should be charged immediately to research and development expense. Crave generally engages independent software developers experienced with the current video game platforms developed by the manufacturers. Due to the experience of the software developers and the established game platform technology, technological feasibility is already proven prior to the beginning of, or occurs very early in, the development cycle. Therefore, Crave typically does not incur any research and development costs. The Company did not incur any research and development costs for the six months ended October 27, 2007 and October 28, 2006 because technological feasibility related to the development of video game titles has been established prior to the start of game development.

Software development payments are classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheets. Commencing upon product release, these payments are amortized as royalty expense based upon the ratio of current revenues to total projected revenues, generally over a period of 18 months, and included in “Direct product costs” in the Company’s Consolidated Statements of Operations. The Company performs quarterly analyses, comparing the carrying value of its software development costs with the expected sales performance of the specific products for which the costs relate. Management’s judgments and estimates are utilized in the ongoing assessment of the recoverability of these advances. Based on such analyses, the Company adjusts, when necessary, the value of its software development costs.

Certain software development agreements may require Crave to make additional payments based on pre-defined sales volumes. Subject to these terms, once all advance payments to developers have been expensed, additional payments to developers may be required. These additional payments are accrued as royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets.

Under Crave’s intellectual property licensing agreements, payments are made to licensors in exchange for the rights to utilize intellectual properties owned by the licensors (e.g. popular animated characters, including all designs, themes and story lines) that may be used in the development of video game software. Payments to licensors allow Crave the limited right to use these intellectual properties, and at no time does Crave take ownership of these intellectual properties. Advances under these licensing agreements typically occur at the signing of the agreements and are not refundable. License advance payments are classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheets. Commencing upon product release, these payments are amortized as royalty expense based upon the ratio of current revenues to total projected revenues, generally over a period of 18 months, and included in “Direct product

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

costs” in the Company’s Consolidated Statements of Operations. The Company performs quarterly analyses comparing the carrying value of its license advances with the expected sales performance of the specific products to which the costs relate. Management’s judgments and estimates are utilized in the ongoing assessment of the recoverability of these advances. Based on such analyses, the Company adjusts, when necessary, the value of its license advances. Certain intellectual property licensing agreements may require Crave to make additional payments based on sales volumes. Subject to these terms, once all advance payments to licensors have been expensed, additional payments to licensors may be required. These additional payments are accrued as royalties and are included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheets.

Purchased Video Game Software

Crave also purchases video game software from other software developers that support Sony, Nintendo and Microsoft video game platforms. As a distributor, Crave occasionally enters into exclusive distribution agreements with these video game suppliers. Under these exclusive distribution agreements, Crave has the right to sole distribution of the agreed upon video software games. The agreements vary by supplier, and may obligate Crave to pay minimum distribution fees or purchase a specified number of units over a designated period of time. Payments under these exclusive distribution agreements are usually made at the time the agreements are signed, at the time of manufacturing, or in some instances, at the time of product receipt by Crave. These exclusive distribution advances are classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheets and are amortized as royalty expense based upon sales of product purchased from these suppliers, and included in “Direct product costs” in the Company’s Consolidated Statements of Operations. Under certain of these exclusive distribution agreements, additional payments to these suppliers may be required if pre-defined minimum purchase volumes are exceeded. These additional payments are also classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheets. Management’s judgments and estimates are utilized in the ongoing assessment of the recoverability of these advances.

The Company’s future minimum payment commitments related to all of these agreements, as discussed above, are $11,642,000 as of October 27, 2007. Accrued royalties as of October 27, 2007 and April 28, 2007 totaled $1,099,000 and $482,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of October 27, 2007 and April 28, 2007 (in thousands of dollars):

	October 27, 2007		April 28, 2007
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$7,900	$2,866	$7,900	$2,182
Customer relationships	28,100	9,949	28,100	7,547
Non-compete agreements	3,970	2,435	3,970	1,849
Software development costs and distribution/license advances	28,872	14,743	18,785	10,744

Total	$68,842	$29,993	$58,755	$22,322

	October 27, 2007		April 28, 2007
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Period
Trademarks	$5,034	180 mos.	$5,718	180 mos.
Customer relationships	18,151	227 mos.	20,553	227 mos.
Non-compete agreements	1,535	41 mos.	2,121	41 mos.
Software development costs and distribution/license advances	14,129	14 mos.	8,041	17 mos.

Total	$38,849	122 mos.	$36,433	141 mos.

Royalty expense related specifically to software development costs and licensed rights included in “Recoupment of development costs/licensed rights” in the Company’s Consolidated Statements of Cash Flows is as follows (in thousands of dollars):

	Six Months Ended
Royalty Expense	October 27, 2007	October 28, 2006
Software development costs, including write down to net realizable value of $290 for fiscal year 2008 and $750 for fiscal 2007	$2,372	$2,589
Exclusive distribution rights	1,118	—
Licensed intellectual property rights, including write down to net realizable value of $38 for fiscal year 2008 and $0 for fiscal year 2007	509	432

Total	$3,999	$3,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s aggregate amortization expense related to all intangible assets for the first six months of fiscal 2008 and fiscal 2007 totaled $7,671,000 and $7,463,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2008	$9,318
2009	14,135
2010	3,737
2011	2,771
2012	2,083
Thereafter	6,805

Total	$38,849

6.	Debt

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

On October 27, 2007, the Company had borrowings of $114,440,000 against its new agreements, of which $24,440,000 was borrowed under its revolving facility and $90,000,000 was borrowed under its term loans. The Company’s borrowings under these credit agreements, which mature in April 2012, contain subjective acceleration clauses, and accordingly, have been classified as a current liability as of October 27, 2007, in accordance with FASB Technical Bulletin 79-3, “Subjective Acceleration Clause in Long-Term Debt Agreements.” The maximum borrowings allowed by the agreements on October 27, 2007 was $182,000,000, based on the collateral value of the Company’s assets. The Company had borrowings of $106,897,000 as of April 28, 2007 under the old debt agreements that were all classified as current due to the planned termination of that agreement.

The significant terms of the new credit agreements are as follows:

GE Capital Credit Agreement

Handleman Company and certain subsidiaries of Handleman Company; General Electric Corporation, as Administrative Agent, Agent and Lender; and GE Capital Markets, Inc. as Lead Arranger, entered into a Credit Agreement dated April 30, 2007 (“GE Capital Credit Agreement”). Pursuant to this new five-year credit agreement, Handleman may borrow up to $110,000,000 in the aggregate for the purpose of providing (a) working capital financing for Handleman and its subsidiaries, (b) funds to repay certain existing indebtedness of Handleman and its subsidiaries, (c) funds for general corporate purposes of Handleman and its subsidiaries, and (d) funds for other purposes permitted by the GE Capital Credit Agreement. Pursuant to the GE Capital Credit Agreement, Handleman has granted to General Electric Capital Corporation, as agent, a security interest in and lien upon all of the Company’s existing and after-acquired personal and real property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Silver Point Finance Credit and Guaranty Agreement

Handleman Company and certain Handleman subsidiaries, as Guarantors; certain lenders; Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, in such capacity as Administrative Agent, as Collateral agent and as co-lead arranger entered into a Credit and Guaranty Agreement dated April 30, 2007 (“Silver Point Finance and Guaranty Agreement”). Pursuant to this new five-year agreement, Handleman may borrow up to $140,000,000 comprised of (a) $50,000,000 aggregate principal amount of Tranche A Term Loan (“Term Loan A”), (b) $40,000,000 aggregate principal amount of Tranche B Term Loan (“Term Loan B”), and (c) up to $50,000,000 aggregate principal amount of Revolving Commitments (“Revolving Facility”), the proceeds of which shall be used to (i) repay the existing indebtedness and the existing intercompany note, (ii) finance the working capital needs and general corporate purposes of Handleman and its subsidiaries, and (iii) pay fees and expenses associated with the loan transaction and refinancing. Handleman has secured the obligations by granting liens against substantially all of its assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Amendments to Credit Agreements

In June 2007, the Company and its lenders entered into a waiver and amendment to the new credit agreements. This waiver and amendment extended the due date for certain post closing matters.

In September 2007, the Company and its lenders entered into a second amendment to the new credit agreements. This amendment suspended the daily sweep of all U.S. customer receipts to GE Capital until the Company borrows from GE Capital and extended the period that allows the Company’s UK and Canadian cash balance ceiling limits to include outstanding checks.

In November 2007, the Company and its lenders entered into a third amendment to the new credit agreements. This amendment revised the agreements to reflect the merger between two of the Company’s subsidiaries, Handleman Entertainment Resources LLC and Handleman Services Company (thereafter known as Handleman Services Company). In addition, this amendment further extended the period that allows the Company’s UK and Canadian cash balance ceiling limits to include outstanding checks. This amendment also waived two instances when the Company’s Canadian cash balance exceeded authorized limits and waived the delivery of copies of certain provincial and corporate tax returns sent to the lenders no later than 15 days after their filing. These defaults were cured prior to the filing of this Form 10-Q.

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

Currency Forward Contracts

The Company’s business is primarily denominated in U.S. dollars. The Company typically does not enter into any contracts to hedge this risk.

8.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified defined benefit plans, U.S. and Canadian Supplemental Executive Retirement Plans (“SERPs”), which cover select employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the first quarter of fiscal 2008, the Company paid $495,000 in lump sum payments to certain non-executive active and terminated employees from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $260,000 was recorded in the first quarter of fiscal 2008. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” the Company calculated the settlement losses and remeasured the plan assets and benefit obligations resulting from the lump sum payments to the plan participants. As a result of remeasurement, the Company recorded an increase of $101,000 to the unfunded status of the U.S. SERP in the first quarter of fiscal 2008.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the Company’s U.S. pension plan and U.S. SERP. Accordingly, during the first quarter of fiscal 2007, the Company recorded non-cash curtailment charges of $680,000 and $384,000 related to the Company’s U.S. pension plan and U.S. SERP, respectively. These charges were calculated in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” using actuarial assumptions as of July 29, 2006. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Three Months Ended		Three Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Service cost	$116	$455	$6	$126
Interest cost	885	832	74	134
Expected return on plan assets	(893)	(1,090)	—	—
Amortization of unrecognized prior service cost, actuarial loss and other	25	35	9	5

Net periodic benefit cost	$133	$232	$89	$265

	Pension Plans		SERPs
	Six Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Service cost	$206	$896	$9	$234
Interest cost	1,747	1,685	147	277
Expected return on plan assets	(1,762)	(2,205)	—	—
Amortization of unrecognized prior service cost, actuarial loss and other	45	189	15	76
Settlement/curtailment loss	—	680	260	384

Net periodic benefit cost	$236	$1,245	$431	$971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

For the six months ended October 27, 2007, contributions to the Company’s defined benefit pension plans were $278,000. The Company anticipates contributing an additional $255,000 to the pension plans in the remainder of fiscal 2008, for a total contribution of $533,000. These amounts represent contributions to the Canadian pension plan only. The Company does not expect to contribute to either the U.S. pension plan or Canadian SERP in fiscal 2008.

9.	Contingencies

Contingencies

The Company has a contingent liability with a certain state taxing authority related to the filing and payment of franchise taxes. The Company feels it has filed and paid these taxes appropriately and has filed a protest with this taxing authority. The outcome of this matter is unknown. The Company believes its potential exposure is in the range of zero to $2,800,000. However, because no assurance can be given to the resolution of this unresolved issue, as they are neither probable nor estimatable, no accrual has been recorded for this item.

The Company has the following contingent liabilities related to its acquisition of Crave during fiscal 2006: (i) up to $21,000,000 in earn out payments that are payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006 and 2007, as those figures are calculated for each of such years; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remain with that entity through December 31, 2007. In the third quarter of fiscal 2007, one of the three previously mentioned Crave employees departed, thereby reducing the $2,000,000 contingent liability to $1,500,000. The Company is accruing this liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. An adjustment in the third quarter of fiscal 2007, in the amount of $260,000, was recorded to reflect the reduction in this contingent liability. No earn out payments were achieved by Crave for calendar years 2005 and 2006, and the Company does not expect any earn out payments to be achieved by Crave for calendar 2007.

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

On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. Management identified 53 key employees for the KERP based on (i) a high risk of the employee terminating his/her employment relationship with Handleman; (ii) the employee being critical to Handleman’s success; (iii) the employee’s job performance rating of “good” or better; (iv) the difficulty for management to replace the knowledge, skills and abilities the employee provides Handleman; and (v) the impact suffered by Handleman as a result of the employee terminating his/her employment relationship with Handleman exceeding the cost of retaining the employee. Management determined each employee’s total KERP potential payout by taking a percentage, ranging from 20% to 75%, of the employee’s base salary as of May 22, 2007. The key employees will receive 25% of the total payout if the employee is employed by Handleman up to and on December 15, 2007; and the remaining 75% of the total payout if the employee is employed by Handleman up to and on March 15, 2009. As of October 27, 2007, 51 of the 53 employees originally identified remain employed by the Company. The cost associated with the KERP for full payouts to all key employees would total $3,080,000. The Company is accruing this liability over the vesting periods with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On November 28, 2007, Handleman announced that Mr. Albert Koch will serve as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC. AP Services is affiliated with AlixPartners, a financial advisory firm, where Mr. Koch is Vice Chairman, Managing Director and Partner. In addition to an hourly rate and time commitment for services, Handleman has also agreed to pay AP Services a success fee that is equal to 5% of the increase in shareholder market capitalization from the inception of the agreement through the payment due date. The market capitalization on the inception date shall be determined by the number of outstanding shares (20,460,000 shares) multiplied by the average of the closing prices for the five trading days ending on November 28, 2007. The minimum success fee shall be an amount equal to 20% of the AP Services billing for Mr. Koch’s time from the inception of the contract through the payment due date provided that such minimum shall not exceed 20% of the increase in market capitalization.

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

10.	Comprehensive Loss

Comprehensive loss is summarized as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Net loss	$(15,877)	$(14,237)	$(33,593)	$(20,180)
Changes in: Foreign currency translation adjustments	1,706	1,643	4,094	2,953
Employee benefit related adjustments, net of tax	—	—	(194)	—
Minimum pension liability, net of tax	—	—	—	59
Interest rate swap, net of tax	—	(194)	—	(116)

Total comprehensive loss, net of tax	$(14,171)	$(12,788)	$(29,693)	$(17,284)

The table below summarizes the components of accumulated other comprehensive income (loss) included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	October 27, 2007	April 28, 2007
Foreign currency translation adjustments	$26,748	$22,654
Employee benefit related adjustments	(5,434)	(5,240)

Total accumulated other comprehensive income	$21,314	$17,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.	Segment Information

Effective with the second quarter of fiscal 2008, the Company has changed its reportable segments to reflect how the business is managed. A segment is a component of an enterprise that has discrete financial information that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s REPS LLC subsidiary is now being disclosed as a separate reporting segment as it does not meet the quantitative and qualitative criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to allow it to be aggregated with another segment for reporting purposes. Prior period results have been reclassified to conform to the new reporting segment structure.

The reportable segments of the Company are category management and distribution operations, video game operations and all other.

Within the category management and distribution operations business segment, the Company’s revenues can be categorized as follows: (i) Category Management Revenues – sales to customers who receive the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services includes assortment management utilizing the Company’s category management systems and processes, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who receive only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements, the customer does not purchase tangible product from Handleman Company. For the six months ended October 27, 2007, revenues generated from full category management, greeting cards and fee-for-services represented 70%, 6% and 4% of the Company’s consolidated revenues, respectively.

Within the video game operations business segment, the Company generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is shipped directly to individual stores. For the first six months of fiscal 2008, revenues generated from the video game operations represented 19% of the Company’s consolidated revenues.

The all other segment primarily represents the Company’s REPS LLC operating segment. REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. Prior to the second quarter of fiscal 2008, the operating results for REPS were included in the category management and distribution operations reporting segment. For the first six months of fiscal 2008, revenues generated with external customers from the all other segment represented 1% of the Company’s consolidated revenues.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies,” contained in the Company’s Form 10-K for the year ended April 28, 2007. The Company evaluates performance of its segments and allocates resources to them based on income before corporate allocations, interest expense, investment (loss) income and income taxes (“segment income”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments for the three months ended October 27, 2007 and October 28, 2006 (in thousands of dollars):

Three Months Ended October 27, 2007:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Category management – music, video and other revenues	$216,513	$—	$—	$216,513
Greeting cards revenues	17,742	—	—	17,742
Fee-for-services revenues – external customers	12,479	—	3,542	16,021
Fee-for-services revenues – intersegment	—	—	7,280	7,280
Video game related distribution revenues	—	65,253	—	65,253

Total segment revenues	246,734	65,253	10,822	322,809

Depreciation and amortization	1,895	1,455	518	3,868
Segment income (loss)	9,047	1,364	(80)	10,331
Capital expenditures	1,344	24	(1)	1,367

Three Months Ended October 28, 2006:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Category management – music, video and other revenues	$280,110	$—	$—	$280,110
Fee-for-services revenues – external customers	822	—	4,420	5,242
Fee-for-services revenues – intersegment	—	—	6,924	6,924
Video game related distribution revenues	—	45,157	—	45,157

Total segment revenues	280,932	45,157	11,344	337,433

Depreciation and amortization	1,930	1,802	592	4,324
Segment income (loss)	15,815	(2,661)	(592)	12,562
Capital expenditures	5,909	163	36	6,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments for the six months ended October 27, 2007 and October 28, 2006 (in thousands of dollars):

Six Months Ended October 27, 2007:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Category management – music, video and other revenues	$416,215	$—	$—	$416,215
Greeting cards revenues	33,229	—	—	33,229
Fee-for-services revenues – external customers	22,879	—	7,218	30,097
Fee-for services revenues – intersegment	—	—	13,007	13,007
Video game related distribution revenues	—	110,172	—	110,172

Total segment revenues	472,323	110,172	20,225	602,720

Depreciation and amortization	4,322	2,930	1,032	8,284
Segment income (loss)	12,141	307	(765)	11,683
Capital expenditures	2,404	26	51	2,481
Total assets	200,970	149,182	15,985	366,137

Six Months Ended October 28, 2006:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Category management – music, video and other revenues	$485,080	$—	$—	$485,080
Fee-for-services revenues – external customers	1,446	—	8,434	9,880
Fee-for services revenues – intersegment	—	—	14,250	14,250
Video game related distribution revenues	—	75,955	—	75,955

Total segment revenues	486,526	75,955	22,684	585,165

Depreciation and amortization	3,936	3,607	1,182	8,725
Segment income (loss)	17,983	(6,944)	(82)	10,957
Capital expenditures	9,760	286	44	10,090
Total assets	409,484	135,286	19,765	564,535

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues, total segment depreciation and amortization expense to consolidated depreciation and amortization expense, total segment income to consolidated loss before income taxes, total segment capital expenditures to consolidated capital expenditures and total segment assets to consolidated assets as of and for the three and six months ended October 27, 2007 and October 28, 2006 is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Revenues
Total segment revenues	$322,809	$337,433	$602,720	$585,165
Elimination of intersegment revenues	(7,280)	(6,924)	(13,007)	(14,250)

Consolidated revenues	$315,529	$330,509	$589,713	$570,915

Depreciation and Amortization Expense
Total segment depreciation and amortization expense	$3,868	$4,324	$8,284	$8,725
Corporate depreciation and amortization expense	2,034	1,989	4,022	3,982

Consolidated depreciation and amortization expense	$5,902	$6,313	$12,306	$12,707

Loss Before Income Taxes
Total segment income	$10,331	$12,562	$11,683	$10,957
Interest expense	(3,090)	(1,495)	(6,374)	(3,276)
Investment (loss) income	(3,140)	470	(1,691)	476
Corporate expenses	(19,132)	(19,710)	(36,314)	(38,729)

Consolidated loss before income taxes	$(15,031)	$(8,173)	$(32,696)	$(30,572)

Capital Expenditures
Total segment capital expenditures	$1,367	$6,108	$2,481	$10,090
Corporate capital expenditures	1,045	537	1,146	835

Consolidated capital expenditures	$2,412	$6,645	$3,627	$10,925

Assets
Total segment assets			$366,137	$564,535
Corporate assets			302,242	176,358
Elimination of intercompany receivables and payables			(77,906)	(36,755)

Consolidated assets			$590,473	$704,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Weighted average shares during the period – basic	20,359	20,268	20,286	20,197
Additional shares from assumed exercise of stock-based compensation	—	—	—	—

Weighted average shares adjusted for assumed exercise of stock-based compensation – diluted	20,359	20,268	20,286	20,197

13.	Income Taxes

The effective income tax rates for the second quarters of fiscal 2008 and 2007 were (5.6)% and (74.2)%, respectively. The effective income tax rates for the first six months of fiscal 2008 and 2007 were (2.7)% and 34.0%, respectively. No income tax benefit was recorded on operating losses incurred during the second quarter and first six months of fiscal 2008 due to the Company’s uncertainty as to whether these benefits could be realized in the future. As a result, the Company receives no income tax benefit from operating losses incurred in certain taxing jurisdictions and income tax expense related to reserves provided for uncertain tax benefits. The income tax expense recorded in the second quarter and first six months of this fiscal year resulted from income taxes related to foreign taxing jurisdictions and income tax expense related to reserves provided for uncertain tax benefits. The significantly higher income tax rate in the second quarter of fiscal 2007 was due to the anticipated mix of earnings for fiscal 2007, as forecasted, within the taxing jurisdictions in which the Company operates.

14.	Subsequent Event

The Company has a 23.6% equity investment in a start-up venture that offered online music distribution that linked right holders (artists, record labels and media companies) directly with retailers and consumers. Although this investment satisfied the requirements for classification as a variable interest entity (“VIE”) in accordance with the guidance in FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company determined that it was not the primary beneficiary, therefore the operating results of this VIE were not consolidated with those of the Company. As a result, the Company recorded this investment under the equity method of accounting.

On November 30, 2007, the VIE defaulted on its first installment on a loan repayment to the Company in the amount of approximately $768,000. This default, coupled with other events occurring in the second quarter of this year, including the loss of a major customer by the VIE and a request by the VIE for additional cash funding from the Company to finance ongoing operations, were deemed “triggering events,” indicating that the Company’s carrying value of its investment in this VIE may exceed its fair value. Therefore, an impairment test was performed in accordance with the guidance in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” that resulted in an impairment charge in the second quarter of fiscal 2008 in the amount of $3,454,000. This charge was included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

“Investment (loss) income” in the Company’s Consolidated Statements of Operations. Subsequent to this impairment charge, the Company’s remaining investment in the VIE totals $497,000. Further, the loan receivable from the VIE in the amount of $3,167,000 was written off in the second quarter of this year because the Company believed the VIE cannot generate sufficient cash flows from its operations to fund its debt repayments to the Company in consideration of the events occurring in the second quarter of this fiscal year, as described above. This loan receivable write-off was included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2.	Handleman Company

Handleman Company has the following reporting segments: category management and distribution operations, video game operations and all other. As a category manager and distributor of product, the Company creates value for its customers by leveraging its core competencies of logistics services, field services and intellectual services. The Company predominately provides full category management services for prerecorded music product to leading retail chains in the United States (“U.S.”), United Kingdom (“UK”) and Canada. The video game operations are related to Crave Entertainment Group, Inc. (“Crave”). The all other segment primarily represents REPS LLC (“REPS”).

The Company’s category management business model is evolving, transitioning from strictly full category management services to offerings which may include any combination of services within its core competencies. This is evidenced by its new business arrangements related to greeting cards, fee-for-service distribution and field services. For the six months ended October 27, 2007, revenues from category management operations represented 80% of the Company’s consolidated revenues.

Within the category management and distribution operations segment, the Company’s revenues can be categorized as follows: (i) Category Management Revenues – sales to customers who receive the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services include assortment management utilizing the Company’s Channel of Choice intellectual software, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who receive only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company, such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements the customer does not purchase tangible product from Handleman Company. For the six months ended October 27, 2007, revenues generated from full category management, greeting cards and fee-for-services represented 70%, 6% and 4% of the Company’s consolidated revenues, respectively.

Within the video game operations segment, the Company generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is primarily shipped directly to individual stores. For the first six months of fiscal 2008, revenues generated with external customers from the video game operations represented 19% of the Company’s consolidated revenues.

Within the all other segment, the Company predominately generates revenues from the in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. For the first six months of fiscal 2008, revenues generated with external customers from the all other segment represented 1% of the Company’s consolidated revenues.

On May 24, 2007, the Company announced that its subsidiary, Handleman UK Limited (“Handleman UK”), and UK retailer ASDA have decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Handleman UK continued to provide music category management and distribution services to ASDA through August 2007. Music and DVD sales to ASDA represented $56.3 million, or 10%, of the Company’s consolidated revenues for the first six months of fiscal 2008 and $268.0 million, or 20%, of the Company’s consolidated revenues during the fiscal year ended April 28, 2007. The Company expects an improvement in operating income for Handleman UK since the gross margins related to the ASDA music supply arrangement were insufficient to cover direct operating costs. It is also expected that Handleman UK will realize a significant reduction in working capital, primarily inventory and accounts receivable, estimated at $40 million to $50 million. As of October 27, 2007, the Company has realized a reduction in working capital attributable to the ASDA exited activities in the amount of approximately $35.5 million. The cash generated from this reduction was used primarily to fund additional seasonal working capital requirements and support the video games operation. Handleman UK will continue to work with the music suppliers, its other customers in the UK and other outlets to dispose of its remaining inventory. This process is anticipated to be completed by the end of fiscal 2008. It should be noted that Handleman UK expects to continue to distribute and service greeting cards in the ASDA stores. Greeting cards are expected to generate revenues of approximately $68 million in fiscal 2008. See Note 3 of Notes to Consolidated Financial Statements for additional information related to the termination of the ASDA music supply arrangement.

Industry Outlook

The overall music industry continues to be impacted by digital distribution, downloading and piracy. The Company believes that this trend has increased significantly during the last few years and believes the trend is likely to continue until the music industry is able to develop a solution that encourages the legal consumption of music. Even with such a solution, physical music product is likely to face a continued downward trend as recent technological developments have made it easier for consumers to purchase music in a non-physical format. While the Company is still optimistic that there is a continued relevance for physical music product consumption, there has been a trend by mass retailers towards reducing the amount of floor space dedicated to physical music product and pursuing investments in digital modes of music delivery. As a result, another developing trend is the consolidation of the physical music distribution channel. Handleman believes that its systems and intellectual capital will allow it to maintain a material presence in the music distribution market, as well as expand its business into diversified markets. Handleman cannot, however, make any assurances regarding the trends of the music industry or its role in the music distribution channel.

The Company’s revenues have declined in each of its major markets as a result of the deterioration in the music industry and the Company expects this downward trend to continue. The Company is unable to quantify the impact on future earnings and liquidity, although both are expected to be negatively impacted by this downward trend.

To respond to waning music sales, the Company will continue to focus on diversifying its business and on business models leveraging its core competencies of logistic services within its automated distribution centers, in-store field services, and intellectual services represented by the Company’s category management systems and processes. During fiscal year 2007, the Company diversified its business model and expanded into a new product line, the distribution of greeting cards, with ASDA in the UK. Beginning in fiscal year 2008, the Company began operating under a new fee-for-services model with another major retailer in the UK. Under this model, Company revenues are generated from the distribution and in-store servicing of retailer-owned music, video and game product.

During fiscal years 2007 and 2008, the Company implemented cost reduction plans to reduce expenses and streamline operations. The plans included work force reductions; the consolidation of the operations of two U.S. automated distribution facilities into one facility; the reduction of benefit programs including freezing the U.S. pension plan and Supplemental Executive Retirement Plan (“SERP”) and realigning medical plans; initiatives to reduce customer product returns; and various other cost reduction initiatives. On a go forward basis, the Company expects to realize annual company-wide cost savings of approximately $50 million as a result of these initiatives. The Company cannot, however, make any assurances regarding the actual cost savings.

The Company’s earnings and cash flows are dependent on the performance of the music industry and the Company’s success in implementing new business models, entering new product lines and leveraging the Company’s core competencies to allow the Company to become less reliant on the sale of physical music product. Accordingly, the Company is reviewing several opportunities including leveraging the Company’s RFID scanning technology capabilities, which capture and manage product data on an individual item level at a high rate of speed; expanding into product lines with characteristics similar to music, including a large number of SKU’s, unique assortment for each store based on demographics, reverse logistics (the return of product from customers’ retail locations), shipping less than case-pack quantities of shelf-ready product and multiple suppliers; and growing different business models such as direct-to-consumer fulfillment.

The Company believes past performance is not necessarily indicative of future performance as the Company begins to realize the benefits of its cost reduction plans and the expansion into new product lines and business models in the UK during fiscal year 2008. The Company anticipates that revenues will continue to decline on a consolidated basis, while operating results are expected to improve in future periods as a result of the Company’s initiatives and strategies.

Results of Operations

Consolidated revenues for the second quarter of fiscal 2008, which ended on October 27, 2007, were $315.5 million, compared to $330.5 million for the second quarter of fiscal 2007, which ended October 28, 2006. Revenues in the category management and distribution operations segment decreased to $246.7 million in the second quarter of this fiscal year from $280.9 million during the same period last year. This decrease was primarily due to revenues from music and video category management. The discontinuance of the ASDA category management business in the UK resulted in a revenue decline of $43.6 million. The U.S. and Canada continued to experience weaknesses in the music market which resulted in $22.0 million and $3.5 million of revenue decreases, respectively. These declines were offset, in part, by increases in UK music and video category management of $5.0 million related to non-ASDA customers. The distribution and servicing of greeting cards business in the UK had an increase in revenues of $17.7 million. Revenues from the fee-for-services model incrementally increased by $11.5 million, chiefly related to a new arrangement to distribute and service entertainment product for a key retailer in the UK, which began in the first quarter of fiscal 2008.

Revenues in the video game operations segment were $65.3 million in the quarter ended October 27, 2007, compared to $45.2 million in the quarter ended October 28, 2006. This increase was mainly due to (i) an $8.6 million improvement in shipments of hardware bundles that combine a video game console with software titles and/or game accessories, (ii) increased shipments of $6.1 million of value-priced software to support new in-store display programs, and (iii) the success of certain Crave brand published titles of $3.2 million.

Consolidated revenues for the first six months of fiscal 2008 were $589.7 million, compared to $570.9 million for the first six months of 2007. Revenues in the category management and distribution operations segment decreased to $472.3 million for the first six months this year from $486.5 million during the same period last year. Revenues in the video game operations segment were $110.2 million for the first six months of fiscal 2008, compared to $76.0 million for the comparable period last year.

Consolidated direct product costs as a percentage of revenues was 82.6% for the second quarter ended October 27, 2007, compared to 84.3% for the second quarter ended October 28, 2006. This decrease in consolidated direct product costs as a percentage of revenues was substantially driven by decreases in direct product costs as a percentage of revenues in the category management and distribution operations and video game operations segments. Direct product costs as a percentage of revenues in the category management and distribution operations segment decreased to 81.8% from 83.2% last year. This decrease was predominately related to fee-for-services revenues in the UK during the second quarter, which carry lower direct product costs as a percentage of revenues than the Company’s consolidated direct product costs as a percentage of consolidated revenues. Direct product costs as a percentage of revenues in the video game operations segment decreased to 87.2% during the second quarter ended October 27, 2007 from 91.4% in the second quarter ended October 28, 2006. This change was predominately due to lower overall costs associated with the higher revenues from internally developed video game software titles during the second quarter this year compared to the comparable period last year. Consolidated direct product costs for the second quarters of fiscal 2008 and 2007 included costs associated with acquiring and preparing inventory for distribution of $4.2 million and $5.5 million, respectively.

Direct product costs as a percentage of revenues was 83.6% for the first six months of fiscal 2008, compared to 84.7% for the first six months of fiscal 2007. Direct product costs for the first six months of fiscal 2008 and 2007 included costs associated with acquiring and preparing inventory for distribution of $8.1 million and $10.5 million, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses were $63.6 million, or 20.2% of revenues, for the second quarter of fiscal 2008, compared to $58.9 million, or 17.8% of revenues, for the second quarter of fiscal 2007. SG&A expenses in the category management and distribution operations segment increased to $35.9 million in the second quarter of this year from $31.3 million during the same period last year. This change was mainly attributable to increased expenses related to the new fee-for-services arrangement with a retailer in the UK of approximately $3.4 million, as well as increased expenses related to the greeting card business in the UK of approximately of $2.7 million, which substantially began in the latter part of fiscal 2007. In addition, SG&A expenses in the Canadian operation increased by $1.2 million, substantially driven by foreign exchange losses related to intercompany accounts receivable and accounts payable balances. These increases were offset, in part, by lower expenses in the U.S. of $1.7 million mainly due to the Company’s cost cutting initiatives. SG&A expenses in the video game operations segment were $7.0 million in the second quarter of fiscal 2008, compared to $6.5 million during the second quarter of fiscal 2007, while SG&A expenses in the all other segment increased $0.3 million to $1.6 million in the second quarter of this year from $1.3 million in the same period last year. Corporate SG&A expenses decreased to $19.1 million in the quarter ended October 27, 2007 from $19.8 million in the quarter ended October 28, 2006. This decrease was primarily related to decreases in stock-based compensation expense of $1.7 million (resulting from a decrease in the price of the Company’s common stock) and lower outside information technology and third party consulting expenses of $1.2 million and $1.1 million, respectively. These decreases were offset, in part, by the write-off of a loan receivable from an entity in which the Company has a minority interest investment in the amount of $3.2 million.

Consolidated SG&A expenses for the first six months of this year were $121.1 million, or 20.5% of revenues, compared to $115.1 million, or 20.2% of revenues, for the first six months of last year.

Loss before interest expense, investment (loss) income and income taxes (“operating loss”) for the second quarter of fiscal 2008 was $8.8 million, compared to a loss of $7.1 million for the second quarter of fiscal 2007. The unfavorable change in operating loss was predominately due to the loan receivable write-off, described above, partially offset by higher revenues in the second quarter of this year, as well as the decrease in direct product costs as a percentage of revenues, as previously discussed.

Operating loss for the first six months of this year was $24.6 million, compared to a loss of $27.8 million for the first six months of last year.

Interest expense for the second quarter of fiscal 2008 increased to $3.1 million from $1.5 million for the second quarter of fiscal 2007. Interest expense for the first six months of fiscal 2008 was $6.4 million, compared to $3.3 million for the comparable prior year period. This increase was a result of borrowings under the Company’s new credit agreements, which carry higher interest rates than those previously incurred under its previous credit facility, which was terminated on April 29, 2007.

Investment (loss) income for the second quarter of fiscal 2008 decreased to a loss of $3.1 million from income of $0.5 million for the second quarter of fiscal 2007. This decrease was predominately due to an impairment charge related to the Company’s minority interest in an equity investment totaling $3.5 million. Investment (loss) income for the first six months of fiscal 2008 was a loss of $1.7 million, compared to income of $0.5 million for the first six months of fiscal 2007. During the first quarter of 2008, the Company recorded investment income of $1.0 million related to gains on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company has received total proceeds of $5.3 million and anticipates receiving additional proceeds of $0.4 million through September 2009, subject to general tax and indemnification claims.

The effective income tax rates for the second quarters of fiscal 2008 and 2007 were (5.6)% and (74.2)%, respectively. The effective income tax rate for the first six months of fiscal 2008 was (2.7)%, compared to 34.0% for the same period last year. No income tax benefits were recorded on operating losses incurred during the second quarter and first six months of fiscal 2008 due to the Company’s uncertainty as to whether these benefits could be realized in the future. As a result, the Company receives no income tax benefit from operating losses incurred in certain taxing jurisdictions. The income tax expense recorded in the second quarter and first six months of this fiscal year resulted from income taxes related to foreign taxing jurisdictions and income tax expense related to reserves provided for uncertain tax benefits. The significantly higher income tax rate in the second quarter of fiscal 2007 was due to the anticipated mix of earnings for fiscal 2007, as forecasted, within the taxing jurisdictions in which the Company operates.

For the second quarter of fiscal 2008, the Company had a net loss of $15.9 million, or $0.78 per diluted share, compared to a net loss of $14.2 million, or $0.70 per diluted share, for the second quarter of fiscal 2007. The increase in net loss in the second quarter of this fiscal year compared to the comparable period last year was due to no income tax benefit recorded on operating losses, the loan receivable write-off and equity investment impairment charge, as previously described.

The Company had a net loss for the first six months of fiscal 2008 of $33.6 million, or $1.66 per diluted share, compared to a net loss of $20.2 million, or $1.00 per diluted share, for the first six months of fiscal 2007.

Other

Accounts receivable at October 27, 2007 was $252.1 million, compared to $236.1 million at April 28, 2007. This increase was mainly due to the higher revenues in the second quarter of this year, compared to those in the fourth quarter of last year, which is attributable to the seasonal nature of the Company’s business. This increase was partially offset by a $57.7 million decline in the UK accounts receivable balance related to the discontinuance of the ASDA music and video category management business.

Merchandise inventories at October 27, 2007 was $152.0 million, compared to $115.5 million at April 28, 2007. The increase in merchandise inventories was principally due to increased inventory purchases to support the higher sales level anticipated in the third quarter of fiscal 2008 due to the upcoming holiday season. This increase was offset, in part, by a $10.3 million decline in the UK inventory balance due to the discontinuance of the ASDA music and video category management business.

Other current assets at October 27, 2007 was $35.2 million, compared to $17.7 million at April 28, 2007. This change was mainly due to an increase in advances paid by Crave for future inventory purchases.

Other assets, net decreased to $10.9 million at October 27, 2007 from $20.2 million at April 28, 2007. This decrease was mainly the result of the reclassification of assets related to the Company’s SERP to “Other current assets” due to the anticipated settlement payments to occur during the third quarter of this fiscal year.

Accounts payable was $218.6 million at October 27, 2007, compared to $159.4 million at April 28, 2007. This increase was due to higher inventory purchases, as previously discussed. This increase was offset, in part, by a $32.5 million decrease in the UK related to the discontinuance of the ASDA music and video category management business.

Accrued and other liabilities increased to $39.6 million at October 27, 2007 from $31.2 million at April 28, 2007. This increase was primarily due to the reclassification of the SERP liability from “Other liabilities” due to the anticipated settlement payments, as described above.

During the second quarter of fiscal 2008, the Company did not repurchase any shares of its common stock. As of October 27, 2007, the Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors. The credit agreements restrict the Company from repurchasing its common stock unless it achieves certain performance levels. At this time, it is uncertain as to when or if repurchasing of its common stock will resume. See Note 6 of Notes to Consolidated Financial statements for additional information related to these new credit agreements.

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

Liquidity and Capital Resources

On April 30, 2007, the Company secured two, five-year credit agreements that constitute a $250.0 million multi-tranche credit facility. Absent the multi-year credit facility, the Company would have violated its debt covenants under its previous credit agreements. Also, on April 30, 2007, Handleman Company terminated the amended and restated credit agreements dated November 22, 2005 with its lenders and repaid all amounts outstanding under those agreements.

The credit agreements are with Silver Point Finance, LLC ($140.0 million) and General Electric Capital Corporation ($110.0 million). Company borrowings under the agreements are limited to $40.0 million, plus the collateral value of certain assets less reserves, with a maximum of $250.0 million. A borrowing base certificate, which details the value of collateral assets, is required weekly from the Company.

The borrowing priority under the credit agreements is as follows:

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

The credit agreements have several operating and financial covenants that include restrictions on dividends and share repurchases, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales. In addition, Handleman must maintain a minimum excess availability, which is subject to increase, in order to borrow under these agreements. Also, if Handleman does not maintain other additional availability levels, as stated in these agreements, then the agreements require that the Company achieve established EBITDA (earnings before interest, taxes, depreciation and amortization) levels on a trailing twelve-month basis prior to permitting borrowings under these agreements. Based on covenants within the agreements, the Company does not expect to pay dividends or repurchase stock during its fiscal year 2008. Management believes the new revolving credit agreement dated April 30, 2007, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations, including seasonal increases in working capital. See Note 6 of Notes to Consolidated Financial Statements for additional information related to these two new credit agreements.

The Company had borrowings of $114.4 million and $106.9 million outstanding as of October 27, 2007 and April 28, 2007, respectively, both of which were classified as current liabilities at each of these balance sheet dates.

As of October 27, 2007, the Company had excess availability under its credit agreements to borrow an additional $68 million. The Company expects this availability will increase during the holiday season as its collateral assets (accounts receivable and inventory) grow. However, after the holiday season, the Company expects a significant reduction in its collateral assets, as well as a significant increase in its cash position. Forecasted collateral assets and cash balances after the holiday season may require the Company to prepay a portion of its term debt, which may result in the Company incurring a prepayment premium.

Net cash used by operating activities for the six months ended October 27, 2007 was $4.8 million, compared to net cash provided from operating activities of $15.5 million for the same six-month period of last year. This decrease was predominately due to unfavorable year-over-year changes in accounts payable balances and net income of $84.2 million and $13.4 million, respectively. Contributing to the unfavorable change in accounts payable balances was $5.8 million of checks issued in excess of cash balances at October 27, 2007, which, in the comparable prior year period, was $3.1 million and was classified as a financing activity, since under the Company’s previous loan agreement, bank overdrafts would be payable under that facility. Under its new loan agreement, bank overdrafts will not be honored by the bank if sufficient funds do not exist to cover payment of the overdraft, and therefore, checks issued in excess of cash balances are classified as an operating activity. These decreases were partially offset by favorable year-over-year changes in inventory, accounts receivable, operating asset and liability balances, and non-cash charges of $47.1 million, $17.7 million, $12.0 million and $0.6 million, respectively.

Net cash used by investing activities was $12.7 million for the six months ended October 27, 2007, compared to net cash used by investing activities of $18.2 million for the six months ended October 28, 2006. This decrease in cash used by investing activities was mainly a result of decreased spending on property and equipment of $7.3 million, the Company’s cash investments in REPS and other equity investments during the first half of fiscal 2007 totaling $2.2 million and proceeds received during the first quarter of this year from the sale of an investment in the amount of $1.0 million, offset in part by increased spending on software development costs and licensed rights of $5.0 million during the first six months this year over the comparable prior year period.

Net cash provided from financing activities was $0.8 million for the six months ended October 27, 2007, compared to net cash provided from financing activities of $8.9 million for the comparable six-month period of last year. This decrease in cash provided from financing activities was chiefly a result of financing related fee disbursements of $6.8 million in the first six months of this year, $3.1 million of checks issued in excess of cash balances at October 28, 2006, which were classified as a financing activity in the prior fiscal year, as previously explained, and a decrease in net debt issuances of $1.5 million over the same period last year, partially offset by a decline in dividends paid of $3.2 million from the prior year.

The Company had no significant off-balance sheet arrangements as of October 27, 2007.

* * * * * * * * * *

Information in this Form 10-Q contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, the ability to secure funding or generate sufficient cash required to build and grow other new businesses, achievement of cost savings strategies identified or in the process of being implemented, risks associated with the Company’s responsibilities required under its agreement with Tesco PLC, improving operating performance after the termination of the Company’s music supply agreement with ASDA and generating cash from reducing working capital investment, achieving the business integration objectives expected with the Crave and REPS acquisitions, changes in the music and console video game industries, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce inclusive of digital music and console video game distribution, success of new music and video game releases, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the occurrence of catastrophic events or acts of terrorism, retaining and/or recruiting key executives, certain global and regional economic conditions, and other factors discussed in this press release and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows by lowering its overall borrowings. In the past, the Company has occasionally utilized interest rate swaps to reduce risk, effectively converting a portion of its variable rate exposure to fixed interest rates. The Company had no such agreements in effect as of October 27, 2007.

LIBOR is the rate upon which the Company’s variable rate debt is principally based. If LIBOR changed by +/- 1% for the first six months of fiscal 2008, the Company’s loss before income taxes would have changed by approximately +/- $0.5 million based on the Company’s average outstanding debt for the first six months of fiscal 2008 of $102.9 million.

The Company is subject to foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars. Normally, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries.

The Company does not enter into market instruments for trading purposes. Handleman Company does not have any additional market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company competed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 27, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of April 28, 2007:

The Company did not maintain effective controls over accounting for income taxes. Specifically, the Company’s processes, procedures, resources and controls were not adequate to ensure that the accounting for complex and/or non-routine tax matters, as recorded in the tax provision and related deferred tax asset and liability accounts, was accurate, reported in the proper period, and determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to tax expense, tax asset and liability accounts and related financial disclosures of the Company’s fiscal 2007 annual and interim consolidated financial statements. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded this control deficiency constitutes a material weakness.

REMEDIATION OF THE MATERIAL WEAKNESS IN INTERNAL CONTROL

OVER FINANCIAL REPORTING

In order to address the material weakness identified as of April 28, 2007, during the first quarter of fiscal 2008, management implemented additional controls and procedures related to complex and/or non-routine tax matters to ensure they are in accordance with generally accepted accounting principles. These additional controls and procedures included:

•	the engagement of an outside party to provide consulting services regarding all complex and non-routine tax matters; and

•	communication between the Tax Department and the Corporate Controller to review the accuracy of the financial reporting related to complex and non-routine tax matters.

The Company must test the controls for a sufficient period of time before the Company can determine whether it has remediated the material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has not made any changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second fiscal quarter ended October 27, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended April 28, 2007. There have been no significant changes in these risks and uncertainties during the second quarter of fiscal 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The Company did not repurchase any shares of its common stock during the first six months of fiscal 2008. The Company has repurchased 2,044,000 shares or 63% of the shares authorized under the current share repurchase program, as of October 27, 2007. Pursuant to Handleman Company’s new credit agreement as previously discussed and as described in Note 6 of Notes to Consolidated Financial Statements, the Company is prohibited from repurchasing its common stock unless certain performance levels are achieved. At this time, it is uncertain as to when or if repurchasing of its common stock will resume.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of Handleman Company was held on September 5, 2007. Two matters were voted at the Annual Meeting, the election of five directors and the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm for the fiscal year ending May 3, 2008. Elizabeth A. Chappell, Robert E. Kirby, Adam D. Sexton, Ralph J. Szygenda and Thomas S. Wilson were elected for three-year terms expiring in 2010. Following are the results of the vote: Elizabeth A. Chappell, 12,283,734 votes for, 5,450,123 votes withheld; Robert E. Kirby, 16,115,476 votes for, 1,618,381 votes withheld; Adam D. Sexton, 15,911,165 votes for, 1,822,692 votes withheld; Ralph J. Szygenda, 12,288,940 votes for 5,444,917 votes withheld; and Thomas S. Wilson, 14,436,541 votes for, 3,297,316 votes against. Other directors, whose term of office continued after the meeting, are Eugene A. Miller, P. Daniel Miller, Irvin D. Reid, James B. Nicholson, Lloyd E. Reuss and Stephen Strome. The appointment of PricewaterhouseCoopers LLP was ratified with 17,653,996 votes for, 63,117 votes against and 16,744 votes withheld.

On October 8, 2007, Robert Kirby resigned as a Handleman Company director and on November 27, 2007, Stephen Strome resigned as the Company’s Chairman of the Board of Directors and Chief Executive Officer. On December 5, 2007, the Company announced that James B. Nicholson was elected Non-Executive Chairman of the Board.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1 – Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent.

Exhibit 10.2 – Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent.

Exhibit 10.3 – Third Amendment to Credit Agreement dated November 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent.

Exhibit 10.4 – Third Amendment to Credit Agreement dated November 30, 2007 among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent.

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

HANDLEMAN COMPANY

DATE: December 6, 2007	BY:	/s/A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: December 6, 2007	BY:	/s/ Thomas C. Braum, Jr.
THOMAS C. BRAUM, JR. Executive Vice President and Chief Financial Officer (Principal Financial Officer)