Form 10-Q
period 2008-01-31
HANDLEMAN CO /MI/
filed 2008-03-11
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of February 22, 2008 was 20,468,141.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JANUARY 31, 2008 AND JANUARY 31, 2007

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months Ended		Nine Months Ended
	January 31, 2008 (14 weeks)	January 31, 2007 (13 weeks)	January 31, 2008 (40 weeks)	January 31, 2007 (39 weeks)

Revenues	$346,890	$485,025	$936,603	$1,055,940
Costs and expenses:
Direct product costs	(280,939)	(412,570)	(774,160)	(896,134)
Selling, general and administrative expenses	(57,931)	(64,642)	(179,054)	(179,765)

Operating income (loss)	8,020	7,813	(16,611)	(19,959)
Interest expense	(3,488)	(2,671)	(9,862)	(5,947)
Investment (loss) income	(195)	929	(1,886)	1,405

Income (loss) before income taxes	4,337	6,071	(28,359)	(24,501)
Income tax (expense) benefit	(1,932)	(1,842)	(2,829)	8,550

Net income (loss)	$2,405	$4,229	$(31,188)	$(15,951)

Income (loss) per share:
Basic	$0.12	$0.21	$(1.54)	$(0.79)

Diluted	$0.12	$0.21	$(1.54)	$(0.79)

Weighted average number of shares outstanding during the period:
Basic	20,357	20,163	20,315	20,102

Diluted	20,357	20,201	20,315	20,102

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2008 and APRIL 28, 2007

(in thousands of dollars except share data)

	January 31, 2008 (Unaudited)	April 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,406	$18,457
Accounts receivable, less allowances of $12,649 at January 31, 2008 and $12,797 at April 28, 2007	175,423	236,069
Merchandise inventories	116,941	115,535
Other current assets	17,263	17,713

Total current assets	342,033	387,774

Property and equipment:
Land, buildings and improvements	13,885	13,885
Display fixtures	30,130	28,821
Computer hardware and software	65,285	66,111
Equipment, furniture and other	56,441	56,863

	165,741	165,680
Less accumulated depreciation	108,906	100,552

	56,835	65,128

Goodwill, net	36,938	36,938
Intangible assets, net	37,796	36,433
Other assets, net	10,203	20,178

Total assets	$483,805	$546,451

LIABILITIES
Current liabilities:
Debt	$90,000	$106,897
Accounts payable	145,523	159,444
Accrued and other liabilities	31,260	31,163

Total current liabilities	266,783	297,504
Other liabilities	8,284	9,402
Commitments and contingencies (Note 9)	—	—

Total liabilities	275,067	306,906

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,468,000 and 20,291,000 shares issued and outstanding at January 31, 2008 and April 28, 2007, respectively	205	203
Additional paid-in capital	1,015	—
Accumulated other comprehensive income	18,340	17,414
Retained earnings	189,178	221,928

Total shareholders’ equity	208,738	239,545

Total liabilities and shareholders’ equity	$483,805	$546,451

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED JANUARY 31, 2008

(UNAUDITED)

(in thousands of dollars)

	Nine Months (40 weeks)
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Employee Benefit Related	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
April 28, 2007, previously reported	20,291	$203	$22,654	$(5,240)	$—	$221,928	$239,545
Cumulative effect of adoption of FIN No. 48						(1,562)	(1,562)

April 28, 2007, restated	20,291	203	22,654	(5,240)	—	220,366	237,983
Net loss						(31,188)	(31,188)
Adjustment for foreign currency translation, net of tax of $1,226			823				823
Employee benefit plan related adjustment, net of tax of $52				103			103

Comprehensive loss, net of tax							(30,262)

Stock-based compensation:
Performance shares/units	130	2			779		781
Stock options	—	—			(127)		(127)
Restricted stock and other	47	—			363		363

January 31, 2008	20,468	$205	$23,477	$(5,137)	$1,015	$189,178	$208,738

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 2008 and JANUARY 31, 2007

(UNAUDITED)

(in thousands of dollars)

	Nine Months Ended
	January 31, 2008 (40 weeks)	January 31, 2007 (39 weeks)
Cash flows from operating activities:
Net loss	$(31,188)	$(15,951)

Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Depreciation	12,114	11,519
Amortization of definite-lived intangible assets	5,711	6,919
Recoupment of development costs/licensed rights	7,727	6,014
Impairment of equity investment	3,805	—
Gain on sale of investment	(957)	—
Loss on disposal of property and equipment	2,332	609
Unrealized investment income	(215)	(249)
Stock-based compensation	866	3,223
Retirement plans curtailment/settlement charges	395	1,064
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	60,873	(36,228)
Increase in merchandise inventories	(375)	(12,343)
Decrease (increase) in other operating assets	6,859	(7,720)
(Decrease) increase in accounts payable	(14,898)	34,437
Increase (decrease) in other operating liabilities	1,549	(8,288)

Total adjustments	85,786	(1,043)

Net cash provided from (used by) operating activities	54,598	(16,994)

Cash flows from investing activities:
Additions to property and equipment	(5,955)	(23,233)
Software development costs and distribution/license advances	(13,824)	(7,759)
Proceeds from sale of investment	1,217	—
Proceeds from disposition of property and equipment	1	4
Cash investment in REPS LLC	—	(1,052)
Other equity investments	—	(1,137)

Net cash used by investing activities	(18,561)	(33,177)

Cash flows from financing activities:
Issuances of debt	3,852,971	3,930,403
Repayments of debt	(3,869,880)	(3,929,070)
Financing related fees	(6,834)	—
Checks issued in excess of cash balances	—	47,126
Cash dividends	—	(4,846)
Cash proceeds from stock-based compensation plans	151	143

Net cash (used by) provided from financing activities	(23,592)	43,756

Effect of exchange rate changes on cash	1,504	(701)
Net increase (decrease) in cash and cash equivalents	13,949	(7,116)
Cash and cash equivalents at beginning of period	18,457	10,346

Cash and cash equivalents at end of period	$32,406	$3,230

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 2008, and the results of operations and changes in cash flows for the nine months then ended. Because of the seasonal nature of the Company’s business, revenues and earnings results for the nine months ended January 31, 2008 are not necessarily indicative of what the results will be for the full year. The Consolidated Balance Sheet as of April 28, 2007 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended April 28, 2007, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	New Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) reiterates that business combinations must be accounted for using the acquisition method. The definition of business combination is expanded to include transactions where an acquirer gains control by contract alone or without exchange of consideration. SFAS No. 141(R) requires the measurement and recognition of a business combination on the acquisition date and requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests held in the acquiree, which eliminates the current cost-based purchase method. This Statement also requires an acquirer to recognize goodwill as of the acquisition date, measured as a residual of the consideration paid plus the fair value of any noncontrollable interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The Company will adopt this Statement as necessary.

SFAS No. 157

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, this pronouncement does not require any new fair value measurements. The effective date for SFAS No. 157 has been delayed by the FASB for nonfinancial assets and nonfinancial liabilities; the Company will adopt this portion of the Statement for the fiscal year beginning May 3, 2009. SFAS No. 157 is effective for the Company for the fiscal year beginning May 4, 2008 for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 identifies a new term - noncontrolling interests - to replace what were previously called minority interests. This Statement clarifies that noncontrolling interests should be classified as equity. Changes in a parent’s ownership interest whereby the parent still retains control of a subsidiary will also be accounted for as an equity transaction. If a change in a parent’s ownership results in a loss of control of a subsidiary, the retained equity interest will be re-measured at fair value as of the deconsolidation date and any gain or loss would be recognized in net income. The Statement is currently not applicable to the Company; the provisions of this Statement will be adopted as necessary.

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

As of January 31, 2008, the Company had $4,308,000 of unrecognized tax benefits. If recognized, approximately $3,443,000 would be recorded as a component of income tax expense and the additional $865,000 would be recorded as interest and penalties. In the first, second and third quarters of fiscal 2008, the Company increased its unrecognized tax benefits by $728,000 $639,000 and $63,000, respectively, due to the addition of income tax reserves and interest on previously recorded reserves. The increase in unrecognized tax benefits occurred mainly in the second quarter of fiscal 2008 and resulted from the reevaluation of facts and circumstances related to a tax uncertainty identified during the adoption of FIN No. 48 in the first quarter of this fiscal year. Upon reevaluation, management determined that a reserve amount was appropriate on this tax uncertainty and accordingly, additional income tax expense of $804,000 was recorded in the second quarter of fiscal 2008. Management also determined that this amount did not materially impact the financial results for any individual quarter or year-to-date period of this fiscal year.

With the adoption of FIN No. 48, the Company will continue to include interest expense and penalties related to income tax contingencies in income before income taxes in its Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In many instances, the Company’s uncertain positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of January 31, 2008:

Jurisdiction	Open Tax Year Examination in Progress	Examination not yet Initiated
United States *	N/A	2006 – 2007
Canada *	2000 – 2005	2006 – 2007
United Kingdom	N/A	2004 – 2007

* Includes federal as well as state or provincial jurisdictions, as applicable.

Based on the outcome of these examinations, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses and credit carryforwards) in future periods. Based on the number of tax years currently under audit by the relevant taxing authorities, the Company anticipates that some of these audits may be finalized in the foreseeable future.

During the next 12 months, the Company expects to settle a United States federal tax audit, a Canadian federal tax audit and a state tax audit. The settlement of these audits could reduce the unrecognized tax benefits by approximately $1,500,000.

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

SEC Final Rule Release No. 33-8876

In December 2007, the Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-8876, “Smaller Reporting Company Regulatory Relief and Simplification.” The SEC eliminated the category of filers defined as “small business issuers” and defined a new category called “smaller reporting companies.” This Final Rule also expanded the number of companies eligible for the SEC’s scaled disclosures for smaller reporting companies. Under these amended rules, the scaled disclosures apply to reporting companies with less than $75 million in public float or less than $50 million in revenue if they do not have a calculable public float. For existing companies, eligibility for the smaller reporting company status is based on the last business day of the company’s most recent second fiscal quarter. The Company qualified as a Smaller Reporting Company as of October 27, 2007, the end of its most recent second fiscal quarter, and will adopt the scaled disclosures in its annual report on Form 10-K for the fiscal year ended May 3, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	ASDA Supply Arrangements

Greeting Cards

During the third quarter of fiscal 2008, the Company’s Handleman UK Limited (“Handleman UK”) subsidiary determined, in conjunction with its customer (ASDA), that their business relationship related to the greeting cards business, which began in October 2006, would terminate effective May 2008. This decision was mainly due to the customer’s desire to work directly with the greeting cards vendor to service its retail stores. Upon cessation of this greeting cards business relationship, ASDA will no longer be a customer of Handleman UK. The Company expects an improvement in operating income for Handleman UK as a result of the termination because the gross margins related to this greeting cards business were insufficient to cover the related operating costs. Greeting card sales to ASDA represented $53,518,000, or 6%, of the Company’s consolidated revenues for the first nine months of fiscal 2008 and $39,300,000, or 3%, of consolidated revenues for fiscal 2007.

Management determined that events leading up to and resulting in this separation represented a “triggering event” during the third quarter of fiscal 2008. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a fixed asset impairment charge of $1,439,000 primarily related to the Company’s warehouse facility and related assets that were used exclusively for this product line because the carrying value of the asset group associated with the greeting card business exceeded its fair value. This amount was recorded in the third quarter of fiscal 2008 and was included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. In the greeting card business model, Handleman UK does not own the greeting card product until the product is shipped from its facility. Accordingly, no inventory markdown to liquidation value is required. In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” because there is a mutual understanding between the employee and the company. It is likely that the Company will transition certain employees to other UK activities. In accordance with SFAS No. 5, “Accounting for Contingencies,” the payment of severance costs is probable, but is not estimable at this time, because the Company’s transition plan has not been developed. Therefore, no severance costs have been accrued in the third quarter of fiscal 2008 related to the termination of this greeting cards business.

The Company estimates that additional one-time costs related to the termination of this greeting cards business will approximate $600,000. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” shut down costs associated with this termination will be recorded in fiscal 2009 as incurred.

Music

On May 24, 2007, the Company announced that Handleman UK and ASDA decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Music and DVD sales to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

ASDA represented $57,339,000, or 15%, of the Company’s consolidated revenues for the first nine months of fiscal 2008 (through the agreed upon termination date) and $268,000,000, or 20%, of the Company’s consolidated revenues during fiscal 2007. Handleman UK provided music category management and distribution services to ASDA through August 2007.

Management determined that events leading up to and resulting in this separation represented a “triggering event” during the fourth quarter of fiscal 2007. Accordingly, the Company recorded an inventory markdown in the amount of $9,000,000 in the fourth quarter of fiscal 2007, representing the Company’s best estimate of the adjustment necessary to mark inventory down to liquidation value. This amount was included in “Direct product costs” in the Company’s fiscal 2007 Consolidated Statements of Operations. As of January 31, 2008, the Company believes no additional inventory markdown will be required. The Company believes this inventory markdown is adequate; however, this markdown is subject to change as the Company continues to liquidate the remaining excess inventory. Handleman UK will continue to work with the music suppliers and its other customers in the UK, as well as other retailers, to sell off its remaining music inventory. The Company anticipates that the liquidation of the remaining inventory will be completed early in fiscal 2009.

In addition, the Company recorded an impairment charge of $734,000 related to fixed assets, because the carrying value of the asset group associated with the music category management and distribution activities exceeded its fair value. This impairment charge was also recorded in the fourth quarter of fiscal 2007 in accordance with SFAS No. 144, and was included in “Selling, general and administrative expenses” in the Company’s fiscal 2007 Consolidated Statements of Operations.

The Company estimates, although it cannot make any assurances, that additional one-time costs related to the termination of its music supply agreement will not exceed $4,000,000. In accordance with SFAS No. 146, shut down costs associated with this termination will be recorded as incurred. For the first nine months of fiscal 2008, the Company has incurred $1,960,000 in one-time costs related to the discontinuance of the ASDA business. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. In accordance with UK Transfer of Undertakings (Protection of Employment) regulations, the Company accrued severance costs of $155,000, $68,000 and $112,000 in the first, second and third quarters of fiscal 2008, respectively, based on the ongoing development and execution of the exit plan. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

For the first nine months of fiscal 2008, the reduction in working capital attributable to the exited ASDA music supply activities was approximately $41,472,000.

4.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2008	April 28, 2007
Trade accounts receivable	$188,072	$248,866
Less allowances for:
Gross profit impact of estimated future returns	(8,715)	(8,719)
Doubtful accounts	(3,934)	(4,078)

Accounts receivable, net	$175,423	$236,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5.	Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill and other intangible assets with indefinite lives in the fourth quarter of each fiscal year or as business conditions warrant a review. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using the present value of free cash flows method. Due to the upcoming discontinuance of the greeting cards business in the UK, an impairment test of goodwill related to the Handleman UK reporting unit was performed in the third quarter of this fiscal year. As a result of this test, calculated using the above described method, no impairment charge was recorded in the third quarter ended January 31, 2008. Additionally, the Company has not recorded any goodwill impairment during the first nine months of fiscal 2008.

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Company’s Consolidated Balance Sheets as of January 31, 2008 and April 28, 2007 was $36,938,000, which was net of amortization of $1,224,000 at each of these balance sheet dates. The category management and distribution operations reporting segment had goodwill related to the Handleman UK reporting unit of $3,406,000 (which was net of amortization of $1,224,000), at each of these balance sheet dates, while the video game operations and all other reporting segments had the remaining $26,629,000 and $6,903,000, of goodwill, respectively.

Intangible Assets

Intangible assets predominately relate to Crave Entertainment Group, Inc. (“Crave”) and REPS LLC (“REPS”). The Company performs annual impairment analyses in the fourth quarter, or as business conditions warrant a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets. The Company has not recorded any significant impairments during the first nine months of fiscal 2008.

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

Under its software development agreements, payments are typically based on the achievement of defined milestones, which vary by agreement. Such milestones include payments due at the signing of the agreements, design and/or technical achievements and delivery of completed product; these advances are typically not refundable. These developed games are the property of Crave. Software development costs are recorded in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which requires that these costs are capitalized once technological feasibility of a product is established and such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

costs are determined to be recoverable. Under this guidance, technological feasibility should be evaluated on a product-by-product basis. Payments prior to technological feasibility, or amounts otherwise related to software development that are not capitalized, should be charged immediately to research and development expense. Crave generally engages independent software developers experienced with the current video game platforms developed by the manufacturers. Due to the experience of the software developers and the established game platform technology, technological feasibility is already proven prior to the beginning of, or occurs very early in, the development cycle. Therefore, Crave typically does not incur any research and development costs. The Company did not incur any research and development costs for the nine months ended January 31, 2008 and January 31, 2007 because technological feasibility related to the development of video game titles was established prior to the start of game development.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company’s future minimum payment commitments related to all of these agreements, as discussed above, are $8,699,000 as of January 31, 2008. Accrued royalties as of January 31, 2008 and April 28, 2007 totaled $946,000 and $482,000, respectively.

The following information relates to intangible assets subject to amortization as of January 31, 2008 and April 28, 2007 (in thousands of dollars):

	January 31, 2008		April 28, 2007
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$7,900	$3,208	$7,900	$2,182
Customer relationships	28,100	11,149	28,100	7,547
Non-compete agreements	4,770	2,758	3,970	1,849
Software development costs and distribution/license advances	32,612	18,471	18,785	10,744

Total	$73,382	$35,586	$58,755	$22,322

	January 31, 2008		April 28, 2007
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Period
Trademarks	$4,692	180 mos.	$5,718	180 mos.
Customer relationships	16,951	227 mos.	20,553	227 mos.
Non-compete agreements	2,012	39 mos.	2,121	41 mos.
Software development costs and distribution/license advances	14,141	18 mos.	8,041	17 mos.

Total	$37,796	117 mos.	$36,433	141 mos.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Royalty expense related specifically to software development costs and licensed rights included in “Recoupment of development costs/licensed rights” in the Company’s Consolidated Statements of Cash Flows is as follows (in thousands of dollars):

	Nine Months Ended
Royalty Expense	January 31, 2008	January 31, 2007
Software development costs, including write down to net realizable value of $290 for fiscal year 2008 and $2,223 for fiscal 2007	$3,651	$4,949
Exclusive distribution rights	3,458	—
Licensed intellectual property rights, including write down to net realizable value of $38 for fiscal year 2008 and $354 for fiscal year 2007	618	1,065

Total	$7,727	$6,014

The Company’s aggregate amortization expense related to all intangible assets for the first nine months of fiscal 2008 and fiscal 2007 totaled $13,264,000 and $12,678,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2008	$4,282
2009	15,436
2010	6,420
2011	2,771
2012	2,083
Thereafter	6,804

Total	$37,796

6.	Debt

On April 30, 2007, Handleman Company and certain of its subsidiaries entered into two multi-year, secured credit agreements with GE Capital and Silver Point Finance. Company borrowings under the agreements are limited to $40,000,000 plus the collateral value of certain assets less reserves, with a maximum of $250,000,000. On the same day, the Company terminated its amended and restated credit agreement dated November 22, 2005 with its lenders and repaid all amounts outstanding under that agreement. Absent a new multi-year credit facility, the Company would have violated covenants under its previous credit agreement.

On January 31, 2008, the Company had borrowings of $90,000,000 under its new agreements, all of which was borrowed under its term loans. The Company’s borrowings under these credit agreements, which mature in April 2012, contain subjective acceleration clauses, and accordingly, have been classified as a current liability as of January 31, 2008, in accordance with FASB Technical Bulletin 79-3, “Subjective Acceleration Clause in Long-Term Debt Agreements.” The maximum borrowings allowed by the agreements on January 31, 2008 were $95,578,000, based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

on the collateral value of the Company’s assets. The Company had borrowings of $106,897,000 as of April 28, 2007 under the old debt agreements that were all classified as current due to the planned termination of that agreement.

The significant terms of the new credit agreements as of January 31, 2008 are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The material terms of the Silver Point Finance Credit and Guaranty Agreement are as follows:

	Term Loan A	Term Loan B	Revolving Facility
Amount	$50,000,000	$40,000,000	$50,000,000

Maturity	5 years	5 years	5 years

Interest Rate	Libor plus 400 basis points or prime rate plus 300 basis points	Libor plus 600 basis points or prime rate plus 500 basis points	Libor plus 400 basis points or prime rate plus 300 basis points

Unused Fee	—	—	2.00%

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

Pursuant to the GE Capital Credit Agreement and the Silver Point Finance Credit and Guaranty Agreement, Handleman must maintain a minimum excess availability, which is subject to increase, in order to borrow under these agreements if the Company does not achieve established adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) levels on a trailing twelve-month basis.

Amendments to Credit Agreements

In June 2007, the Company and its lenders entered into a waiver and amendment to the new credit agreements. This waiver and amendment extended the due date for certain post closing matters.

In September 2007, the Company and its lenders entered into a second amendment to the new credit agreements. This amendment suspended the daily sweep of all United States (“U.S.”) customer receipts to GE Capital until the Company borrows from GE Capital and extended the period that allows the Company’s UK and Canadian cash balance ceiling limits to include outstanding checks.

In November 2007, the Company and its lenders entered into a third amendment to the new credit agreements. This amendment revised the agreements to reflect the merger between two of the Company’s subsidiaries, Handleman Entertainment Resources LLC and Handleman Services Company (thereafter known as Handleman Services Company). In addition, this amendment further extended the period that allows the Company’s UK and Canadian cash balance ceiling limits to include outstanding checks. This amendment also waived two instances when the Company’s Canadian cash balance exceeded authorized limits and waived the delivery of copies of certain provincial and corporate tax returns sent to the lenders no later than 15 days after their filing. These defaults were cured prior to the filing of the Company’s second quarter Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In January 2008, the Company and its lenders entered into a fourth amendment to the new credit agreements. This amendment extended the period that allows the Handleman UK’s cash balance ceiling limits to include outstanding checks.

On March 11, 2008, the Company and its lenders entered into a fifth amendment to its credit agreements. This amendment waives a default of an affirmative covenant that relates to a recurring certificate the Company provides its lenders. This certificate affirms that the Company’s collateral assets are sufficient to support its outstanding debt. As of February 16, 2008, collateral value of the Company’s assets, as defined by the credit agreements, totaled $109.9 million; the collateral value of assets to support the Company’s $90.0 million of outstanding debt, as required by the terms of the credit agreements, was $117.9 million, which did not include cash on hand of approximately $55.2 million.

The fifth amendment waives the affirmative covenant default, and reduces the amount of collateral assets the Company must maintain in order to borrow against the credit agreements. Other significant terms within the amendment include daily collateral and accounts payable reporting; providing a rolling 13-week liquidity forecast on a weekly basis; allowing the lenders to syndicate a portion of their credit commitment; an increase in interest rates for the Term A Loan debt and Revolving Debt Facility by 2.0% and the Term B Loan debt by 3.0%; a LIBOR and base interest rate floor of 4.5% and 7.5%, respectively; allowing for lower levels of cash in tri-party blocked accounts in Canada and the United Kingdom; suspension of the springing EBITDA test when excess collateral reaches certain defined levels; reduction of the authorized level for capital expenditures, license advances and required rights, and exclusive distribution advances; and the addition of a requirement that the Company’s fiscal 2009 budget be completed by March 30, 2008. As consideration for the fifth amendment, the Company incurred amendment fees of $2.5 million, payable when the amendment expires or a longer-term amendment is reached, whichever occurs first. The Company will not incur additional amendment fees associated with the negotiation of a longer-term credit amendment with its lenders. Further, as a result of the default, the lenders, pursuant to the terms of the agreements, exercised its right to control the Company’s cash effective March 4, 2008. As a result, the Company was required to pay $20.0 million of its Term A Loan debt on March 4, 2008 based on the amount of its cash balances as of that date. A prepayment premium associated with this early debt repayment in the amount of $1.6 million was incurred on March 4, 2008.

By March 30, 2008, the Company expects to complete its fiscal 2009 budget and projected cash flows, which the Company will use in attempting to negotiate longer-term credit amendment. While Handleman intends to revise the terms of its credit agreements based on its fiscal 2009 budget, the Company cannot make any assurances that it will reach an agreement with its lenders. If the Company cannot reach an agreement with its lenders and the lenders exercise their rights to accelerate the payment of the outstanding loan balance, then the Company will not have sufficient liquidity to fund its day-to-day operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Currency Forward Contracts

The Company’s business is primarily denominated in U.S. dollars. The Company typically does not enter into any contracts to hedge foreign currency risk.

8.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has a nonqualified defined benefit plan, the Canadian Supplemental Executive Retirement Plan (“SERP”), which covers select employees.

During the third quarter of fiscal 2008, the Company paid $4,200,000 in lump sum payments to certain U.S. SERP executive and non-executive participants from the U.S. SERP Rabbi Trust. These payments represented final distribution of the plan assets and the U.S. SERP is no longer in existence at January 31, 2008. Accordingly, a settlement loss of $135,000 was recorded in the third quarter of fiscal 2008, in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

During the first quarter of fiscal 2008, the Company paid $495,000 in lump sum payments to certain non-executive active and terminated employees from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $260,000 was recorded in the first quarter of fiscal 2008. In accordance with SFAS No. 88, the Company calculated the settlement losses and remeasured the plan assets and benefit obligations resulting from the lump sum payments to the plan participants. As a result of remeasurement, the Company recorded an increase of $101,000 to the unfunded status of the U.S. SERP in the first quarter of fiscal 2008.

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

During the third quarter of fiscal 2007, the Company paid $1,737,000 in lump sum payments to certain non-executive active employees from the U.S. SERP. The payments were made from the U.S. SERP trust. Accordingly, in accordance with SFAS No. 88, settlement loss of $215,000 was recorded during the third quarter of fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Three Months Ended		Three Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Service cost	$120	$453	$5	$117
Interest cost	828	834	60	128
Expected return on plan assets	(1,853)	(1,089)	—	—
Amortization of unrecognized prior service cost, actuarial loss and other	8	34	9	5
Settlement/curtailment loss	—	—	135	215

Net periodic benefit cost	$(897)	$232	$209	$465

	Pension Plans		SERPs
	Nine Months Ended		Nine Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Service cost	$326	$1,349	$14	$351
Interest cost	2,575	2,519	207	405
Expected return on plan assets	(3,615)	(3,294)	—	—
Amortization of unrecognized prior service cost, actuarial loss and other	53	223	24	81
Settlement/curtailment loss	—	680	395	599

Net periodic benefit cost	$(661)	$1,477	$640	$1,436

For the nine months ended January 31, 2008, contributions to the Company’s defined benefit pension plans were $404,000. The Company anticipates contributing an additional $124,000 to the pension plans in the remainder of fiscal 2008, for a total contribution of $528,000. These amounts represent contributions to the Canadian pension plan only. The Company does not expect to contribute to either the U.S. pension plan or Canadian SERP in fiscal 2008.

9.	Contingencies

Contingencies

The Company has a contingent liability with a certain state taxing authority related to the filing and payment of franchise taxes. The Company feels it has filed and paid these taxes appropriately and has filed a protest with this taxing authority. The outcome of this matter is unknown. The Company believes its potential exposure is in the range of zero to $2,800,000. However, because no determination can be made as to the resolution of this unresolved issue, as they are neither probable nor estimable, no accrual has been recorded for this item.

The Company had the following contingent liabilities related to its acquisition of Crave during fiscal 2006: (i) up to $21,000,000 in earn out payments that were payable based upon Crave’s adjusted EBITDA for the calendar years 2005, 2006 and 2007, as those figures were calculated for each year; and (ii) up to $2,000,000 to be paid on or about January 2, 2008, if three certain Crave employees remained with that entity through December 31, 2007. In the third quarter of fiscal 2007, one of the three previously mentioned Crave employees departed, thereby reducing the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$2,000,000 contingent liability to $1,500,000. The Company accrued this liability over 25 months with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. An adjustment in the third quarter of fiscal 2007, in the amount of $260,000, was recorded to reflect the reduction in this contingent liability. In January 2008, the Company paid this contingent liability totaling $1,500,000. No earn out payments were achieved by Crave for calendar years 2005, 2006 or 2007.

During fiscal 2006, the Company recorded investment income of approximately $4,300,000 related to a gain on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company received additional proceeds of $957,000 that were recorded in investment income during the first quarter of fiscal 2008 and may receive an additional $400,000 through September 2009, subject to general and tax indemnification claims.

On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. Management identified 53 key employees for the KERP based on (i) a high risk of the employee terminating his/her employment relationship with Handleman; (ii) the employee being critical to Handleman’s success; (iii) the employee’s job performance rating of “good” or better; (iv) the difficulty for management to replace the knowledge, skills and abilities the employee provides Handleman; and (v) the impact suffered by Handleman as a result of the employee terminating his/her employment relationship with Handleman exceeding the cost of retaining the employee. Management determined each employee’s total KERP potential payout by taking a percentage, ranging from 20% to 75%, of the employee’s base salary as of May 22, 2007. The key employees received 25% of the total payout if the employee was employed by Handleman up to and on December 15, 2007; and the remaining 75% of the total payout will be paid if the employee is employed by Handleman up to and on March 15, 2009. On December 17, 2007, $764,000 was paid out to eligible employees. As of January 31, 2008, 45 of the 53 employees originally identified remain employed by the Company. The cost associated with the second KERP installment payment to remaining key employees would total $1,980,000. The Company is accruing this liability over the vesting period with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

On November 28, 2007, Handleman announced that Mr. Albert Koch will serve as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC. AP Services is affiliated with AlixPartners, a financial advisory firm, where Mr. Koch is Vice Chairman, Managing Director and Partner. In addition to an hourly rate and time commitment for services, Handleman has also agreed to pay AP Services a success fee that is equal to 5% of the increase in shareholder market capitalization from the inception of the agreement through the payment due date upon the completion of the engagement. The market capitalization on the inception date shall be determined by the number of outstanding shares (20,460,000 shares) multiplied by the average of the closing prices for the five trading days ending on November 28, 2007, which totals $47,140,000. The minimum success fee shall be an amount equal to 20% of the AP Services billing for Mr. Koch’s time from the inception of the contract through the payment due date provided that such minimum shall not exceed 20% of the increase in market capitalization.

Litigation

The Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the business and the ultimate outcome of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

which is not expected to be material to future results of consolidated operations, financial position and cash flows. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

10.	Comprehensive (Loss) Income

Comprehensive loss is summarized as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Net income (loss)	$2,405	$4,229	$(31,188)	$(15,951)
Changes in: Foreign currency translation adjustments, net of tax	(3,271)	1,269	823	4,222
Employee benefit related adjustments, net of tax	297	—	103	—
Minimum pension liability, net of tax	—	(268)	—	(209)
Interest rate swap, net of tax	—	75	—	(41)

Total comprehensive (loss) income, net of tax	$(569)	$5,305	$(30,262)	$(11,979)

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	January 31, 2008	April 28, 2007
Foreign currency translation adjustments	$23,477	$22,654
Employee benefit plan related adjustments	(5,137)	(5,240)

Total accumulated other comprehensive income	$18,340	$17,414

11.	Segment Information

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

Within the category management and distribution operations business segment, the Company’s revenues can be categorized as follows: (i) Category Management Revenues – sales to customers who receive the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services includes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

assortment management utilizing the Company’s category management systems and processes, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who receive only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements, the customer does not purchase tangible product from Handleman Company. For the nine months ended January 31, 2008, revenues generated from full category management, greeting cards and fee-for-services represented 67%, 6% and 4% of the Company’s consolidated revenues, respectively.

Within the video game operations business segment, the Company generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is shipped directly to individual stores. For the first nine months of fiscal 2008, revenues generated from the video game operations represented 22% of the Company’s consolidated revenues.

The all other segment primarily represents the Company’s REPS LLC operating segment. REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. Prior to the second quarter of fiscal 2008, the operating results for REPS were included in the category management and distribution operations reporting segment. For the first nine months of fiscal 2008, revenues generated with external customers from the all other segment represented 1% of the Company’s consolidated revenues.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments for the three months ended January 31, 2008 and January 31, 2007 (in thousands of dollars):

Three Months Ended January 31, 2008:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Category management – music, video and other revenues	$207,554	$—	$—	$207,554
Greeting cards revenues	20,289	—	—	20,289
Fee-for-services revenues – external customers	17,800	—	5,440	23,240
Fee-for-services revenues – intersegment	—	—	9,000	9,000
Video game related distribution revenues	—	95,807	—	95,807

Total segment revenues	245,643	95,807	14,440	355,890

Depreciation and amortization	1,799	1,451	517	3,767
Segment income	25,175	5,313	2,149	32,637
Capital expenditures	1,694	33	21	1,748

Three Months Ended January 31, 2007:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Category management – music, video and other revenues	$369,399	$—	$—	$369,399
Greeting cards revenues	20,494	—	—	20,494
Fee-for-services revenues – external customers	1,624	—	4,994	6,618
Fee-for-services revenues – intersegment	—	—	8,693	8,693
Video game related distribution revenues	—	88,514	—	88,514

Total segment revenues	391,517	88,514	13,687	493,718

Depreciation and amortization	1,409	1,763	593	3,765
Segment income (loss)	42,713	(188)	538	43,063
Capital expenditures	12,027	(73)	7	11,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments for the nine months ended January 31, 2008 and January 31, 2007 (in thousands of dollars):

Nine Months Ended January 31, 2008:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Category management – music, video and other revenues	$623,769	$—	$—	$623,769
Greeting cards revenues	53,518	—	—	53,518
Fee-for-services revenues – external customers	40,680	—	12,658	53,338
Fee-for services revenues – intersegment	—	—	22,007	22,007
Video game related distribution revenues	—	205,978	—	205,978

Total segment revenues	717,967	205,978	34,665	958,610

Depreciation and amortization	6,121	4,381	1,549	12,051
Segment income	71,115	5,619	1,383	78,117
Capital expenditures	4,098	58	72	4,228
Total assets	339,880	123,329	16,359	479,568

Nine Months Ended January 31, 2007:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Category management – music, video and other revenues	$854,480	$—	$—	$854,480
Greeting cards revenues	20,494	—	—	20,494
Fee-for-services revenues – external customers	3,068	—	13,429	16,497
Fee-for services revenues – intersegment	—	—	22,942	22,942
Video game related distribution revenues	—	164,469	—	164,469

Total segment revenues	878,042	164,469	36,371	1,078,882

Depreciation and amortization	5,345	5,371	1,774	12,490
Segment income (loss)	100,074	(7,132)	456	93,398
Capital expenditures	21,788	214	51	22,053
Total assets	465,350	124,880	19,212	609,442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues, total segment depreciation and amortization expense to consolidated depreciation and amortization expense, total segment income to consolidated income (loss) before income taxes, total segment capital expenditures to consolidated capital expenditures and total segment assets to consolidated assets as of and for the three and nine months ended January 31, 2008 and January 31, 2007 is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Revenues
Total segment revenues	$355,890	$493,718	$958,610	$1,078,882
Elimination of intersegment revenues	(9,000)	(8,693)	(22,007)	(22,942)

Consolidated revenues	$346,890	$485,025	$936,603	$1,055,940

Depreciation and Amortization Expense
Total segment depreciation and amortization expense	$3,767	$3,765	$12,051	$12,490
Corporate depreciation and amortization expense	1,722	1,965	5,774	5,948

Consolidated depreciation and amortization expense	$5,489	$5,730	$17,825	$18,438

Income (Loss) Before Income Taxes
Total segment income	$32,637	$43,063	$78,117	$93,398
Interest expense	(3,488)	(2,671)	(9,862)	(5,947)
Investment (loss) income	(195)	929	(1,886)	1,405
Corporate expenses	(24,617)	(35,250)	(94,728)	(113,357)

Consolidated income (loss) before income taxes	$4,337	$6,071	$(28,359)	$(24,501)

Capital Expenditures
Total segment capital expenditures	$1,748	$11,961	$4,228	$22,053
Corporate capital expenditures	580	347	1,727	1,180

Consolidated capital expenditures	$2,328	$12,308	$5,955	$23,233

Assets
Total segment assets			$479,568	$609,442
Corporate assets			54,997	68,758
Elimination of intercompany receivables and payables			(50,760)	(38,940)

Consolidated assets			$483,805	$639,260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

12.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Weighted average shares during the period – basic	20,357	20,163	20,315	20,102
Additional shares from assumed exercise of stock-based compensation	—	38	—	—

Weighted average shares adjusted for assumed exercise of stock-based compensation – diluted	20,357	20,201	20,315	20,102

Options to purchase 613,761 shares of common stock were outstanding as of January 31, 2008, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

13.	Income Taxes

The effective income tax rates for the third quarters of fiscal 2008 and 2007 were 44.5% and 30.3%, respectively. The effective income tax rates for the first nine months of fiscal 2008 and 2007 were (10.0)% and 34.9%, respectively. No income tax benefit was recorded on operating losses incurred during the third quarter and first nine months of fiscal 2008 due to the Company’s uncertainty as to whether these benefits would be realized in the future. The Company does not receive an income tax benefit from operating losses incurred in certain taxing jurisdictions. The income tax expense recorded in the third quarter and first nine months of this fiscal year resulted from income taxes related to taxable income in certain foreign taxing jurisdictions and an additional valuation allowance recorded on deferred tax assets. The additional valuation allowance was driven by the Company’s filing of its fiscal 2007 income tax return in the third quarter of this fiscal year, because it determined that it insufficiently estimated timing differences when preparing the income tax provision for the fiscal year ended April 28, 2007. As a result, additional income tax expense of $376,000 was recorded in the third quarter of this fiscal year. Management also determined that this amount did not materially impact the financial results for any individual quarter or year-to-date period within fiscal 2008 or fiscal 2007.

14.	Equity Investment

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

On November 30, 2007, the VIE defaulted on its first installment on a loan repayment to the Company in the amount of approximately $768,000. This default, coupled with other events

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

occurring in the second quarter of this year, including the loss of a major customer by the VIE and a request by the VIE for additional cash funding from the Company to finance ongoing operations, were deemed “triggering events,” indicating that the Company’s carrying value of its investment in this VIE may exceed its fair value. Therefore, an impairment test was performed in accordance with the guidance in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” that resulted in an impairment charge in the second quarter of fiscal 2008 in the amount of $3,454,000. This charge was included in “Investment (loss) income” in the Company’s Consolidated Statements of Operations.

Further, the loan receivable from the VIE in the amount of $3,167,000 was written off in the second quarter of this year because the Company believed the VIE could not generate sufficient cash flows from its operations to fund its debt repayments to the Company in consideration of the events occurring in the second quarter of this fiscal year, as described above. This loan receivable write-off was included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

This VIE had been in discussions with potential investors to secure funding. During the third quarter of fiscal 2008, it was determined that the additional funding would not be secured and that the VIE would be unable to finance ongoing operations. Accordingly, the remaining investment of $351,000 was deemed impaired in the third quarter, written off and included in “Investment (loss) income” in the Company’s Consolidated Statements of Operations.

15.	Subsequent Events

On February 18, 2008, Handleman Company announced that it accepted the resignation of Mr. Thomas C. Braum, Jr. from his position as Handleman’s Executive Vice President and Chief Financial Officer and that Mr. Khaled Haram will serve as Handleman’s Senior Vice President and Chief Financial Officer. Mr. Haram has been with Handleman Company since April 2006 when he was hired as Senior Vice President and Chief Information Officer. In 2007, he assumed the responsibility for Handleman United Kingdom. The Information Technology division will continue to report to Mr. Haram in his new role.

On March 11, 2008, the Company entered into a fifth amendment to its new credit agreements. See Note 6 of Notes to Consolidated Financial Statements for more information.

16.	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. In preparing its consolidated financial statements, the Company considered its ability to continue as a going concern due to its results of operations, borrowing availability under its credit agreements and its ability to successfully negotiate a longer-term credit amendment with its lenders to replace the fifth amendment to its credit agreements.

The Company has some ability to reduce or delay its capital expenditures and manage working capital to improve cash generated from operations. The Company’s current projections indicate that it will have sufficient cash flow to support its operations, fund working capital and capital expenditures, and satisfy debt service requirements through fiscal 2009, if it remains in compliance with its credit agreements and if its vendors do not significantly change vendor terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Absent a revised longer-term amendment, the Company would not comply with the terms of its credit agreements beyond May 31, 2008, and the lenders could accelerate repayment of the Company’s debt. If the Company is unable to generate additional funds through the sale of assets, subsidiaries or securities, or is unable to secure alternative financing, then its ability to continue as a going concern would be in doubt.

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

The Company’s category management business model is evolving, transitioning from strictly full category management services to offerings that may include any combination of services within its core competencies. This is evidenced by its new business arrangements related to fee-for-services distribution, field services and greeting cards. For the first nine months of fiscal 2008, revenues from category management operations represented 77% of the Company’s consolidated revenues.

Within the category management and distribution operations segment, the Company’s revenues can be categorized as follows: (i) Category Management Revenues – sales to customers who receive the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services includes assortment management utilizing the Company’s Channel of Choice intellectual software, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who receive only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company, such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements the customer does not purchase tangible product from Handleman Company. For the first nine months of fiscal 2008, revenues generated from full category management, greeting cards and fee-for-services represented 67%, 6% and 4% of the Company’s consolidated revenues, respectively.

Within the video game operations segment, the Company generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is primarily shipped directly to individual stores. For the first nine months of fiscal 2008, revenues generated with external customers from the video game operations represented 22% of the Company’s consolidated revenues.

Within the all other segment, the Company predominately generates revenues from the in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. For the first nine months of fiscal 2008, revenues generated with external customers from the all other segment represented 1% of the Company’s consolidated revenues.

The Company’s Handleman UK Limited (“Handleman UK”) subsidiary determined, in conjunction with its customer (ASDA), that their business relationship related to the greeting cards business would terminate effective May 2008. Under this arrangement, which began in October 2006, Handleman UK provided the distribution and servicing of greeting cards to ASDA stores. The Company expects improvement in operating income for Handleman UK because the gross margins related to this greeting cards business were insufficient to cover the related operating costs. Greeting card sales to ASDA represented $53.5 million or 6%, of the Company’s consolidated revenues for the first nine months of fiscal 2008 and $39.3 million, or 3%, of consolidated revenues for the fiscal year ended April 28, 2007.

On May 24, 2007, the Company announced that its subsidiary, Handleman UK, and ASDA decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Handleman UK continued to provide music category management and distribution services to ASDA through August 2007. Music and DVD sales to ASDA represented $57.3 million, or 15%, of the Company’s consolidated revenues for the first four months of fiscal 2008 (through the agreed upon termination date) and $268.0 million, or 20%, of the Company’s consolidated revenues during the fiscal year ended April 28, 2007. The Company expects an improvement in operating income for Handleman UK since the gross margins related to the ASDA music supply arrangement were insufficient to cover direct operating costs. As of January 31, 2008, the Company has realized a reduction in working capital attributable to the ASDA exited activities in the amount of approximately $41.5 million primarily related to inventory and accounts receivable. The cash generated from this reduction was used primarily to fund additional seasonal working capital requirements and support the video games operations. Handleman UK will continue to work with the music suppliers, its other customers in the UK and other outlets to dispose of its remaining inventory. This process is anticipated to be completed by the end of fiscal 2008.

See Note 3 of Notes to Consolidated Financial Statements for additional information related to the termination of the ASDA greeting cards and music supply arrangements.

Industry Outlook

The overall music industry continues to be impacted by digital distribution, downloading and piracy. The Company believes that this trend has increased significantly during the last few years and believes the trend is likely to continue until the music industry is able to develop a solution that encourages the legal consumption of music and provides a physical music product that is appealing to consumers. Even with a solution, physical music product is likely to face a continued downward trend as recent technological developments have made it easier for consumers to purchase music in a non-physical format. While the Company believes that there is a continued relevance for physical music product consumption, there has been a trend by mass retailers towards reducing the amount of floor space dedicated to physical music product and pursuing investments in digital modes of music delivery. As a result, another developing trend is the consolidation of the physical music distribution channel. Handleman believes that presently, its systems and intellectual capital will help it maintain a presence in the music distribution market. As contraction in the music industry continues, the Company believes that mass merchant retailers will more aggressively evaluate whether they should further reduce and consolidate the vendors servicing their music category. Handleman cannot, however, make any assurances regarding the trends of the music industry or its role in the music distribution channel.

The Company’s revenues have declined in each of its major markets as a result of the deterioration in the music industry, and the Company expects this downward trend to continue. The Company is unable to quantify the impact on future earnings and liquidity, although both will be negatively impacted by this downward trend.

To respond to waning music sales, the Company will continue its efforts to diversify its business, leveraging its core competencies of logistic services within its automated distribution centers, in-store field services, and intellectual services represented by the Company’s category management systems and processes, as well as considering strategic alliances and other business alternatives. Beginning in fiscal year 2008, the Company began operating under a new fee-for-services model with another major retailer in the UK. Under this model, Company revenues are generated from the distribution and in-store servicing of retailer-owned music, video and video game product. The Company is reviewing several opportunities including leveraging the Company’s RFID scanning technology capabilities, which capture and manage product data on an individual item level at a high rate of speed; expanding into product lines with characteristics similar to music, including a large number of SKU’s, unique assortment for each store based on demographics, reverse logistics (the return of product from customers’ retail locations), shipping less than case-pack quantities of shelf-ready product and multiple suppliers; and growing different business models such as direct-to-consumer fulfillment. However, the decline in the Company’s gross margin resulting from the reduction in sales of physical music product has significantly exceeded its ability to develop new revenue sources. This trend is expected to continue.

During fiscal years 2007 and 2008, the Company implemented cost reduction plans to reduce expenses and streamline operations. The plans included work force reductions; the consolidation of the operations of two U.S. automated distribution facilities into one facility; the reduction of benefit programs and realigning medical plans; initiatives to reduce customer product returns; and various other cost reduction initiatives. Cost reductions are also anticipated in variable expenses as a result of a decrease in sales volume. On a go forward basis, the Company expects to realize annual company-wide cost savings in selling, general and administrative expenses of approximately $50-$60 million as a result of these initiatives excluding any one-time expenses incurred. Included in this range are newly identified cost savings initiatives which are expected to be implemented in fiscal 2009. The Company cannot, however, make any assurances regarding the actual cost savings.

Results of Operations

The Company’s third quarter and first nine months of this fiscal year consisted of 14 and 40 weeks, respectively, whereas the comparable periods last year consisted of 13 and 39 weeks, respectively. The Company’s fiscal year 2008 will end on May 3, 2008 and will consist of 53 weeks, whereas its fiscal year 2007 ended on April 28, 2007 and consisted of 52 weeks.

Consolidated revenues for the third quarter of fiscal 2008, which ended on January 31, 2008, were $346.9 million, compared to $485.0 million for the third quarter of fiscal 2007, which ended January 31, 2007. Revenues in the category management and distribution operations segment decreased to $245.6 million in the third quarter of this fiscal year from $391.5 million during the same period last year. This decrease was primarily due to revenues from music and video category management. The discontinuance of the ASDA music supply arrangement in the UK resulted in a revenue decline of $113.7 million in the third quarter of this fiscal year. In addition, the U.S. continued to experience weaknesses in the music market which resulted in $63.5 million decrease in revenues. These declines were offset, in part, by increases in UK music and video category management of $9.1 million related to non-ASDA customers. The distribution and servicing of the greeting cards business in the UK had a slight decrease in revenues of $0.2 million. Revenues from the fee-for-services model generated $16.5 million, chiefly related to a new arrangement to distribute and service entertainment product for a key retailer in the UK, which began in the first quarter of fiscal 2008.

Revenues in the video game operations segment were $95.8 million in the quarter ended January 31, 2008, compared to $88.5 million in the quarter ended January 31, 2007. This increase was primarily due to (i) a $12.3 million improvement in shipments of hardware bundles that combine a video game console with software titles and/or game accessories, (ii) increased exclusive distribution revenues of $9.2 million driven by the initiative in the current fiscal year to secure additional exclusive distribution arrangements related to video game software products, (iii) increased front line video game software revenues of $3.1 million due to the popularity of the Wii and PS3 video game hardware platforms, and (iv) increased revenues related to internally developed video game software of $1.9 million. These increases were partially offset by a decrease in budget software video games of $15.4 million driven by a successful promotional program in fiscal 2007, which resulted in increased value software sales in last year’s third quarter, and a decline in video game hardware revenues of $3.7 million due to the release of new hardware platforms in the third quarter of last fiscal year, which resulted in increased revenues last year.

Consolidated revenues for the first nine months of fiscal 2008 were $936.6 million, compared to $1,055.9 million for the first nine months of 2007. Revenues in the category management and distribution operations segment decreased to $718.0 million for the first nine months of this year from $878.0 million during the same period last year. Revenues in the video game operations segment were $206.0 million for the first nine months of fiscal 2008, compared to $164.5 million for the comparable period last year.

Consolidated direct product costs as a percentage of revenues was 81.0% for the third quarter ended January 31, 2008, compared to 85.1% for the third quarter ended January 31, 2007. This decrease in consolidated direct product costs as a percentage of revenues was substantially driven by decreases in the category management and distribution operations, and the video game operations segments. Direct product costs as a percentage of revenues in the category management and distribution operations segment decreased to 79.5% from 83.5% last year. This decrease was primarily due to fee-for-services revenues in the UK in the third quarter of this fiscal year, which carry lower direct product costs as a percentage of revenues than the Company’s consolidated direct product costs as a percentage of consolidated revenues. This favorable decrease was partially offset by minor increases in direct product costs as a percentage of revenues in the U.S. and Canada of 0.5% and 1.8%, respectively, mainly due to the mix of product shipped during the third quarter of this fiscal year. Direct product costs as a percentage of revenues in the video game operations segment decreased to 86.6% during the third quarter ended January 31, 2008 from 91.9% in the third quarter ended January 31, 2007. This favorable change was predominately due to lower overall costs associated with the higher revenues from internally developed video game software titles during the third quarter of this year, compared to the comparable period last year. Consolidated direct product costs for the third quarters of fiscal 2008 and 2007 included costs associated with acquiring and preparing inventory for distribution of $3.5 million and $4.5 million, respectively.

Direct product costs as a percentage of revenues was 82.7% for the first nine months of fiscal 2008, compared to 84.9% for the first nine months of fiscal 2007. Direct product costs for the first nine months of fiscal 2008 and 2007 included costs associated with acquiring and preparing inventory for distribution of $11.5 million and $15.0 million, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses were $57.9 million, or 16.7% of revenues, for the third quarter of fiscal 2008, compared to $64.6 million, or 13.3% of revenues, for the third quarter of fiscal 2007. This decrease was predominately the result of lower corporate SG&A expenses as well as a reduction in category management and distribution operations segment SG&A expenses. Corporate SG&A expenses decreased to $12.2 million in the quarter ended January 31, 2008 from $17.5 million in the quarter ended January 31, 2007. This decrease was primarily related to a reduction of $1.7 million in corporate expenses related to the Company’s cost cutting initiatives, a decrease in stock-based compensation expense of $1.2 million (resulting from a decrease in the price of the Company’s common stock), $1.1 million in foreign exchange gains related to intercompany accounts receivable and accounts payable balances, and lower outside information technology costs of $0.9 million. These reductions were partially offset by an increase in third-party consulting expenses of $0.4 million. SG&A expenses in the category management and distribution operations segment decreased to $37.7 million in the third quarter of this year from $39.9 million during the same period last year. This change was primarily attributable to lower expenses in the U.S. of $2.4 million; mainly a result of the Company’s cost cutting initiatives. Additionally, SG&A expenses in the UK decreased slightly to $15.6 million in the third quarter this year from $15.8 million in the same period last year. SG&A expenses related to the fee-for-services business arrangement with a key retailer in the UK added $6.4 million in expenses this fiscal year. Also included in SG&A expenses this fiscal year was a charge of $1.4 million related to the impairment of fixed assets resulting from the upcoming discontinuance of the greeting cards business with ASDA in May 2008. These increases were offset by lower SG&A costs due to the discontinued music supply arrangement with ASDA, which ended in August 2007.

Consolidated SG&A expenses for the first nine months of this year were $179.1 million, or 19.1% of revenues, compared to $179.8 million, or 17.0% of revenues, for the first nine months of last year.

Income before interest expense, investment (loss) income and income taxes (“operating income”) for the third quarter of fiscal 2008 was $8.0 million, compared to operating income of $7.8 million for the third quarter of fiscal 2007.

Operating loss for the first nine months of this year was $16.6 million, compared to a loss of $20.0 million for the first nine months of last year.

Interest expense for the third quarter of fiscal 2008 increased to $3.5 million from $2.7 million for the third quarter of fiscal 2007. Interest expense for the first nine months of fiscal 2008 was $9.9 million, compared to $5.9 million for the comparable prior year period. This increase was a result of borrowings under the Company’s new credit agreements, which carry higher interest rates than those previously incurred under its previous credit facility, which was terminated on April 30, 2007.

Investment (loss) income for the third quarter of fiscal 2008 was a loss of $0.2 million, compared to income of $0.9 million for the third quarter of fiscal 2007. Investment (loss) income for the first nine months of fiscal 2008 was a loss of $1.9 million, compared to income of $1.4 million for the first nine months of fiscal 2007. These decreases were predominately due to an impairment charge related to the Company’s minority interest in an equity investment totaling $3.8 million, of which $0.3 million was recorded in the third quarter of fiscal 2008, and $3.5 million was recorded in the second quarter of fiscal 2008. During the first quarter of 2008, the Company recorded investment income of $1.0 million related to gains on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company has received total proceeds of $5.3 million and anticipates receiving additional proceeds of $0.4 million through September 2009, subject to general tax and indemnification claims.

The effective income tax rates for the third quarters of fiscal 2008 and 2007 were 44.5% and 30.3%, respectively. The effective income tax rate for the first nine months of fiscal 2008 was (10.0)%, compared to 34.9% for the same period last year. No income tax benefits were recorded on operating losses incurred during the third quarter and first nine months of fiscal 2008 due to the Company’s uncertainty as to whether these benefits would be realized in the future. The Company does not receive income tax benefit from operating losses incurred in certain taxing jurisdictions and income tax expense related to reserves provided for uncertain tax benefits. The income tax expense recorded in the third quarter and first nine months of this fiscal year resulted from income taxes related to taxable income in certain foreign taxing jurisdictions and an additional valuation allowance recorded on deferred tax assets. The additional valuation allowance was driven by the Company’s filing of its fiscal 2007 income tax return in the third quarter of this fiscal year, because it determined that it insufficiently estimated timing differences when preparing the income tax provision for the fiscal year ended April 28, 2007. As a result, additional income tax expense of $376,000 was recorded in the third quarter of this fiscal year. The lower income tax rate in the third quarter of fiscal 2007 was mainly due to the anticipated mix of forecasted annual earnings for fiscal 2007 within the taxing jurisdictions in which the Company operates.

For the third quarter of fiscal 2008, the Company had net income of $2.4 million, or $0.12 per diluted share, compared to net income of $4.2 million, or $0.21 per diluted share, for the third quarter of fiscal 2007.

The Company had a net loss for the first nine months of fiscal 2008 of $31.2 million, or $1.54 per diluted share, compared to a net loss of $16.0 million, or $0.79 per diluted share, for the first nine months of fiscal 2007.

Other

Accounts receivable at January 31, 2008 was $175.4 million, compared to $236.1 million at April 28, 2007. This decrease was mainly due to a $52.1 million decline in the UK accounts receivable balance related to the discontinuance of the ASDA music and video category management business.

Property and equipment, net decreased to $56.8 million at January 31, 2008 from $65.1 million at April 28, 2007. This decrease was predominately due to higher accumulated depreciation for the first nine months of this fiscal year, mainly driven by the assets related to the fee for services business in the UK, and an impairment charge of $1.4 million on UK fixed assets related to the upcoming discontinuance of the greeting cards business.

Other assets, net decreased to $10.2 million at January 31, 2008 from $20.2 million at April 28, 2007. This decrease was mainly the result of the reclassification of assets related to the Company’s SERP to “Other current assets” due to settlement payments that occurred during the third quarter of this fiscal year, which contributed $5.5 million to the change in other assets, net. Also, during the first nine months of this fiscal year, the Company’s minority interest in an equity investment decreased $4.1 million.

Accounts payable was $145.5 million at January 31, 2008, compared to $159.4 million at April 28, 2007. This decrease was primarily due to a $27.1 million decrease in the UK accounts payable balance related to the discontinuance of the ASDA music supply arrangement, as previously discussed.

During the third quarter of fiscal 2008, the Company did not repurchase any shares of its common stock. As of January 31, 2008, the Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors. The credit agreements restrict the Company from repurchasing its common stock unless it achieves certain performance levels. At this time, the Company has no plans to resume stock repurchases. See Note 6 of Notes to Consolidated Financial statements for additional information related to these credit agreements.

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

The credit agreements have several operating and financial covenants that include restrictions on dividends and share repurchases, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales. In addition, Handleman must maintain a minimum excess availability, which is subject to increase, in order to borrow under these agreements. Also, if Handleman does not maintain other additional availability levels, as stated in these agreements, then the agreements require that the Company achieve established EBITDA (earnings before interest, taxes, depreciation and amortization) levels on a trailing twelve-month basis prior to permitting borrowings under these agreements. Based on covenants within the agreements, the Company does not expect to pay dividends or repurchase stock during its fiscal year 2008. Management believes the credit agreements dated April 30, 2007, as amended, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations through the amendment period. See Note 6 of Notes to Consolidated Financial Statements for additional information related to these two credit agreements.

On March 11, 2008, the Company entered into a fifth amendment to the credit agreements. Management believes the revolving credit agreement dated April 30, 2007, as amended on March 11, 2008, along with cash provided from operations, will provide sufficient liquidity to fund the Company’s day-to-day operations for the amendment period. While the Company intends to revise the terms of its credit agreements based on its fiscal 2009 budget, the Company cannot make any assurances that it will reach an agreement with its lenders. See Note 6 of Notes to Consolidated Financial Statements for additional information related to the new credit agreements.

Absent a revised longer-term amendment, the Company would not comply with the terms of its credit agreements beyond May 31, 2008, and the lenders could accelerate repayment of the Company’s debt. If the Company is unable to generate additional funds through the sale of assets, subsidiaries or securities, or is unable to secure alternative financing, then its ability to continue as a going concern would be in doubt.

The Company had borrowings of $90.0 million and $106.9 million outstanding as of January 31, 2008 and April 28, 2007, respectively, both of which were classified as current liabilities at each of these balance sheet dates.

As of January 31, 2008, the Company had excess availability under its credit agreements to borrow an additional $5.6 million. After the holiday season, as anticipated, the Company experienced a significant reduction in its collateral assets, primarily due to its collection of accounts receivable balances and an overall reduction in inventory levels, as well as a significant increase in its cash position. This reduction in working capital led to the Company’s request for a fifth amendment and had been discussed with the Company’s lenders in advance of its occurrence. This amendment will assist both the Company and its lenders in negotiating a longer-term amendment with terms that are mutually acceptable. The Company was required to pay $20.0 million of its Term A Loan debt on March 4, 2008 based on the amount of its cash balances as of that date. A prepayment premium associated with this early debt repayment in the amount of $1.6 million was incurred.

Net cash provided from operating activities for the nine months ended January 31, 2008 was $54.6 million, compared to net cash used by operating activities of $17.0 million for the same nine-month period of last year. This increase was predominately due to favorable year-over-year changes in accounts receivable balances, operating asset and liability balances, inventory balances and non-cash charges of $97.1 million, $24.4 million, $12.0 million and $2.7 million, respectively. The improvements in working capital items, specifically accounts receivable and inventory, were related to the discontinuation of the Company’s music supply arrangement with a retailer in the UK, as previously discussed. These increases were partially offset by unfavorable year-over-year changes in accounts payable balances and net income of $49.3 million and $15.2 million, respectively. Contributing to the unfavorable change in accounts payable balances was $47.1 million of checks issued in excess of cash balances at January 31, 2007, which, were classified as a financing activity, since under the Company’s previous loan agreement, bank overdrafts would be payable under that facility. Under its new loan agreement, bank overdrafts will not be honored by the bank if sufficient funds do not exist to cover payment of the overdraft, and therefore, checks issued in excess of cash balances, when in existence, are classified as an operating activity. The Company had checks issued in excess of cash balances in the amount of $4.5 million as of January 31, 2008.

Net cash used by investing activities was $18.6 million for the nine months ended January 31, 2008, compared to net cash used by investing activities of $33.2 million for the nine months ended January 31, 2007. This decrease in cash used by investing activities was mainly a result of decreased spending on property and equipment of $17.3 million, lower cash investments in REPS and other equity investments during the first half of fiscal 2007 totaling $2.2 million, and proceeds received during the first nine months this year from sales of investments totaling $1.2 million, offset in part by increased spending on software development costs and licensed rights of $6.1 million during the first nine months this year over the comparable prior year period.

Net cash used by financing activities was $23.6 million for the nine months ended January 31, 2008, compared to net cash provided from financing activities of $43.8 million for the comparable nine-month period of last year. This decrease in cash provided from financing activities was primarily a result of $47.1 million of checks issued in excess of cash balances at January 31, 2007, which were classified as a financing activity in the prior fiscal year, as previously explained, a decrease in net debt issuances of $18.2 million over the same period last year and financing related fee disbursements of $6.8 million in the first nine months of this year, partially offset by a decline in dividends paid of $4.8 million from the prior year.

The Company had no significant off-balance sheet arrangements as of January 31, 2008.

* * * * * * * * *

Information in this Form 10-Q contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, the ability to secure funding beyond the Company’s fifth amendment, the ability to generate sufficient cash required to build or grow its business, the ability to comply with all lending covenants, achievement of cost savings strategies identified or in the process of being implemented, risks associated with the Company’s responsibilities required under its agreement with Tesco PLC, improving operating performance after the termination of the Company’s music supply agreement with ASDA and generating cash from reducing working capital investment, achieving the business integration objectives expected with the Crave and REPS acquisitions, changes in the music and console video game industries, continuation of satisfactory relationships with existing customers and suppliers, establishing satisfactory relationships with new customers and suppliers, effects of electronic commerce inclusive of digital music and console video game distribution, success of new music and video game releases, dependency on technology, ability to control costs, relationships with the Company’s lenders, pricing and competitive pressures, dependence on third-party carriers to deliver products to customers, the occurrence of catastrophic events or acts of terrorism, retaining and/or recruiting key executives, certain global and regional economic conditions, and other factors discussed in this press release and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows by lowering its overall borrowings. In the past, the Company has occasionally utilized interest rate swaps to reduce risk, effectively converting a portion of its variable rate exposure to fixed interest rates. The Company had no such agreements in effect as of January 31, 2008.

LIBOR is the rate upon which the Company’s variable rate debt is principally based. If LIBOR changed by +/- 1% for the first nine months of fiscal 2008, the Company’s loss before income taxes would have changed by approximately +/- $0.8 million based on the Company’s average outstanding debt for the first nine months of fiscal 2008 of $100.3 million.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of January 31, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

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

REMEDIATION OF THE MATERIAL WEAKNESS IN INTERNAL CONTROL

OVER FINANCIAL REPORTING

In order to address the material weakness identified as of April 28, 2007, during the first quarter of fiscal 2008, management implemented additional controls and procedures related to complex and/or non-routine tax matters to ensure they are in accordance with generally accepted accounting principles. These additional controls and procedures included:

•	the engagement of an outside party to consult related to all complex and non-routine tax matters; and

•	communication between the Tax Department and the Corporate Controller to review the accuracy of the financial reporting related to complex and non-routine tax matters.

The Company must test the controls for a sufficient period of time before the Company can determine whether it has remediated the material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has not made any changes in control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the third fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting .

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

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s business, financial condition, operating results and cash flows. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended April 28, 2007. Based on the status of the industry, Handleman believes that there is a significant increase in the risk associated with the following risk factors:

Indebtedness and Compliance with Debt Covenants – As of January 31, 2008, Handleman Company had $90.0 million of outstanding indebtedness, all of which was classified as a current liability. On April 30, 2007, subsequent to Handleman’s fiscal year end, Handleman re-financed the indebtedness and entered into certain new credit agreements that contain several operating and financial covenants, including weekly borrowing base certifications, as well as restrictions on distributions and dividends, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales.

The level of indebtedness and the associated covenants have several effects on the Company’s future operations including, but not limited to the following:

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

Handleman’s ability to meet its debt service obligations and to reduce its total indebtedness is dependent upon its performance. Although the Company prepared a forecast for fiscal 2008 based on its expectations regarding its business and associated operating expense and capital spending levels, the actual results differed to such an extent that Handleman breached an affirmative covenant related to its working capital, which negatively impacted its liquidity. On

March 11, 2008, Handleman and its lenders entered into a fifth amendment to its credit agreements. Handleman believes that during the amendment period, it will enter into a longer-term amendment with its lenders that will provide the Company with sufficient liquidity to operate through fiscal 2009. The Company cannot, however make any assurance that it will enter into a longer-term amendment with its lenders at all or without incurring significant costs. Further, Handleman cannot make any assurances that it can meet the requirements of its existing debt arrangements.

If Handleman fails to comply with the covenants and requirements of its credit agreements as amended or if its fails to secure a longer-term amendment, then it may result in Handleman being in default, with respect to the related debt, and could lead to acceleration of that debt or any instruments evidencing indebtedness that contain cross-acceleration and cross-default provisions. In such case, Handleman cannot provide any assurance that it would be able to refinance or otherwise repay that indebtedness.

Customer Concentration – Handleman Company generally does not have formal contracts with its customers, and either party may discontinue such relationships any time without penalty. The discontinuance of, or a significant unfavorable change in, the relationship with either of the Company’s two largest customers would have a materially adverse effect upon the Company’s future sales and earnings. The Company’s two largest customers represented approximately 77% of the Company’s consolidated revenues during fiscal 2007. As discussed in Note 3 of Notes to Consolidated Financial Statements, Wal-Mart Stores, Inc.’s subsidiary, ASDA, and the Company have decided not to continue its relationship with the Company in the United Kingdom in any category. Additionally, Kmart has notified its music suppliers of its intention to realign its music department in response to the contraction of the music category. In addition, Wal-Mart Stores, Inc. and other retailers have reduced retail store space dedicated to music product from time to time in the past, and may again in the future.

Effective Execution of the Company’s Business Growth Strategy – The Company bases its growth strategy on leveraging its core competencies of intellectual services, field services and logistic services. The Company has identified three growth platforms – expanding its core category management and distribution business model with existing and new customers; extending its core competencies within adjacent categories, markets and channels; and identifying strategic transactions aligned with its core competencies. It is uncertain as to whether Handleman will have the resources or the ability to implement a material growth strategy to offset the rapid decline in its core business. The Company’s future operating results will depend, among other things, on its success in implementing its strategic growth plan, including the completion of its integration of its recent acquisitions.

Ability to Remain Listed with the New York Stock Exchange – The Company’s daily closing price of our common stock has recently traded below $1.22 per share and our market capitalization has declined to levels that may impact our ability to continue to comply with the New York Stock Exchange listing requirements. If the Company was unable to maintain compliance with the New York Stock Exchange listing requirements, then the New York Stock Exchange would delist the Company and it would have to register for listing on the Over the Counter Exchange. This could materially impact the Company’s ability to raise capital resources needed for future operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The Company did not repurchase any shares of its common stock during the first nine months of fiscal 2008. The Company has repurchased 2,044,000 shares or 63% of the shares authorized under the current share repurchase program, as of January 31, 2008. Pursuant to Handleman Company’s new credit agreement as previously discussed and as described in Note 6 of Notes to Consolidated Financial Statements, the Company is prohibited from repurchasing its common stock unless certain performance levels are achieved. At this time, it is not expected that share repurchases will resume.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1 – Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent.

Exhibit 10.2 – Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent.

Exhibit 10.3 – Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent.

Exhibit 10.4 – Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent.

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

HANDLEMAN COMPANY

DATE: March 11, 2008	BY:	/s/ A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: March 11, 2008	BY:	/s/ Khaled Haram
KHALED HARAM Senior Vice President and Chief Financial Officer (Principal Financial Officer)