Form 10-K
period 2008-05-03
HANDLEMAN CO /MI/
filed 2008-08-13
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-7923

HANDLEMAN COMPANY

(Exact name of registrant as specified in its charter)

MICHIGAN	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

500 Kirts Boulevard, Troy, Michigan	48084-5225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 248-362-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK $.01 PAR VALUE	PINK SHEET ELECTRONIC QUOTATION SERVICE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of October 27, 2007 was $41,213,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of July 11, 2008 was 20,450,893.

DOCUMENTS INCORPORATED BY REFERENCE

Handleman Company’s definitive Proxy Statement to be filed for the 2008 Annual Meeting of Shareholders is incorporated by reference into Part III, with the exception of the Corporate Governance and Nominating Committee Charter and the Audit Committee Charter contained therein.

HANDLEMAN COMPANY

PART I

Item 1.	BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the “Company” or “Handleman” or “Registrant”), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937. Handleman Company operated as a category manager and distributor of prerecorded music and console video game hardware, software and accessories to leading retailers in the United States (“U.S.”), United Kingdom (“UK”) and Canada.

Copies of the Forms 10-K, Forms 10-Q, Forms 8-K, all amendments to those reports and certain other materials are available, as soon as reasonably practicable after said material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge on the Registrant’s website, www.handleman.com.

RECENT DEVELOPMENTS

In recent years, music industry sales have declined at double-digit rates as the industry was impacted by digital distribution, downloading and piracy. In addition, the Company’s gross margins were compressed because lower-margin promotional products became a greater proportion of annual sales. This level of continued erosion of CD music sales is expected to continue into the foreseeable future. In response to this dramatic decline, the Company implemented significant cost reduction plans to reduce expenses and streamline operations. These plans included work force reductions; the consolidation of the operations of two U.S. automated distribution facilities into one facility; the reduction of benefits programs and realignment of medical plans; initiatives to reduce customer product returns; and various other cost cutting initiatives. However, the reduction in music sales volume and the loss of gross margin outpaced the Company’s ability to reduce overhead costs; as a result, the Company experienced steep operating losses in the past two fiscal years.

The Company’s customers have responded to the decline in music industry sales by contracting the amount of retail space devoted to music sales.

Additionally, the Company violated certain debt covenants within its credit agreements in the fourth quarter of fiscal 2008, which ended May 3, 2008. Those violations were cured soon thereafter by an amendment to the credit facilities. In recent months, trade creditors have expressed concern about whether the Company might be contemplating or be required to file a bankruptcy proceeding. As a result, the Company became concerned about whether it would have access to sufficient financing and vendor credit to meet its business needs.

As a result of concerns about the prospects for the music business and the availability of financing, in April 2008 the Board of Directors of the Company approved that management proceed with the sale of the U.S. and Canadian operations, which were actively being marketed as of May 3, 2008. On June 2, 2008, Handleman announced that it is exiting the music business in North America and that it had sold a portion of its U.S. inventory and its U.S. music business related to Wal-Mart Stores, Inc. (“Wal-Mart”) to Anderson Merchandisers L.P. (“Anderson”). Handleman also announced that it will work with its other non-Wal-Mart U.S. customers to achieve a smooth transition to other music suppliers, which is expected to occur by the end of August 2008. Further, Handleman executed a definitive agreement with Anderson in July 2008 for the sale of all of the inventory and fixed assets and all operations of its Canadian subsidiary, Handleman Canada. The closing on the sale of assets of Handleman Canada is subject to Canadian regulatory approval, which the parties expect to receive in the second quarter of fiscal 2009; the closing will occur shortly thereafter.

Handleman’s other operations include Crave Entertainment Group, Inc. (“Crave”), a full-service distributor of video game software, hardware and related accessories, and a specialty video game publisher; Handleman UK Limited (“Handleman UK”), a UK-based distributor and store merchandiser of music, video, books, computer games and other products; Artist to Market Distribution (“A2M”), an independent music distributor that works directly with branded artists and artists’ management to streamline the supply chain and deliver new music product to the marketplace at a lower cost; and REPS LLC (“REPS”), a national in-store merchandiser.

Handleman retained the investment banking firm W.Y. Campbell & Company in April 2008 for the purpose of exploring a possible sale or other strategic options for Crave. In June 2008, an Offering Memorandum was completed and the Company began actively marketing Crave for sale at that time. In the first quarter of fiscal 2009, the Company also broadened the scope for W.Y. Campbell & Company to include strategic initiatives related to REPS as well.

Further, Handleman is in discussions and has reached an agreement in principle with Tesco Stores Limited (“Tesco”) in the UK regarding the sale of certain of its Handleman UK assets and operations. Handleman has also signed an agreement for the sale of A2M assets in July 2008 for $357,000, which primarily included inventory and intellectual property.

Handleman believes that its decision to exit the music business was the best strategic decision for its shareholders. Further, Handleman believes that cash provided from operations and the sale of assets could provide sufficient liquidity to fund the Company’s day-to-day operations provided the Company is able to sell its assets within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s liquidity would be dependent on further amendments to its credit agreements or securing alternative funding. If the Company is able to generate cash proceeds in excess of what is needed to satisfy the Company’s debt obligations, the Company is considering the possibility of distributing any such proceeds to shareholders rather than pursue reinvestment opportunities.

Credit Agreements

On April 30, 2007, Handleman and certain of its subsidiaries entered into two five-year credit agreements, as amended, that constituted a $250 million multi-tranche credit facility. These agreements contain several operating and financial covenants that include restrictions on dividends and share repurchases, acquisitions and investments, indebtedness, prepayments, liens and affiliate transactions, capital structure and business, guaranteed indebtedness and asset sales. In addition, Handleman must maintain a minimum excess availability in order to borrow under these agreements. The level of indebtedness and the associated covenants affect the Company’s operations.

Management believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets within a reasonable period of time. If the Company receives substantially less than anticipated, the Company’s liquidity would be dependent on further amendments to its credit agreements or securing alternative funding. If these actions are unsuccessful, then the Company’s ability to continue as a going concern could be in doubt. See the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, and Note 8 of Notes to Consolidated Financial Statements for detailed information related to the new credit agreements.

Stock Delisting

Effective March 26, 2008, Handleman Company’s stock began trading on the Pink Sheet Electronic Quotation Service, trading symbol “HDLM.PK”. Prior to March 19, 2008, Handleman’s stock traded on the New York Stock Exchange Euronext (“NYSE”), under the symbol “HDL.” Handleman’s stock was delisted by the NYSE prior to the NYSE market opening on March 25, 2008. The NYSE’s determination resulted from the Company’s average market capitalization over a consecutive thirty trading-day period being below the NYSE minimum quantitative continued listing criteria of $25 million.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As discussed in Notes 2 and 8 of Notes to Consolidated Financial

Statements, the Company has been unable to obtain additional financing to satisfy its operating and capital requirements through May 2, 2009. In addition, in April 2008, the Company’s Board of Directors approved exiting the music business in North America. The Company announced this decision in the first quarter of fiscal 2009, along with the announcement that it began marketing its Crave subsidiary, selling certain assets in the United Kingdom, as well as seeking other strategic alternatives for its remaining entities. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm issued a going concern audit opinion on the Company’s financial statements as of May 3, 2008.

ASDA Supply Arrangements

During the third quarter of fiscal 2008, Handleman UK determined, in conjunction with its customer ASDA, a subsidiary of Wal-Mart Stores, Inc., that their business relationship related to the greeting cards business would terminate in May 2008. Under this arrangement, which began in October 2006, Handleman UK provided the distribution and servicing of greeting cards to ASDA stores. The Company was unable to negotiate a fee arrangement with ASDA that would be sufficient to cover the related operating costs. Greeting card sales to ASDA represented $71.4 million of the Company’s consolidated revenues for the fiscal year ended May 3, 2008 (“fiscal 2008”) and $39.3 million of consolidated revenues for the fiscal year ended April 28, 2007 (“fiscal 2007”).

During the first quarter of fiscal 2008, the Company announced that Handleman UK and ASDA decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CD’s and, to a limited extent, DVD’s to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Handleman UK continued to provide music category management and distribution services to ASDA through August 2007. Sales to ASDA under the music supply arrangement represented $57.3 million of the consolidated revenues for the first four months of fiscal 2008 (through the agreed upon termination date), and $268.0 million of the Company’s consolidated revenues during fiscal 2007.

Tesco Supply Agreement

Handleman UK began providing distribution, replenishment and store merchandising services to Tesco in support of its entertainment business - specifically music, video and video games in the first quarter of fiscal 2008. Tesco, the largest supermarket and general merchandise retailer in the United Kingdom, is also one of the world’s leading international retailers. Under the arrangement, Tesco retained ownership title to the inventory, which was housed in and distributed from a Handleman UK distribution facility. This arrangement was characterized as a fee-for-service model, whereby Handleman UK’s revenue was based upon fee per unit charges related to distribution services and hourly rate charges related to merchandising services provided by Handleman UK’s field sales organization. This agreement allowed Handleman Company to extend its core services to over 700 Tesco stores in the United Kingdom. Revenues for this new business model with Tesco generated $50.0 million of consolidated revenues for the Company since inception in the first quarter of fiscal 2008.

Subsequently, in the first quarter of fiscal 2009, Handleman began actively marketing for sale certain Handleman UK assets, began negotiations and reached an agreement in principle to sell certain assets and operations of Handleman UK related to the Tesco business, and certain of the Company’s corporate intellectual properties to Tesco. Following its discontinuance of business with ASDA and Tesco, Handleman UK will have no on-going business operations and Handleman UK will be wound down as quickly as possible.

Change in Certifying Accountant

On March 20, 2008, the Company’s Board of Directors approved Grant Thornton LLP as its new independent registered public accounting firm, replacing PricewaterhouseCoopers LLP. During the Company’s fiscal years ended April 29, 2006 and April 28, 2007 and through March 20, 2008, Grant Thornton LLP served as the independent registered public accounting firm for the Company’s benefit plans.

Change in Executive Management

On November 28, 2007, Mr. Stephen Strome resigned from his position as Chief Executive Officer and as a Director for Handleman’s Board of Directors. Handleman appointed Mr. Albert A. Koch as President and Chief Executive Officer, through Handleman’s engagement of AP Services, LLC. AP Services is affiliated with Alix Partners, a financial advisory and consulting firm, where Mr. Koch is Vice Chairman, Managing Director and Partner.

On February 18, 2008, Thomas C. Braum resigned from his position as Executive Vice President and Chief Financial Officer. Handleman appointed Mr. Khaled Haram who served in that role until June 30, 2008. Mr. Haram had been with Handleman Company since April 2006 when he was hired as Senior Vice President and Chief Information Officer. In 2007, he assumed the responsibility for Handleman UK. On June 30, 2008, Handleman appointed Ms. Rozanne Kokko as Senior Vice President and Chief Financial Officer to replace Mr. Haram who had resigned. Ms. Kokko has been with Handleman since 1997 when she was hired as Director of Internal Audit. During her 11 years at Handleman, she has held positions in both business and finance including, Senior Vice President, Finance and National Team; Vice President General Manager for the Wal-Mart U.S. Customer Team in Bentonville, Arkansas; Vice President, General Manager for the National Customer Team, which included Kmart, Shopko and Pamida; and Vice President of Finance.

DESCRIPTION OF BUSINESS

During fiscal 2008, Handleman Company had the following reporting segments: category management and distribution operations, video game operations and all other. As a category manager and distributor of product, the Company created value for its customers by leveraging its core competencies of logistic services, field services and intellectual services. During fiscal 2008, the Company predominately provided full category management services for prerecorded music product to leading retail chains in the U.S., Canada and UK. As discussed previously, the Company has substantially exited or is exiting the music category management and distribution operations in the U.S. and Canada during fiscal 2009. In accordance with accounting guidance, the U.S. and Canadian operations have been classified as discontinued operations for financial reporting purposes. The video game operations are related to Crave and the all other segment primarily represents REPS.

The following table sets forth revenues from continuing operations and the percentage contribution to consolidated revenues for fiscal 2008 and 2007 (in millions of dollars):

	Fiscal Years Ended
	May 3, 2008 (53 weeks)	April 28, 2007 (52 weeks)
Category management and distribution operations	$219.5	$322.7
% of Total	44.4	57.8
Video game operations	259.6	219.7
% of Total	52.5	39.3
All other	44.2	45.2
% of Total	8.9	8.1
Corporate income, including eliminations	(28.7)	(29.2)
% of Total	(5.8)	(5.2)

Total revenues from continuing operations	$494.6	$558.4

Category Management and Distribution Operations

As a category manager and distributor of pre-recorded music, the Company created value for its customers by leveraging its core competencies of intellectual services, field services and logistic services. Using these competencies, the Company managed the selection, acquisition, delivery, retail ticketing, display and return of music product for the Company’s retail customers’ (“retailers”) stores. The Company distributed throughout vast geographic regions, but adapted individual store selections to local tastes.

The music industry, in which the Company predominately operated, is seasonal in nature. As a result, certain working capital items have been higher at some interim reporting dates than at others. For example, inventory and accounts payable were typically higher at the end of the Company’s second quarter as a result of increased inventory purchases in anticipation of higher holiday season shipments, whereas accounts receivable was typically higher at the end of the Company’s third quarter due to holiday season shipments not yet paid by customers.

Vendors

The Company purchased from many different vendors. The volume of purchases from individual vendors fluctuated from year to year based upon the salability of selections being offered by such vendors. Though a small number of major, financially sound vendors accounted for a high percentage of purchases, Handleman selected product from a variety of additional vendors in order to maintain the appropriate product selection for its customer’s consumers.

As the public’s taste for the products the Company supplied was broad and varied, Handleman was required to maintain sufficient inventories to satisfy diverse tastes. The Company minimized the effect of obsolescence through planned purchasing methods and computerized inventory controls. Because substantially all vendors from which the Company purchased product offered some level of return allowances and price protection, Handleman reduced its exposure to markdown risk unless vendors were unable to fulfill their return obligations or non-salable product purchases exceeded vendor return limitations. Vendors offered a variety of charge-based return programs whereby, a penalty was charged based on a per unit rate or a percentage of product value. Accordingly, the Company may have possessed in its inventories non-salable product that could only be returned to vendors with cost penalties or may have been non-returnable until the Company could comply with the provisions of the vendors’ return policies.

The Company generally did not have distribution contracts with its vendors; consequently, either party could have discontinued the relationship without notice.

Customers

The Company’s customers were leading retailers in the U.S., Canada and the UK, who benefited from the services Handleman provided for a variety of reasons. The Company selected products to be sold in their customers’ stores from a multitude of vendors that offered numerous titles, different formats (e.g., compact discs, music DVDs) and different payment and return arrangements. In addition, Handleman relieved its customers from the complexity of managing the numerous stock keeping units (“SKUs”) required per department, the variability of salable items among individual stores of a retailer, the wide array of programs offered by the multitude of vendors, the ‘hits’ nature of the business and the risk of inventory obsolescence.

Operations

The Company distributed products from its facilities in North America and the United Kingdom. In addition to economies of scale and through-put considerations in determining the number of facilities it operated, the Company also considered freight costs to and from customers’ stores and the importance of timely delivery of new releases. Due to the nature of the music business, display of new releases close to vendor authorized “street dates” is an important driver of both retail sales and customer satisfaction.

The Company utilized its proprietary systems and a third party Enterprise Resource Planning suite of software products to automate and integrate the functions of ordering product, receiving, warehousing, order fulfillment, ticket printing and perpetual inventory maintenance. The inventory management system also provided the basis for title specific billing that allowed the Company to better serve its customers.

The Company has automated distribution equipment in its distribution facilities located in Indianapolis, Indiana; Toronto, Ontario; Warrington, United Kingdom; and Bolton, United Kingdom. On May 4, 2007, the Company ceased operations at its automated distribution facility in Richmond, Virginia as part of its cost savings measures. Handleman began marketing the lease on the Indianapolis, Indiana distribution facility in the first quarter of fiscal 2009. The Toronto, Ontario facility lease is expected to be assigned to Anderson in connection with the Canadian asset purchase agreement, and Tesco is expected to assume the lease for the Bolton, United Kingdom facility at the close of that asset purchase agreement. Handleman is seeking a sub-lessor for the Warrington, United Kingdom facility.

Competition

Handleman was primarily a category manager of music products, whose business was highly competitive as to both price and alternative supply arrangements. Besides competition among the Company’s customers, the Company’s customers competed with alternative sources from which consumers could acquire the same product, such as (1) internet direct sales, including direct-to-home shipment and direct downloading through a consumer’s home computer, (2) downloading through cellular telephones, (3) music product piracy via the internet, (4) specialty retail outlets, (5) electronic specialty stores, and (6) record clubs. The market is continually introducing new methods of in-home delivery of entertainment software products. The Company was also in direct competition for sales to its customers with (1) manufacturers that bypass wholesalers and sell directly to retailers, (2) independent distributors, and (3) other category managers. In addition, some large retailers have “vertically integrated” so as to provide their own category management and/or in-store merchandising. Some of these companies, however, also purchase from independent category managers.

Other Developments

On May 4, 2007, the Company ceased distribution operations at its Richmond, Virginia automated distribution center facility. In accordance with accounting guidelines, the Company recorded associated shut down costs during the first quarter of fiscal 2008. Additionally, the Company recorded related severance costs in the fourth quarter of 2007, the amount of which was immaterial. The Company planned to utilize the Richmond, Virginia fixed assets, including machinery and equipment, in its other U.S. distribution facility.

Video Game Operations

Video game operations, an operating segment for Handleman Company was added as a result of the Company’s acquisition of Crave Entertainment Group, Inc. on November 22, 2005. As previously discussed, the Company has retained an investment banking firm for the purpose of exploring a possible sale or other strategic options for Crave.

Crave, through one of its subsidiary companies, purchases video game software, hardware and accessories from first and third party hardware and software manufacturers, which support all Sony, Nintendo and Microsoft video game platforms. Crave specializes in the value-priced game category, which carries retail prices ranging from $9.99 to $19.99. As a distributor, Crave may enter into exclusive distribution agreements with these video game suppliers. Under these exclusive distribution agreements, Crave has the right to sole distribution of the agreed upon video software games. During the past fiscal year, exclusive distribution arrangements represented a greater portion of Crave’s video game business. The agreements vary by supplier and may obligate Crave to pay minimum distribution fees or purchase a specified number of units over a designated period of time. Payments under these exclusive distribution agreements are usually made at the time the agreements are signed, at the time of manufacturing, or in some instances, at the time of product receipt by Crave. Under certain of these exclusive distribution agreements, additional payments to these suppliers may be required if pre-defined minimum purchase volumes are exceeded.

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

Crave, through another subsidiary company, also publishes video game titles under its Crave Entertainment brand. Titles are released in the value-price category and are distributed by Crave. As a publisher, Crave incurs obligations to contracted video game software developers and, in some cases obligations to intellectual property right holders.

Under its software development agreements, payments are typically based on the achievement of defined milestones, which vary by agreement. Such milestones include payments due at the signing of the agreements, design and/or technical achievements and delivery of completed product; these advances are typically not refundable. Certain software development agreements may require Crave to make additional payments based on pre-defined sales volumes. These developed games are the property of Crave.

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

All Other

The all other segment primarily represents REPS LLC. The Company acquired REPS during fiscal 2006. REPS provides nationwide in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. Following the acquisition, the Company integrated the field service operations of Handleman Company’s category management and distribution operations in the U.S. with the REPS organization. This integration lent itself to cost savings through synergies and allowed the Company to more efficiently service its customers. As a result of this integration, REPS performed in-store field service associated with the Company’s category management suite of services. The REPS field service representatives visit individual retail stores and meet with store management to discuss upcoming promotions, special merchandising efforts, department changes and current programs, which will increase revenues. They also manage inventory turns by monitoring inventory levels, identifying slow moving product and returning merchandise to their customer’s distribution facilities. With the determination by the Company’s Board of Directors in the fourth quarter of fiscal 2008 that Handleman Company will exit the music business in North America, REPS will continue to provide in-store merchandising for customers other than Handleman Company.

* * * * * * * * *

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s activities.

As of May 3, 2008, Handleman Company had approximately 2,600 employees, with none belonging to a labor union.

Item 1A.	RISK FACTORS

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995. – The discussion in this document, in particular the discussion under “Recent Developments” and the related discussion of the Company’s future plans, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There are risks associated with forward looking statements. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Do not place undue reliance on forward-looking statements since actual results may vary significantly from forward-looking statements.

Handleman cannot assure that it will have adequate financing arrangements with its lenders.

Handleman believes that cash provided from operations and the sale of assets could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s liquidity would be dependent upon further amendments to its credit agreements or securing alternative funding. If these actions are unsuccessful, then the Company’s ability to continue as a going concern would be in doubt.

Handleman cannot assure the successful sale of its remaining assets or that the sale of its assets will be at anticipated terms.

While Handleman is reasonably confident that it will be able to successfully sell its remaining assets, it cannot make any assurances that there will be a reasonable demand for these assets. With the decline in the music and video industries, Handleman faces risks that further declines of sales in its operating markets will hinder its ability to successfully sell its assets.

Handleman anticipates that sales of its remaining assets will be made on terms that are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which the Company will be able to sell these assets will depend largely on factors beyond the Company’s control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, public market perceptions and limitations on transferability of certain assets. Because some of the Company’s remaining assets, particularly intellectual property assets, may decline in value over time, the consummation of the sale of these assets in time to generate meaningful value is critical. In addition, the Company may not obtain as high a price for its illiquid assets as might have been obtained were the Company not seeking strategic alternatives for its various business operations.

Handleman cannot assure that there will not be any unanticipated complications in the transitions of its businesses.

While the transition of the U.S. Wal-Mart music business has been successful to date, Handleman cannot assure that there will not be unanticipated complications related to the transition of this business. Handleman may be subject to claims filed by Wal-Mart and/or Anderson related to the sale of the business, settling of accounts receivable disputes regarding customer music returns, accounts payable disputes regarding vendor claims or other related party claims. Similarly, as Handleman transitions its other non-Wal-Mart U.S. music customers to other suppliers, Handleman may be subject to similar risks. These risks include potential accounts receivable disputes with Handleman’s former customers, accounts payable disputes with vendors and disputes with the music providers to which Handleman’s former customers are transitioned.

Handleman also faces risks related to the sale of its Canadian operations. One risk, while not anticipated, is that the Canadian Heritage Ministry could withhold its approval of the sale to a date that is later than the period in which the Canadian operation must purchase its holiday season music product. If this occurs, it could significantly impact the purchase price that Anderson is willing to offer for the Canadian business. Another risk is that the Canadian Heritage Ministry denies its approval of the transaction. This would force Handleman to identify another buyer willing to purchase the Canadian operation. If Handleman were unable to identify a purchaser, then it might be forced to liquidate the Canadian assets.

Further, Handleman faces certain risks related to the sale of its UK operations. While Handleman and Tesco have reached an agreement in principle for the sale of the UK assets, the parties’ negotiations may not reach a definitive agreement at terms that are favorable to Handleman. In addition, Tesco could assert its rights pursuant to its service agreement with Handleman related to the purchase of certain of Handleman’s assets. Further, as Handleman ceases its operations in the UK, Handleman must resolve payment issues related to its former ASDA greeting cards business.

The Company’s decision to exit the North American music business has resulted in the termination of employee relationships. Handleman is, therefore, subject to risk of employee lawsuits. While Handleman has made every effort to comply with laws related to these situations, there is a risk that an employee might assert that Handleman terminated his/her relationship in violation of certain laws, and that Handleman is required to pay the employee damages related to the employment termination. Even if Handleman were to prevail in such matters, Handleman would have to defend itself in matters related to employee rights and benefits.

Handleman must resolve matters related to its U.S. pension plan.

Handleman Company has certain risks related to its U.S. pension plan. Handleman’s pension plan is at risk related to the current economic downturn. To the extent that Handleman’s pension plan has investments in volatile instruments, Handleman is at risk that its pension plan will be underfunded at any given time. Handleman is currently in the process of immunizing its pension plan thereby removing a significant portion of the economic risk. The plan will move to an 80% long-bond portfolio and 20% equity exposure from 60% equity exposure and a 40% long-bond portfolio. This significantly reduces asset/liability mismatch risk. While immunization would significantly reduce Handleman’s risk related to the fluctuating market, Handleman will still be subject to certain other risks. If Handleman elects to terminate its U.S. pension plan, Handleman faces the risk that the pension plan would be significantly underfunded. If the pension plan is underfunded, then Handleman would be required to contribute cash to meet the shortfall. If Handleman elects not to terminate the plan, but does not want to continue to actively fund the pension plan, then Handleman would be required to either find an interested investor willing to purchase the pension plan from Handleman or purchase a non-participating group annuity contract for all participants. As there is not an active market for pension plan purchasers, it might be very difficult to find an investor interested in purchasing its pension plan. If Handleman purchases a non-participating group annuity contract, Handleman would be required to pay a large amount of cash to do so. Handleman’s options, with the exception of purchasing a non-participating group annuity contract, increase Handleman’s regulatory risk that the Pension Benefit Guaranty Corporation (“PBGC”) may force the U.S. plan’s termination, which would require a large cash contribution to the plan.

Handleman’s foreign subsidiaries will have to pass a Solvency Test in order to remit a dividend to Handleman Company, the parent company.

As foreign operations are sold and cash is generated, Handleman must establish that its foreign subsidiaries are solvent prior to them paying a dividend to Handleman. To the extent that Handleman Company is relying on this dividend as part of its cash management efforts, a foreign subsidiary’s inability to remit the dividend could create substantial financial risks for Handleman’s liquidity. As the solvency test relates to Handleman Canada, Handleman may have to meet its obligations related to the Canadian pension plan prior to the Canadian subsidiary remitting a dividend. As it relates to Handleman UK, Handleman Company may have to resolve all outstanding vendor payment disputes prior to the UK subsidiary remitting a dividend to Handleman. If foreign subsidiaries remit a dividend to Handleman during a period when such foreign subsidiaries are considered insolvent, then the Directors of those subsidiaries may be subjected to legal consequences, for which Handleman would have to provide them with indemnification.

Handleman Company may eventually not have a business operation.

As Handleman Company pursues the sale of its assets, it may eventually not have a business operation and its principal asset may consist of its cash balances. As a result, Handleman may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Company’s Board of Directors intends to consider the appropriate application of the remaining cash balances, if any, including a possible distribution to shareholders after Handleman has settled all, or substantially all, of its obligations. Handleman cannot, however, provide any assurance that it will have any remaining cash to make such a distribution.

Handleman’s inability to retain the services of its current personnel may impact its ability to successfully sell the assets of the Company.

Handleman’s ability to successfully sell the assets of the Company is dependent, in large part, upon its ability to retain its remaining personnel. The retention of qualified personnel is particularly difficult under the current circumstances. While Handleman has offered its critical employees retention and severance plans, there is no legal obligation that would require the employee to remain employed at Handleman. In the event critical employees decided to terminate their employee relationships with Handleman, Handleman would have to retain outside consultants to perform their duties or offer a premium salary in order to hire employees to work for the Company.

Handleman may eventually rely on outside consultants and advisors to perform critical functions.

As Handleman progresses in the sale of its assets, it may become more dependent on outside consultants and advisors to perform critical functions. While Handleman anticipates that it will maintain Handleman employees in certain critical accounting, finance and tax positions, Handleman may have to rely on consultants, outside legal counsel and other contractors to perform day-to-day tasks. There is a risk that these non-Handleman employees will have interests and arrangements that may be different from the Company’s shareholders’ interests, including, but not limited to, other client priorities and relationships with entities that the Company may do business with in the future. Further, if the Company was unable to continue to employ qualified outside advisors and consultants to perform critical functions, the Company may be unable to meet its regulatory reporting obligations in a timely manner and the system of internal accounting controls may not function as intended.

Item 1B.	UNRESOLVED STAFF COMMENTS

Handleman Company does not have any unresolved staff comments to report.

Item 2.	PROPERTIES

As of May 3, 2008, Handleman Company occupied leased warehouses located in Indianapolis, Indiana; Toronto, Ontario; Warrington, United Kingdom; and Bolton, United Kingdom; as well as four leased satellite offices ranging in size from 1,400 square feet to 7,500 square feet, located in the states of Minnesota, Tennessee and Arkansas. Crave Entertainment Group leases its 9,000 square foot corporate office in Newport Beach, California.

The Company is evaluating its options and alternative uses for the Warrington, UK facility for the period following the discontinuance of the ASDA music and greeting card distribution arrangements. Additionally, based on the Company’s decision to exit the music business in North America, the Company is marketing the leases on the distribution facility in Indianapolis, Indiana and the unoccupied sales offices in Minnesota and Montreal, Quebec. Furthermore, the Company anticipates that the leases on the Toronto, Ontario and Bolton, United Kingdom distribution facilities will be assumed by Anderson and Tesco, respectively, at the close of the previously mentioned sales transactions in each of those countries.

The Company owns its 130,000 square foot corporate office building located in Troy, Michigan. During the first quarter of fiscal 2009, the Company began actively marketing the building for sale.

Item 3.	LEGAL PROCEEDINGS

See Note 12 of Notes to Consolidated Financial Statements for a discussion of the Company’s contingencies.

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
TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2008, Handleman Company did not submit any matters to a vote of its security holders.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Effective March 26, 2008, Handleman Company’s stock began trading on the Pink Sheet Electronic Quotation Service, trading symbol “HDLM.PK.” Prior to March 19, 2008, Handleman’s stock traded on the New York Stock Exchange Euronext (“NYSE”), under the symbol “HDL.” Handleman’s stock was delisted by the NYSE prior to the NYSE market opening on March 25, 2008. The NYSE’s action resulted from the Company’s average market capitalization over a consecutive thirty trading-day period being below the NYSE minimum quantitative continued listing criteria of $25 million.

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	May 3, 2008			April 28, 2007
Quarter	Low	High	Close	Low	High	Close
First	$4.81	$7.60	$4.84	$6.78	$9.18	$7.02
Second	2.45	5.00	2.51	6.70	8.40	8.04
Third	1.21	2.56	1.40	6.50	8.97	7.50
Fourth	0.18	1.64	0.77	6.60	7.99	7.51

As of July 11, 2008, the Company had 2,603 shareholders of record.

During the fourth quarter of fiscal 2007, the Company announced that it has suspended indefinitely its quarterly cash dividends of $0.08 per share of common stock in connection with amending its credit agreements. Pursuant to Handleman Company’s credit agreements, as described in Note 8 of Notes to Consolidated Financial Statements, the Company has restrictions on its payment of cash dividends and, therefore, the suspension of quarterly cash dividend payments remains indefinite.

Below is a summary of the dividends declared during the past two fiscal years:

	Fiscal Years Ended
Quarter	May 3, 2008	April 28, 2007
First	$—	$.08
Second	—	.08
Third	—	.08
Fourth	—	—

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The Company did not repurchase any shares of its common stock during the fiscal years ended May 3, 2008 or April 28, 2007 due to the Company’s cash position. The Company has repurchased 2,044,000 shares or 63% of the shares authorized under the current share repurchase program, as of May 3, 2008. Pursuant to Handleman Company’s credit agreements, as previously discussed and as described in Note 8 of Notes to Consolidated Financial Statements, the Company is prohibited from repurchasing its common stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year 2008, which consisted of 53 weeks, ended on May 3, 2008 and its fiscal year 2007, which consisted of 52 weeks, ended on April 28, 2007.

During fiscal 2008, Handleman Company had the following reporting segments: category management and distribution operations, video game operations and all other. As a category manager and distributor of product, the Company created value for its customers by leveraging its core competencies of logistic services, field services and intellectual services. During fiscal 2008, the Company predominately provided full category management services for prerecorded music product to leading retail chains in the United States (“U.S.”), United Kingdom (“UK”) and Canada.

In recent years, music industry sales have declined at double-digit rates as the industry was impacted by digital distribution, downloading and piracy. In addition, the Company’s gross margins were compressed because lower-margin promotional products became a greater proportion of annual sales. This level of continued erosion of CD music sales is expected to continue into the foreseeable future. In response to this dramatic decline, the Company implemented significant cost reduction plans to reduce expenses and streamline operations. These plans included work force reductions; the consolidation of the operations of two U.S. automated distribution facilities into one facility; the reduction of benefit programs and the realignment of medical plans; initiatives to reduce customer product returns; and various other cost cutting initiatives. However, the reduction in music sales volume and loss of gross margin outpaced the Company’s ability to reduce overhead costs, and as a result, the Company experienced steep operating losses in the past two fiscal years.

The Company’s customers have responded to the decline in music industry sales by contracting the amount of retail space devoted to music sales.

Additionally, the Company violated certain debt covenants within its credit agreements in the fourth quarter of fiscal 2008. Those violations were cured soon thereafter by an amendment to the credit facilities. In recent months, trade creditors have expressed concern about whether the Company might be contemplating or be required to file a bankruptcy proceeding. As a result, the Company became concerned about whether it would have access to sufficient financing and vendor credit to meet its business needs.

As a result of concerns about the prospects for the music business and the availability of financing, in April 2008 the Board of Directors of the Company approved that management proceed with the sale of the U.S. and Canadian operations, which were actively being marketed as of May 3, 2008. On June 2, 2008, Handleman announced that it is exiting the music business in North America and that it had sold a portion of its U.S. inventory and its U.S. music business related to Wal-Mart to Anderson Merchandisers L.P. (“Anderson”). Handleman also announced that it will work with its other non-Wal-Mart U.S. customers to achieve a smooth transition to other music suppliers by the end of August 2008. Further, Handleman has reached a definitive agreement with Anderson for the sale of all of the inventory and fixed assets and all operations of its Canadian subsidiary, Handleman Canada. The closing on the sale of assets of Handleman Canada is subject to Canadian regulatory approval, which the parties expect to receive in the second quarter of fiscal 2009.

In accordance with accounting guidance, the U.S. and Canadian operations have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. In addition, the U.S. and Canadian assets and liabilities have been classified as held for sale in the Company’s Consolidated Balance Sheet as of May 3, 2008.

Handleman believes that its decision to exit the music business was the best strategic decision for its shareholders. Further, Handleman believes that cash provided from operations and the sale of assets could provide sufficient liquidity to fund the Company’s day-to-day operations provided the Company is able to sell its assets within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s liquidity would be dependent on further amendments to its credit agreements or securing alternative funding. If the Company is able to generate cash proceeds in excess of what is needed to satisfy the Company’s debt obligations, the Company is considering the possibility of distributing any such proceeds to shareholders rather than pursue reinvestment opportunities. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially.

Within the category management and distribution operations segment, the Company’s revenues were categorized as follows: (i) Category Management Revenues – sales to customers who received the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services included assortment management, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who received only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company, such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements the customer did not purchase tangible product from Handleman Company.

Handleman UK, in conjunction with its customer (ASDA), determined that their business relationship related to the greeting cards business would terminate in May 2008. Under this arrangement, which began in October 2006, Handleman UK provided the distribution and servicing of greeting cards to ASDA stores. The Company was unable to negotiate a fee arrangement with ASDA that would be sufficient to cover the operating costs related to that business. Greeting card sales to ASDA represented $71.4 million of the Company’s consolidated revenues fiscal 2008, and $39.3 million of consolidated revenues for the fiscal year ended April 28, 2007.

On May 24, 2007, the Company announced that Handleman UK and ASDA decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Handleman UK continued to provide music category management and distribution services to ASDA through August 2007. Music and DVD sales to ASDA represented $57.3 million of the Company’s consolidated revenues for the first four months of fiscal 2008 (through the agreed upon termination date), and $268.0 million of the Company’s consolidated revenues during the fiscal year ended April 28, 2007. As of May 3, 2008, the Company has realized a reduction in working capital attributable to the discontinuance of the ASDA music and video business in the amount of approximately $44.3 million primarily related to inventory and accounts receivable. The cash generated from this reduction was used primarily to fund additional seasonal working capital requirements for the Company’s video games operations and to repay debt.

See Note 5 of Notes to Consolidated Financial Statements for additional information related to the termination of the ASDA greeting cards and music supply arrangements.

Handleman UK began providing distribution, replenishment and store merchandising services to Tesco in support of its entertainment business - specifically music, video and video games in the first quarter of fiscal 2008. Tesco, the largest supermarket and general merchandise retailer in the United Kingdom, is also one of the world’s leading international retailers. Under the arrangement, Tesco retained ownership title to the inventory, which was housed in and distributed from a Handleman UK distribution facility. This arrangement was characterized as a fee-for-service model, whereby Handleman UK’s revenue was based upon fee per unit charges related to distribution services and hourly rate charges related to merchandising services provided by Handleman UK’s field sales organization. This agreement allowed Handleman Company to extend its core services to over 700 Tesco stores in the United Kingdom. Revenues for this new business model with Tesco generated $50.0 million of consolidated revenues for the Company since inception in the first quarter of fiscal 2008.

Subsequently, in the first quarter of fiscal 2009, Handleman began actively marketing for sale certain Handleman UK assets, began negotiations and reached an agreement in principle to sell certain assets and operations of Handleman UK related to the Tesco business, and certain of the Company’s corporate intellectual properties to Tesco. Following its discontinuance of business with ASDA and Tesco, Handleman UK will have no on-going business operations and Handleman UK will be wound down as quickly as possible.

The video game operations are related to Crave Entertainment Group, Inc. (“Crave”). This segment generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is primarily shipped directly to individual stores. During the fourth quarter of fiscal 2008, Handleman retained an investment banking firm for the purpose of exploring a possible sale or other strategic options for Crave and began actively marketing Crave in June 2008. There is a reasonable likelihood that upon the sale of Crave, a loss will be incurred because the carrying value of the entity will not be recovered.

The all other segment primarily represents REPS LLC (“REPS”). REPS predominately generates revenues from the in-store merchandising of home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. During the first quarter of fiscal 2009, the Company retained the same investment banking firm to explore a possible sale or other strategic initiatives related to REPS. There is a reasonable likelihood that upon the sale of REPS, a loss will be incurred because the carrying value of the entity will not be recovered.

The following table sets forth revenues from continuing operations and the percentage contribution to consolidated revenues for the fiscal years ended May 3, 2008 and April 28, 2007 (in millions of dollars):

	Fiscal Years Ended
	May 3, 2008 (53 weeks)	April 28, 2007 (52 weeks)
Category management and distribution operations	$219.5	$322.7
% of Total	44.4	57.8
Video game operations	259.6	219.7
% of Total	52.5	39.3
All other	44.2	45.2
% of Total	8.9	8.1
Corporate income, including eliminations	(28.7)	(29.2)
% of Total	(5.8)	(5.2)

Total revenues from continuing operations	$494.6	$558.4

Revenues from continuing operations by geographic area, which is based upon the country in which the legal subsidiary is domiciled, for the fiscal years ended May 3, 2008 and April 28, 2007 are as follows (in millions of dollars):

	Fiscal Years Ended
	May 3, 2008 (53 weeks)	April 28, 2007 (52 weeks)
United States	$275.0	$235.7
United Kingdom	219.4	322.6
Other	0.2	0.1

Total revenues from continuing operations	$494.6	$558.4

See Note 13 of Notes to Consolidated Financial Statements for information regarding long-lived assets by geographic region.

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

The following are the Company’s critical accounting estimates:

Recognition of Revenues and Future Returns – Handleman Company recognizes revenues upon delivery of product to its customers (“FOB destination”). As a category manager of music product and distributor of video game product, the Company coordinates freight service for product purchased by its customers with the assumption of risk effectively remaining with the Company until its customers receive the product. Customer inspection of merchandise is not a condition of the sale. The Company also manages product returns that include both salable and non-salable product, as well as damaged merchandise, and provides credits for such customer returns. The Company reduces revenues and direct product costs for estimated future returns at the time of revenue recognition. The estimate for future returns includes both salable and non-salable product. On a quarterly basis, the Company reviews the estimate for future returns and records adjustments as necessary. The significant factors estimated by the Company when preparing its future returns reserve are (i) customer return rate and (ii) gross margin percentage on customer returns. For each factor, the Company considers historical trends and future forecasts when calculating the required reserve amount. Routinely, the estimates used in these factors are compared to actual results, and any variances have typically not been significant.

The effect of the indicated increase/(decrease) in these factors is shown below (in thousands of dollars):

	Percentage Point Change	Impact on Fiscal 2008 Income from Continuing And Discontinued Operations
Customer Return Rate	+/-1 pt.	$(291)/$291
Gross Margin Rate on Customer Returns	+/-1 pt.	$(194)/$194

Stock-based Compensation – The Company has stock-based compensation plans in the form of stock options, performance shares, performance units and restricted stock. Beginning in fiscal 2007, the Company adopted the fair value based method of accounting for stock compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment (reissued 2004),” using the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with SFAS No. 123, beginning in fiscal 2004, on a prospective basis. Under the fair value method, the Company measures awards as of the grant date utilizing the Black-Scholes option pricing model and compensation expense is recognized over the service period, which is usually the vesting period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used were to change significantly, or if a different valuation model were used, stock-based compensation expense may differ materially from that recorded in the current period. The Company includes the value of stock-based compensation in compensation expense; however, stock-based awards granted prior to adoption of the fair value method are accounted for under the variable accounting method. Under variable accounting, the excess of market value over the option price of outstanding stock options is determined at each reporting period and aggregate compensation expense is adjusted and recognized over the vesting period. Compensation expense associated with vested options continues to be adjusted to the market value of the options until the options are either exercised or terminated. Stock-based compensation expense is included as a component of “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

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

The compensation rate reflects the Company’s long-term actual experience and near-term outlook. During fiscal 2007 and fiscal 2008, the Company approved amendments to freeze U.S. and Canadian service-based future benefit plans, respectively. Accordingly, the amortization period was changed from the average remaining service period of active participants to the average remaining lifetime of all participants. The average remaining lifetime is the average number of years remaining to be lived on the basis of a given set of age-specific rate of dying, which was calculated using the 1994 Group Annuity Reserving for Males and Females. Actual results could differ from the Company’s assumptions. Such differences are accumulated and amortized over future periods in accordance with accounting principles generally accepted in the United States of America, and therefore, generally affect the Company’s recognized expense and recorded obligation in future periods. The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R,” as of April 28, 2007. In accordance with SFAS No. 158, the Company recognizes the over funded or under funded status of its pension plans as an asset or liability, with an offsetting adjustment to “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets.

The May 3, 2008 funded status of the Company’s pension plans is affected by May 3, 2008 assumptions. Pension expense for fiscal 2008 is based on the plan design and assumptions as of April 28, 2007. Note that the following sensitivities may be asymmetric and are specific to fiscal 2008. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors is shown below (in thousands of dollars):

May 3, 2008
	Percentage Point Change	Pension Plans Funded Status and Equity	Impact on Fiscal 2008 Expense in Continuing and Discontinued Operations
Discount rate	+/-1 pt.	$6,694/$(8,327)	$(719)/$419
Actual return on assets	+/-1 pt.	$496/$(495)	$(55)/$56
Expected return on assets	+/-1 pt.	—	$(610)/$610

The foregoing indicates that changes in the discount rate can have a significant effect on the funded status of the Company’s pension plans, stockholders’ equity and expense. The Company cannot predict these bond yields or investment returns, and therefore, cannot reasonably estimate whether adjustments to its stockholders’ equity in subsequent years will be significant.

Income Taxes – The provision for income taxes is based on reported income before income taxes. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the assets will not be realized. In assessing the likelihood of realization, consideration is given to all available evidence including estimates of future taxable income and the character of income needed to realize future benefits. The calculation of current and deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the Company’s operations or other facts and circumstances. Further, management must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require the Company to adjust its tax assets and liabilities and record additional income tax expense or benefits. With the adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” in fiscal 2008, Handleman Company makes assumptions about individual tax positions before any part of the related benefit can be recognized in its financial statements. A company must consider whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority. In accordance with FIN No. 48, significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves when, despite its belief that its tax return positions are supportable, it is determined that certain positions may be successfully challenged by the taxing authorities. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes.

Inventory Valuation – Merchandise inventories are recorded at the lower of cost (average cost method) or market. The Company accounts for inventories using the full cost method that includes costs associated with acquiring and preparing inventory for distribution. Substantially, all of the Company’s inventory consists of compact discs, and video game hardware and software, which are not substandard from a functional standpoint. Typically, the Company’s music suppliers offer return privileges for excess inventory quantities. Video game hardware and software are generally purchased as a one-way sale. Inventory reserves are provided for the risk that exists related to the carrying value of non-returnable slow moving or excess inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s music vendors generally offer some level of return allowances and price protection. On a quarterly basis, management reviews the Company’s carrying value of inventory from a lower of cost or market perspective and makes any necessary carrying value adjustments. When management determines the salability of inventory has diminished, markdowns are recorded at that time. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, the ability to make returns to vendors for credit, age of merchandise, timing of last purchase, open purchase order status, anticipated sell-off, seasonality and industry trends. While the Company believes the assumptions it uses to estimate the net realizable value of its inventory is reasonable, the use of different assumptions or estimates could produce different results and the amounts realized upon the ultimate sale of the inventory may differ materially from that recorded in the current period. Routinely the estimates used in these factors are reasonable when compared to actual results, and variances have typically not been significant. The Company also conducts physical inventory counts on a quarterly basis.

Long-Lived Assets – At the end of each fiscal year, or as business conditions warrant, the Company performs an impairment test for goodwill. This test relies on assumptions for growth and discount rate to create multiple sensitivity scenarios. These scenarios are averaged to arrive at a fair value of goodwill, which is compared to the carrying value. The growth assumption is based on forecasted operating income (which approximates cash flows) and an assumed growth rate through perpetuity for years greater than five. The discount rate is a blend of the Company’s incremental borrowing rate and the Company’s weighted average cost of capital at the measurement date. The goodwill impairment analyses performed by the Company as of May 3, 2008 resulted in fair values that did not exceed the carrying values of its Handleman UK and Crave reporting units. Reasonable changes in any of the assumptions underlying these estimates would increase the fair values, but would not change the impairment results. Furthermore, the Company’s carrying value for Handleman UK and Crave, after application of the goodwill impairment charges, does not purport to reflect the fair market value of these entities.

At the end of each year or as business conditions warrant, the Company evaluates the carrying value of long-lived assets for potential impairment by considering several factors, including management’s plans for future operations, recent operating results, market trends and other economic facts relating to the operation to which the assets apply. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The fair value is estimated based on what the Company believes a willing third party would pay to acquire the assets. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets. The long-lived asset impairment analyses performed as of May 3, 2008, resulted in carrying values that exceeded the estimated fair value for the U.S., Handleman UK and certain corporate assets.

A third-party valuation was prepared for the Crave and REPS intangible assets and management determined that these assets were not impaired because the undiscounted cash flows exceeded their carrying amounts. Accordingly, no impairment charge was recorded during fiscal 2008 nor was any impairment charge previously recorded in fiscal 2007.

As a result of these goodwill and long-lived impairment analyses, the Company recorded significant impairment charges during the fourth quarter of fiscal 2008. See Notes 4 and 6 of Notes to Consolidated Financial Statements for additional information related to these charges. No significant impairment charges were recorded in fiscal 2007 as a result of the annual impairment testing at the end of that year.

Comparison of Fiscal 2008 with Fiscal 2007

Unless otherwise noted, the following discussion relates only to results from continuing operations, which includes Handleman UK, Crave, REPS and corporate.

Consolidated revenues from continuing operations for fiscal 2008 were $494.6 million, compared to $558.4 million for fiscal 2007. Revenues in the category management and distribution operations segment decreased to $219.5 million in this fiscal year from $322.7 million during the same period last year. This decrease was primarily due to the discontinuance of the ASDA music supply arrangement in the UK in early fiscal 2008 resulting in a decrease in revenues of $210.7 million. This decrease was offset in part, by revenues from the fee-for-services model, which had an increase of $49.7 million, chiefly related to a new arrangement to distribute and service entertainment product for Tesco in the UK, which began in the first quarter of fiscal 2008. The distribution and servicing of the greeting cards business in the UK also had an increase in revenues of $32.1 million during fiscal 2008 predominantly due to a full year of revenues in fiscal 2008 (the greeting cards business began in the latter part of fiscal 2007). The remainder of the offset was primarily due to an increase in revenues of $15.2 million in the UK from non-ASDA category management customers and a $7.7 million reduction in future returns reserve requirements in the UK.

Revenues in the video game operations segment were $259.6 million in fiscal 2008, compared to $219.7 million in fiscal 2007. This increase was primarily due to (i) increased exclusive distribution revenues of $18.4 million driven by the initiative in the current fiscal year to secure additional exclusive distribution arrangements related to video game software products and the success of those titles, (ii) a $15.1 million improvement in shipments of hardware bundles that combine a video game console with software titles and/or game accessories due to the popularity of the Wii, PS2 and PS3 video game hardware platforms, and (iii) increased revenues related to internally developed video game software of $8.1 million.

Consolidated direct product costs from continuing operations as a percentage of revenues was 83.1% for fiscal 2008, compared to 90.7% for fiscal 2007. This decrease in consolidated direct product costs as a percentage of revenues was substantially driven by decreases in both the category management and distribution operations segment, and the video game operations segment. Direct product costs as a percentage of revenues in the category management and distribution segment decreased to 79.6% from 91.9% last year. This decrease was primarily due to fee-for-services and greeting cards revenues in the UK, which began in fiscal 2008 and the latter part of fiscal 2007, respectively; these businesses carry lower direct product costs as a percentage of revenues compared to direct product costs for the music category management business. Fee-for-services revenues and greeting cards revenues contributed 7.3 and 2.7 percentage points to the lower direct product costs as a percentage of revenues, respectively. The decrease was also a result of lower UK inventory reserves this year, primarily driven by lower markdown costs recorded in fiscal 2008 in the amount of $9.8 million predominately related to the discontinuance of the music distribution arrangement with ASDA in the UK; this reduction in reserves contributed 2.7 percentage points to the lower direct product costs as a percentage of revenues. Direct product costs as a percentage of revenues in the video game operations segment decreased to 87.8% from 92.1% last year. This favorable change was predominately due to increased sales from exclusive distribution and internally developed video game software titles, both of which carry lower overall costs as a percentage of revenues. Consolidated direct product costs for fiscal 2008 and 2007 included costs associated with acquiring and preparing inventory for distribution of $3.1 million and $5.5 million, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses from continuing operations were $168.6 million, or 34.1% of revenues, for fiscal 2008, compared to $173.9 million, or 31.1% of revenues, for fiscal 2007. This dollar decrease was principally due to lower corporate and REPS (the all other segment) SG&A expenses, partially offset by an increase in category management and distribution operations segment SG&A expenses. Corporate SG&A expenses decreased to $65.9 million in fiscal 2008 from $76.1 million in fiscal 2007. This decrease was primarily related to a reduction in stock-based compensation expense of $4.4 million mainly resulting from a decrease in the price of the Company’s common stock, a reduction in outside information technology costs of $4.4 million predominantly due to cost savings initiatives, a reduction in certain other corporate expenses of $3.9 million related to the Company’s various cost cutting plans, a reduction in outside consulting costs of $1.4 million, and $1.0 million in foreign currency exchange gains related to intercompany accounts receivable and accounts payable balances. These corporate reductions were partially offset by the write off of a loan receivable of $3.2 million related to the Company’s equity investment and increased bank fees of $2.8 million related to the Company’s loan agreement entered into on April 30, 2007. REPS SG&A expenses decreased to $20.6 million for fiscal 2008 from $25.0 million in fiscal 2007 primarily due to the implementation of cost cutting initiatives. Category management and distribution operations segment SG&A expenses increased to $57.1 million in fiscal 2008 from $47.8 million in fiscal 2007. This increase was due to higher SG&A expenses in the UK of $9.3 million. The fee-for-services business arrangement with Tesco in the UK added $17.2 million in SG&A expenses this fiscal year, as well as higher SG&A expenses related to the greeting cards business with ASDA of $7.3 million resulting from a full year of business activity this fiscal year (the greeting card business began in the latter part of fiscal 2007). These increases in UK SG&A expenses were partially offset by lower SG&A expenses in the UK related to the discontinuance of the ASDA music and video category management business in the amount of $15.2 million. SG&A expenses for the video game operations segment of $26.2 million for fiscal 2008 approximated the SG&A expenses of $26.1 million for fiscal 2007.

Impairment of goodwill was $30.0 million in fiscal 2008, compared to no goodwill impairment in fiscal 2007. The Company performed its annual goodwill impairment tests as of the fourth quarter of fiscal 2008 and determined that the fair value of the Crave and Handleman UK subsidiaries did not exceed their carrying values. As a result, the goodwill was deemed impaired and the Company recorded goodwill impairment charges in the fourth quarter of fiscal 2008 of $26.6 million related to Crave and $3.4 million related to Handleman UK. See Note 6 of Notes to Consolidated Financial Statements for additional information related to the impairment of goodwill.

Impairment of subsidiary assets was $17.2 million in fiscal 2008, compared to no impairment of subsidiary assets in fiscal 2007. The Company performed its impairment testing of long-lived assets as of the fourth quarter of fiscal 2008. Based on the Company’s new outlook, its decision in the fourth quarter of fiscal 2008 to exit the music business in North America, and projected forecasts of cash flows, the Company determined that certain fixed assets in the U.S. (including corporate) and UK were impaired and recorded impairment charges totaling $15.8 million during the fourth quarter of fiscal 2008. In addition, the Company recorded an impairment charge of $1.4 million during the third quarter of fiscal 2008 as a result of Handleman UK and ASDA agreeing to discontinue the greeting cards business in the UK. See Note 4 of Notes to Consolidated Financial Statements for additional information related to the impairment of subsidiary assets.

Loss before interest expense, investment (loss) income and income taxes (“operating loss”) from continuing operations for fiscal 2008 was $132.4 million, compared to an operating loss of $121.9 million for fiscal 2007.

Interest expense from continuing operations for fiscal 2008 decreased to $3.0 million from $4.9 million for fiscal 2007. This decrease was mainly due to the increase in operating income in fiscal 2008 for Crave and Handleman UK, cash generated from the discontinuance of the ASDA music and video business in the UK and corporate cost cutting initiatives, all of which resulted in lower working capital requirements and therefore, lower borrowings, which in turn decreased the year-over-year interest expense. However, interest expense for discontinued operations was $11.7 million for fiscal 2008, compared to $3.1 million for fiscal 2007. This increase in interest expense was due to (i) borrowings under the Company’s new credit agreements, which carry materially higher interest rates than those incurred under its previous credit facility, which terminated on April 30, 2007; and (ii) higher working capital requirements for the U.S. and Canada. In addition, interest expense from discontinued operations for fiscal 2008 included fees associated with the unused portion of its credit facility, as well as, prepayment premiums on the early payment of term debt. There were no comparable fees in fiscal 2007.

Investment loss for fiscal 2008 was $1.9 million, compared to investment income of $1.5 million for fiscal 2007. The fiscal 2008 investment loss is comprised of an impairment charge related to the Company’s minority interest in an equity investment totaling $3.8 million. This was partially offset by investment income of $1.0 million related to the gain on the sale of an investment in PRN, a company that provides in-store media networks; and interest income and SERP market value adjustments totaling $0.6 million and $0.3 million, respectively. The fiscal 2007 investment income is primarily comprised of SERP market value adjustments and interest income totaling $0.9 million and $0.5 million, respectively.

The effective income tax rates from continuing operations for fiscal 2008 and 2007 were 7.8% and 20.2%, respectively. In fiscal 2008 a full valuation allowance was recorded on the Company’s deferred tax assets. The income tax benefit in continuing operations reflects the recognition of a U.S. tax benefit, which will be utilized to offset the income tax expense recorded on U.S. taxable income in discontinued operations. Additionally, although the Company recorded a full valuation allowance in fiscal 2008, the deferred tax liability in existence as of the end of fiscal 2007 reduced the impact on income tax expense in fiscal 2008 to the extent of this deferred tax liability balance. The income tax benefit in fiscal 2007 mainly resulted from tax benefits recognized on the operating loss incurred in fiscal 2007, partially offset by (i) a valuation allowance in the amount of $11.5 million recorded on deferred tax assets primarily related to net operating losses in the UK, which the Company felt that it may not realize, (ii) valuation allowances of $3.8 million placed on foreign tax credits during the fourth quarter of fiscal 2007, (iii) income tax expense recorded in the amount of $1.4 million related to the withholding of foreign taxes on accumulated undistributed earnings of foreign subsidiaries no longer considered permanently reinvested, and (iv) $1.4 million in additional tax expense related to non-deductible stock-based compensation expense.

For fiscal 2008, the Company had a net loss from continuing operations of $126.6 million, or $6.22 per diluted share, compared to a net loss of $100.0 million, or $4.96 per diluted share, for fiscal 2007.

Other

Accounts receivable at May 3, 2008 was $62.5 million, compared to $236.1 million at April 28, 2007. This decrease was mainly due to the reclassification of accounts receivable to “Assets held for sale” in the amount of $94.4 million resulting from the Company’s decision to exit the music business in North America, a $57.2 million decline in the UK accounts receivable balance related to the discontinuance of the ASDA music and video category management business, as well as a $19.4 million decrease in the U.S. accounts receivable balance mainly attributable to the overall year over year reduction in sales volume.

Merchandise inventories decreased to $29.4 million at May 3, 2008 from $115.5 million at April 28, 2007. This decrease was principally due to the reclassification of merchandise inventories to “Assets held for sale” in the amount of $37.8 million resulting from the Company’s decision to exit the music business in North America, an overall reduction in U.S. merchandise inventories in the amount of $23.9 million resulting from ongoing efforts to minimize inventory levels and a decrease in UK merchandise inventories of $23.6 million due to the discontinuance of the ASDA music and video business.

Other current assets decreased to $10.2 million at May 3, 2008 from $17.7 million at April 28, 2007. This decrease was primarily due to lower income taxes receivable of $7.5 million.

Assets held for sale totaled $139.9 million at May 3, 2008 while no balance existed at April 28, 2007. This increase was due to the Company’s decision to exit the music business in North America. In accordance with accounting guidance, the U.S. and Canadian assets were reclassified as assets held for sale as of May 3, 2008. See Note 3 of Notes to Consolidated Financial Statements for a detailed description of this line item.

Property and equipment, net decreased to $28.9 million at May 3, 2008 from $65.1 million at April 28, 2007. This decrease was predominantly due to the $16.0 million impairment of fixed assets in the U.S. related to the Company’s decision to exit the music business in North America, depreciation expense in excess of fixed asset additions totaling $10.1 million, the $7.6 million reclassification of U.S. and Canadian assets to “Assets held for sale,” the $1.4 million impairment of UK fixed assets related to greeting cards and $1.3 million impairment of UK assets for the potential sale to Tesco. See Notes 2 and 3 of Notes to Consolidated Financial Statements for a detailed discussion related to these items.

Goodwill, net at May 3, 2008 was $6.9 million, compared to $36.9 million at April 28, 2007. This decrease was due to the impairment of goodwill related to Crave and Handleman UK in the amounts of $26.6 million and $3.4 million, respectively. See Note 6 of Notes to Consolidated Financial Statements for a detailed discussion of these impairment charges.

Other assets, net decreased to $14.8 million at May 3, 2008 from $20.2 million at April 28, 2007. The decrease resulted from settlement payments made during this fiscal year from the Company’s Supplemental Executive Retirement Plan, which contributed $5.5 million to the change in “Other assets, net;” the Company’s write-off of its $4.1 million minority interest in an equity investment; and a $1.9 million reduction in bank fees, which were written-off as a result of amendments to the Company’s credit agreements entered into on April 30, 2007. These decreases were partially offset by an increase in deferred tax assets of $4.8 million and an increase in prepaid pension costs of $1.3 million.

Debt, current portion at May 3, 2008 totaled $63.7 million, compared to $106.9 million at April 28, 2007. This reduction was mainly driven by the cash generated from the discontinuance of the ASDA music and video business, which was used to reduce borrowings, as well as the Company’s efforts to minimize overall working capital requirements.

Accounts payable was $31.0 million at May 3, 2008, compared to $159.4 million at April 28, 2007. This decrease was primarily due to the reclassification of accounts payable to “Liabilities held for sale” in the amount of $56.8 million resulting from the Company’s decision to exit the music business in North America; a $28.1 million decrease in the UK accounts payable balance related to the discontinuance of the ASDA music supply arrangement, as previously discussed; a decrease in the Crave accounts payable balance of $16.2 million due to cash in advance payment terms for a greater portion of its inventory purchases; a reduction in U.S. accounts payable of $12.8 million primarily driven by the Company’s efforts to minimize inventory levels and a reduction in corporate accounts payable of $7.6 million primarily driven by lower bank fees.

Accrued and other liabilities was $23.5 million at May 3, 2008, compared to $31.2 million at April 28, 2007. This decrease was primarily due to the reclassification of accrued and other liabilities to “Liabilities held for sale” in the amount of $5.5 million resulting from the Company’s decision to exit the music business in North America, lower payroll related accruals of $3.8 million and lower accrued legal expense of $1.1 million. The decrease was partially offset by higher income tax payables of $2.1 million.

Liabilities held for sale totaled $62.3 million at May 3, 2008 while no balance existed at April 28, 2007. This increase was due to the Company’s decision to exit the music business in North America. In accordance with accounting guidance, the U.S. and Canadian liabilities were reclassified as held for sale as of May 3, 2008. See Note 3 of Notes to Consolidated Financial Statements for a detailed discussion related to this line item.

The Company did not repurchase any shares of its common stock during fiscal 2008 or fiscal 2007. The Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors. The credit agreements restrict the Company from repurchasing its common stock. At this time, the Company has no plans to resume stock repurchases. See Note 8 of Notes to Consolidated Financial Statements for additional information related to these credit agreements.

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

Liquidity and Capital Resources

On April 30, 2007, Handleman Company and certain of its subsidiaries entered into two, five-year credit agreements that constituted a $250 million multi-tranche credit facility. The credit agreements are with Silver Point Finance, LLC and General Electric Capital Corporation. Company borrowings under the agreements are limited by the collateral value of certain assets less reserves with a maximum of $223,306,000 as of May 3, 2008. Absent this multi-year credit facility, the Company would have violated its debt covenants under its previous credit agreements. Also, on April 30, 2007, Handleman Company terminated the amended and restated credit agreements dated November 22, 2005 with its lenders and repaid all amounts outstanding under those agreements. The collateral value of certain assets less reserves as of May 3, 2008 was $76,318,000. A borrowing base certificate, which details the value of collateral assets, is required daily from the Company to support all debt outstanding.

Subsequent to May 3, 2008, the Company entered into a Sixth, Seventh, Eighth, Ninth and Tenth Amendment to its credit agreements. The Tenth Amendment, among other provisions, waived an event of default that existed at May 3, 2008 that related to the amount of capital expenditures, license advances, exclusive distribution advances and software development costs allowed during the period of January 1, 2008 to May 31, 2008. The Company intends to sell its significant assets, which include Crave, Handleman Canada, REPS and Handleman UK. If the Company is not able to complete those sales transactions by October 31, 2008, then the Company projects that it will not comply with a Tenth Amendment covenant that requires a $70 million minimum asset coverage on and after October 31, 2008. The Company would seek to amend its credit agreement to prevent an event of default, but cannot make any assurances that its lender would agree to an amendment. See Note 8 of Notes to Consolidated Financial Statements for additional information related to these two credit agreements.

As previously discussed, the Board of Directors of the Company approved, in the fourth quarter of fiscal 2008, the discontinuance of the music business in North America. Handleman believes that cash provided from operations and the sale of assets could provide sufficient liquidity to fund the Company’s day-to-day business activities provided the Company is able to sell its remaining assets within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s liquidity would be dependent upon further amendments to its credit agreements or securing alternative funding. If these actions are unsuccessful, then the Company’s ability to continue as a going concern could be in doubt.

The Company had borrowings of $63.7 million and $106.9 million outstanding as of May 3, 2008 and April 28, 2007, respectively, both of which were classified as current liabilities at each of these balance sheet dates.

As of May 3, 2008, the Company had excess availability under its credit agreements to borrow an additional $12.6 million. After the last holiday season, as anticipated, the Company experienced a significant reduction in its collateral assets, primarily due to its collection of accounts receivable balances and an overall reduction in inventory levels, as well as a significant increase in its cash position. This reduction in working capital led to the Company’s request for a fifth amendment. This amendment, which is described in Note 8 of Notes to Consolidated Financial Statements, also required the Company to pre-pay $20.0 million of its Term A Loan debt on March 4, 2008. The amount was based on the Company’s cash balances as of that date. Subsequent prepayments of term debt in the amount of $9.2 million were also made between March 5, 2008 and May 3, 2008. A prepayment premium associated with these early debt repayments in the amount of $2.5 million was incurred and was recorded in the fourth quarter of fiscal 2008 in discontinued operations in the Company’s Consolidated Statements of Operations.

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

For the fiscal year ended April 28, 2007, a total of $0.24 per share or $4.8 million in cash dividends was paid to shareholders. The Company did not pay cash dividends during fiscal 2008.

Working capital at May 3, 2008 was $62.5 million, compared to $90.3 million at April 28, 2007. The working capital ratio was 1.3 to 1 and 1.4 to 1 at May 3, 2008 and April 28, 2007, respectively.

Net cash provided from operating activities included in the Consolidated Statements of Cash Flows increased to $56.3 million for fiscal 2008 from $22.6 million for fiscal 2007. The increase in cash flows from operating activities was primarily related to year-over-year reductions in accounts receivable, inventory and other operating assets/liabilities of $49.9 million, $37.8 million and $18.3 million respectively; these increases were partially offset by a year-over-year reduction in accounts payable of $75.7 million.

Net cash used by investing activities was $22.1 million for fiscal 2008, compared to $38.3 million for fiscal 2007. The decrease in cash flows used by investing activities was mainly the result of reduced spending on property and equipment of $20.1 million and other cash investments of $2.2 million; this reduction was partially offset by increased spending by Crave on license advances and acquired rights of $7.4 million. The Company also received proceeds in fiscal 2008 related to the sale of investments of $1.2 million.

Net cash used by financing activities was $50.8 million for fiscal 2008, compared to net cash provided from financing activities of $23.3 million for fiscal 2007. This decease in cash flows from financing activities was predominately due to an increase of net debt repayments of $63.0 million, a decrease of $8.2 million in checks issued in excess of cash balances, which were classified as a financing activity in the prior fiscal year; under the Company’s new credit agreements, bank overdrafts are not honored by the bank if sufficient funds do not exist to cover payment of the overdrafts; therefore, checks issued in excess of cash balances, when in existence, are classified as an operating activity in fiscal 2008. Checks issued in excess of cash balances were $3.4 million at May 3, 2008. Additionally, the decrease in cash flows from financing activities was due to an increase of $7.8 million in financing related fees. These net uses of cash were offset, in part, by a year over year decline in cash dividends paid of $4.8 million.

The Company had no significant off-balance sheet arrangements as of May 3, 2008.

New Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) reiterates that business combinations must be accounted for using the acquisition method. The definition of business combination is expanded to include transactions where an acquirer gains control by contract alone or without exchange of consideration. SFAS No. 141(R) requires the measurement and recognition of a business combination on the acquisition date and requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests held in the acquiree, which eliminates the current cost-based purchase method. This Statement also requires an acquirer to recognize goodwill as of the acquisition date, measured as a residual of the consideration paid plus the fair value of any noncontrollable interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The Company will adopt this Statement as necessary.

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 identifies a new term—noncontrolling interests—to replace what were previously called minority interests. This Statement clarifies that noncontrolling interests should be classified as equity. Changes in a parent’s ownership interest whereby the parent still retains control of a subsidiary will also be accounted for as an equity transaction. If a change in a parent’s ownership results in a loss of control of a subsidiary, the retained equity interest will be re-measured at fair value as of the deconsolidation date and any gain or loss would be recognized in net income. The Statement is currently not applicable to the Company; the provisions of this Statement will be adopted as necessary.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about derivative and hedging activities with the intent to provide a greater understanding of how and why derivative instruments are used, how they are accounted for and how they affect the financial statements. SFAS No. 161 will be effective for the Company’s fourth quarter of fiscal 2009 beginning February 1, 2009. The Company is currently evaluating the impact of this pronouncement on its reporting disclosures.

FIN No. 48

In June 2006, Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest (that will be classified in the Company’s financial statements as interest expense, consistent with the Company’s current accounting policy) and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN No. 48 as of April 29, 2007, the Company increased its existing income tax reserves by $1,562,000, largely due to foreign and state income tax matters. The increase was recorded as a cumulative effect adjustment to the opening balance of retained earnings. As of May 3, 2008, the Company had $3,745,000 of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2008
Balance at April 29, 2007	$2,798
Increase – tax positions in prior periods	1,472
Increase – tax positions in current period	52
Decrease – tax positions in prior periods	(543)
Settlements	(67)
Lapse of statute of limitations	—
Foreign currency translation adjustment	33

Balance at May 3, 2008	$3,745

If recognized, approximately $3,407,000 would be recorded as a component of income tax expense and the additional $338,000 would be recorded as interest and penalties. The unrecognized tax benefits increased by $947,000 in fiscal 2008. This increase was predominantly due to an unrecognized tax benefit recorded in the second quarter of fiscal 2008 in the amount of $639,000. The increase in unrecognized tax benefit in the second quarter of fiscal 2008 resulted from the reevaluation of facts and circumstances related to a tax uncertainty identified during the adoption of FIN No. 48 in the first quarter of this fiscal year. Upon reevaluation, management determined that a reserve amount was appropriate on this tax uncertainty and accordingly, additional income tax expense of $804,000 was recorded in the second quarter of fiscal 2008. Management also determined that this amount did not materially impact the financial results for any individual quarter or year-to-date period of this fiscal year.

With the adoption of FIN No. 48, the Company will continue to include interest expense and penalties related to income tax contingencies in income before income taxes in its Consolidated Statements of Operations.

In many instances, the Company’s uncertain positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of May 3, 2008:

Jurisdiction	Open Tax Year Examination in Progress	Examination not yet Initiated
United States *	N/A	2006 – 2007
Canada *	2000 – 2005	2006 – 2007
United Kingdom	N/A	2004 – 2007

*	Includes federal as well as state or provincial jurisdictions, as applicable.

Based on the outcome of these examinations, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses and credit carryforwards) in future periods. Based on the number of tax years currently under audit by the relevant taxing authorities, the Company anticipates that some of these audits may be finalized in the foreseeable future.

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

SEC Final Rule Release No. 33-8876

In December 2007, the Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-8876, “Smaller Reporting Company Regulatory Relief and Simplification.” The SEC eliminated the category of filers defined as “small business issuers” and defined a new category called “smaller reporting companies.” This Final Rule also expanded the number of companies eligible for the SEC’s scaled disclosures for smaller reporting companies. Under these amended rules, the scaled disclosures apply to reporting companies with less than $75 million in public float or less than $50 million in revenue if they do not have a calculable public float. For existing companies, eligibility for the smaller reporting company status is based on the last business day of the company’s most recent second fiscal quarter. The Company qualified as a Smaller Reporting Company as of October 27, 2007, the end of its most recent second fiscal quarter, and has adopted the scaled disclosures in this annual report on Form 10-K.

SEC Staff Accounting Bulletin No. 108

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” was issued by the SEC. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements, the roll-over method and the iron curtain method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The use of this method can cause the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach,” since it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment; including how and when the errors arose. The Company applied the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending April 28, 2007.

The following table summarizes the effects (up to April 30, 2006) of applying the guidance in SAB No. 108 (in thousands of dollars):

	Period in Which the Misstatement Originated (1)
	Cumulative Prior to May 2, 2004	Fiscal Year Ended April 30, 2005	Fiscal Year Ended April 29, 2006	Adjustment Recorded as of April 30, 2006
Accrued property taxes (2)	$(1,123)	$(86)	$(575)	$(1,784)
Deferred tax assets (2, 3, 4)	(865)	(528)	(372)	(1,765)
Foreign currency translation adjustment (3)	139	37	64	240

Retained earnings (5)	$(1,849)	$(577)	$(883)	$(3,309)

1)	The Company quantified these errors under the rollover method and concluded that they were immaterial – individually and in the aggregate.
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

On November 27, 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner. In addition to an hourly rate and time commitment for services, Handleman’s original agreement called for it to pay AP Services a success fee that is equal to 5% of the increase in shareholder market capitalization from the inception of the agreement through the payment due date upon the completion of the engagement. On May 29, 2008, the Company and APS amended their original agreement. The Amendment provides that in lieu of the success fee previously agreed to by Handleman and APS, Handleman will pay APS a success fee based on 5% (five percent) of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. In addition to Mr. Koch, the Managing Director of Handleman UK and one of Handleman’s Vice Presidents of Finance are also employees of Alix Partners that were retained by Handleman Company after Mr. Koch’s appointment. This additional staffing was approved in advance of their joining Handleman by the CEO Governing Committee, which is a three-person Committee of the Board that was formed to oversee the AlixPartners engagement. All invoices from AlixPartners to the Company are reviewed and approved by a member of the CEO Governing Committee prior to their payment. In accordance with accounting guidance, this relationship is viewed as a related party transaction since the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company has not engaged in any other related party transactions, which would have had a material effect on the Company’s financial position, results of operations or cash flows.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements because of factors affecting any of a number of critical objectives, including, without limitation, receiving governmental approval to sell the assets and operations of the Company’s Canadian subsidiary to Anderson, the ability to transition the U.S. music customers other than Wal-Mart to other vendors smoothly, the ability to realize a final agreement to sell the UK operations to Tesco and successfully settle other UK assets and liabilities, maintaining satisfactory working relationships with our lenders, customers and vendors, retaining key personnel, satisfactory resolution of any outstanding claims or claims which may arise, finding and capitalizing on opportunities to maximize the value of the Company’s non-music operations, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of May 3, 2008 and April 28, 2007

Consolidated Statements of Operations – For the Years Ended May 3, 2008 and April 28, 2007

Consolidated Statements of Shareholders’ Equity – For the Years Ended May 3, 2008 and April 28, 2007

Consolidated Statements of Cash Flows – For the Years Ended May 3, 2008 and April 28, 2007

Notes to Consolidated Financial Statements

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Handleman Company

We have audited the accompanying consolidated balance sheet of Handleman Company and subsidiaries (the “Company”) as of May 3, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handleman Company and subsidiaries as of May 3, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $96,785,000 during the year ended May 3, 2008 and has been unable to obtain additional financing to satisfy its operating and capital requirements through May 2, 2009. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
Southfield, Michigan
August 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Handleman Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Handleman Company and its subsidiaries at April 28, 2007, and the results of their operations and their cash flows for the year ended April 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for the year ended April 28, 2007 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 11 and Note 10 to the consolidated financial statements, Handleman Company changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pension plans in fiscal 2007.

/s/PricewaterhouseCoopers LLP

Detroit, Michigan

June 29, 2007, except for the effects of discontinued operations discussed in Note 3 and the change in the composition of reportable segments discussed in Note 13 to the consolidated financial statements, as to which the date is August 11, 2008.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF MAY 3, 2008 and APRIL 28, 2007

(in thousands of dollars except share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,043	$18,457
Accounts receivable, less allowances of $2,602 in 2008 and $12,797 in 2007	62,479	236,069
Merchandise inventories	29,404	115,535
Other current assets	10,221	17,713

Assets held for sale	139,943	—

Total current assets	243,090	387,774

Property and equipment, net	28,870	65,128

Goodwill, net	6,903	36,938
Intangible assets, net	35,062	36,433
Other assets, net	14,779	20,178

Total assets	$328,704	$546,451

LIABILITIES
Current liabilities:
Debt, current portion	$63,706	$106,897
Accounts payable	31,023	159,444
Accrued and other liabilities	23,548	31,163

Liabilities held for sale	62,298	—

Total current liabilities	180,575	297,504

Other liabilities	6,456	9,402
Commitments and contingencies (Note 12)	—	—

Total liabilities	187,031	306,906

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized: 20,464,000 and 20,291,000 shares issued and outstanding at May 3, 2008 and April 28, 2007, respectively	205	203
Additional paid-in capital	788	—
Accumulated other comprehensive income	17,099	17,414
Retained earnings	123,581	221,928

Total shareholders’ equity	141,673	239,545

Total liabilities and shareholders’ equity	$328,704	$546,451

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED MAY 3, 2008 and APRIL 28, 2007

(in thousands of dollars except per share data)

	2008	2007
Revenues	$494,570	$558,363
Costs and expenses:
Direct product costs	(411,120)	(506,352)
Selling, general and administrative expenses	(168,615)	(173,914)

Impairment of goodwill	(30,035)	—
Impairment of subsidiary assets	(17,197)	—

Operating loss	(132,397)	(121,903)
Interest expense	(2,978)	(4,870)
Investment (loss) income	(1,913)	1,475

Loss from continuing operations before income taxes	(137,288)	(125,298)
Income tax benefit	10,725	25,279

Loss from continuing operations	(126,563)	(100,019)

Discontinued operations (Note 3):
Income from operations of discontinued subsidiaries	41,165	73,672
Income tax expense	(11,387)	(27,081)

Income from discontinued operations	29,778	46,591

Net loss	$(96,785)	$(53,428)

(Loss) income per share:
Continuing operations - basic	$(6.22)	$(4.96)

Continuing operations - diluted	$(6.22)	$(4.96)

Discontinued operations - basic	$1.46	$2.31

Discontinued operations - diluted	$1.46	$2.31

Net loss - basic	$(4.76)	$(2.65)

Net loss - diluted	$(4.76)	$(2.65)

Weighted average number of shares outstanding during the period
Basic	20,341	20,149

Diluted	20,341	20,149

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE FISCAL YEARS ENDED MAY 3, 2008 and APRIL 28, 2007

(in thousands of dollars)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Employee Benefit Related	Interest Rate Swap	Unearned Compensation	Additional Paid-in Capital	Retained Earnings	Total Share- holders' Equity
April 29, 2006, previously reported	19,990	$200	$16,131	$(248)	$184	$(4,816)	$—	$285,538	$296,989
Cumulative effect, net of tax, for adoption of SAB No. 108								(3,309)	(3,309)

April 29, 2006, restated	19,990	200	16,131	(248)	184	(4,816)	—	282,229	293,680
Net loss								(53,428)	(53,428)
Adjustment for foreign currency translation			6,523						6,523
Minimum pension liability adjustment, net of tax of $35				66					66
Interest rate swap, net of tax of ($101)					(184)				(184)

Comprehensive loss, net of tax									(47,023)

Adoption of SFAS No. 158 net of tax of ($2,824)				(5,058)					(5,058)
Stock-based compensation:
Performance shares	214	2				3,484	(2,176)		1,310
Stock options	—	—				812	(82)		730
Restricted stock and other	87	1				520	231		752
Reclassification of additional paid-in-capital							2,027	(2,027)	—
Cash dividends, $0.24 per share								(4,846)	(4,846)

April 28, 2007, previously reported	20,291	203	22,654	(5,240)	—	—	—	221,928	239,545
Cumulative effect of adoption of FIN No. 48								(1,562)	(1,562)

April 28, 2007, restated	20,291	203	22,654	(5,240)	—	—	—	220,366	237,983
Net loss								(96,785)	(96,785)
Adjustment for foreign currency translation, net of tax of $2,301			(1,213)						(1,213)
Employee benefit plan related adjustment, net of tax of $(484)				898					898

Comprehensive loss, net of tax									(97,100)

Stock-based compensation:
Performance shares/units	130	2					567		569
Stock options	—	—					(127)		(127)
Restricted stock and other	43	—					348		348

May 3, 2008	20,464	$205	$21,441	$(4,342)	$—	$—	$788	$123,581	$141,673

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED MAY 3, 2008 and APRIL 28, 2007

(in thousands of dollars)

	2008	2007
Cash flows from operating activities:
Net loss	$(96,785)	$(53,428)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation	15,844	15,136
Amortization of definite-lived intangible assets	7,961	9,221
Recoupment of development costs/licensed rights	11,120	7,324
Amortization of financing related fees	3,070	—
Loss on extinguishment of debt	3,068	—
Impairment of equity investments	3,805	—
Impairment of subsidiary assets and inventory markdowns	22,802	9,734
Impairment of goodwill	30,035	—
Gain on sale of investment	(957)	—
Unrealized investment income	(215)	(427)
Loss on disposal of property and equipment	770	817
Deferred income taxes	—	5,513
Stock-based compensation	670	2,710
Retirement plans curtailment/settlement charges	148	1,375
Changes in operating assets and liabilities:
Decrease in accounts receivable	78,906	28,964
Decrease in merchandise inventories	44,661	6,843
Decrease (increase) in other operating assets	6,579	(6,160)
(Decrease) increase in accounts payable	(74,491)	1,229
Decrease in other operating liabilities	(708)	(6,220)

Total adjustments	153,068	76,059

Net cash provided from operating activities	56,283	22,631

Cash flows from investing activities:
Additions to property and equipment	(6,702)	(26,824)
License advances and acquired rights	(16,734)	(9,301)
Proceeds from disposition of properties and equipment	150	4
Proceeds from sale of investment	1,217	—
Cash investment in REPS LLC	—	(1,052)
Other equity investments	—	(1,137)

Net cash used by investing activities	(22,069)	(38,310)

Cash flows from financing activities:
Issuances of debt	4,139,371	5,333,755
Repayments of debt	(4,182,574)	(5,313,981)
Financing related fees	(7,755)	—
Checks issued in excess of cash balances	—	8,249
Cash dividends	—	(4,846)
Cash proceeds from stock-based compensation plans	120	82

Net cash (used by) provided from financing activities	(50,838)	23,259

Effect of exchange rate changes on cash	(790)	531
Net (decrease) increase in cash and cash equivalents	(17,414)	8,111
Cash and cash equivalents at beginning of year	18,457	10,346

Cash and cash equivalents at end of year	$1,043	$18,457

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations.

1. Accounting Policies

Business

During fiscal 2008, Handleman Company had the following reporting segments: category management and distribution operations, video game operations and all other. As a category manager and distributor of product, the Company created value for its customers by leveraging its core competencies of logistics services, field services and intellectual services. During fiscal 2008, the Company predominately provided full category management services for prerecorded music product to leading retail chains in the United States (“U.S.”), United Kingdom (“UK”) and Canada. The Company’s Board of Directors approved the exiting of the music category management and distribution operations in the U.S. and Canada during the fourth quarter of fiscal 2008. In accordance with accounting guidance, the U.S. and Canadian operations have been classified as discontinued operations for financial reporting purposes for all periods presented. The video game operations are related to Crave Entertainment Group, Inc. (“Crave”) and the all other segment primarily represents REPS LLC (“REPS”).

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal year ended May 3, 2008 (“fiscal 2008”) consisted of 53 weeks and the fiscal year ended April 28, 2007 (“fiscal 2007”) consisted of 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. All subsidiary companies are wholly owned. The Company does not have any significant equity investments other than in companies in which it has voting control.

The Company has intercompany transactions between its U.S. category management and distribution operations and REPS related to revenues and expenses resulting from REPS providing field service for the U.S. music business. As these revenues and expenses will not be on-going as a result of the Company exiting the U.S. music business, costs and associated eliminations have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented.

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

Foreign Currency Translation

The Company’s foreign subsidiaries utilize the local currency as their functional currency. Therefore, the Company follows the guidance outlined in Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” issued by the Financial Accounting Standards Board (“FASB”) to convert the balance sheets and statements of operations of its foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

subsidiaries to United States dollars. The Company uses an average exchange rate for the period, based on published daily rates, to convert foreign operational transactions to United States dollars. Assets and liabilities of foreign subsidiaries are converted to United States dollars using the prevailing published exchange rate on the last business day of the fiscal period. Common stock and additional paid in capital are converted at historical exchange rates. Resulting translation adjustments are included as a component of “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets. Net transaction gains included in “Selling, general and administrative expenses” from continuing operations in the Company’s Consolidated Statements of Operations were $1,029,000 and $832,000 for the years ended May 3, 2008 and April 28, 2007, respectively.

Financial Instruments

The Company has evaluated the fair value of those assets and liabilities identified as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company estimates that fair values generally approximated carrying values at May 3, 2008 and April 28, 2007. Fair values have been determined through information obtained from market sources and management estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The table below presents information about the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	May 3, 2008	April 28, 2007
Trade accounts receivable	$65,081	$248,866
Less allowances for:
Gross profit impact of estimated future returns	(440)	(8,719)
Doubtful accounts	(2,162)	(4,078)

Accounts receivable, net	$62,479	$236,069

Inventory Valuation

Merchandise inventories are recorded at the lower of cost (average cost method) or market. The Company accounts for inventories using the full cost method which includes costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $3,138,000 and $5,547,000 were incurred during the fiscal years ended May 3, 2008 and April 28, 2007, respectively, and are classified as a component of “Direct product costs” from continuing operations in the Company’s Consolidated Statements of Operations. Merchandise inventories as of May 3, 2008 and April 28, 2007 included $269,000 and $1,962,000, respectively, of such costs.

The Company’s inventory consists substantially of compact discs and video game hardware and software, which are not substandard from a functional standpoint. Typically, the Company’s music suppliers offer return privileges for excess inventory quantities. Video game hardware and software is generally purchased as a one-way sale. Therefore, inventory reserves are provided for the risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

that exists related to the carrying value of non-returnable slow moving inventory that may exceed market value, although the effect of markdowns is minimized since the Company’s music vendors generally offer some level of return allowances and price protection.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement applies to long-lived assets other than goodwill, and prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment. See Note 4 of Notes to Consolidated Financial Statements for information related to long-lived asset impairment charges recorded in fiscal 2008.

Common Stock Repurchases

The Company is authorized to repurchase shares of its common stock pursuant to authorizations approved by its Board of Directors. Upon repurchase, the Company immediately retires the shares and, as a result, records a reduction in the number of common shares outstanding along with a reduction to additional paid-in-capital (representing the excess of the purchase price over the par value of the shares repurchased) in the period of repurchase/retirement. These transactions generally result in a negative balance in additional paid-in-capital. In the event of an active repurchase program, the negative balance in additional paid-in-capital is subsequently reclassified to retained earnings. The effect of these share repurchase transactions on common shares and shareholders’ equity is included in the Company’s Consolidated Statements of Shareholders’ Equity for all periods presented. Under the terms of the Company’s credit agreements, the Company is restricted from repurchasing shares of its common stock. See Note 8 of Notes to Consolidated Financial Statements for additional information related to the Company’s debt agreements.

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

Shipping and Handling (Freight Expense)

The Company generally does not bill customers for shipping and handling costs incurred. Shipping and handling costs associated with shipments to and returns from customers are paid by the Company and included in “Selling, general and administrative expenses” from continuing operations in the Consolidated Statements of Operations. Customer related shipping and handling costs included in selling, general and administrative expenses from continuing operations were $14,771,000 and $6,680,000 for fiscal years 2008 and 2007, respectively.

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

Earnings Per Share

The Company computes diluted earnings per share from net income in accordance with SFAS No. 128, “Earnings Per Share.” A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	May 3, 2008	April 28, 2007
Weighted average shares during the period – basic	20,341	20,149
Additional shares from assumed exercise of stock-based compensation	—	—

Weighted average shares adjusted for assumed exercise of stock options – diluted	20,341	20,149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares as a result of the net loss for fiscal years 2008 and 2007.

New Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) reiterates that business combinations must be accounted for using the acquisition method. The definition of business combination is expanded to include transactions where an acquirer gains control by contract alone or without exchange of consideration. SFAS No. 141(R) requires the measurement and recognition of a business combination on the acquisition date and requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests held in the acquiree, which eliminates the current cost-based purchase method. This Statement also requires an acquirer to recognize goodwill as of the acquisition date, measured as a residual of the consideration paid plus the fair value of any noncontrollable interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired. SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The Company will adopt this Statement as necessary.

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 identifies a new term—noncontrolling interests—to replace what were previously called minority interests. This Statement clarifies that noncontrolling interests should be classified as equity. Changes in a parent’s ownership interest whereby the parent still retains control of a subsidiary will also be accounted for as an equity transaction. If a change in a parent’s ownership results in a loss of control of a subsidiary, the retained equity interest will be re-measured at fair value as of the deconsolidation date and any gain or loss would be recognized in net income. The Statement is currently not applicable to the Company; the provisions of this Statement will be adopted as necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about derivative and hedging activities with the intent to provide a greater understanding of how and why derivative instruments are used, how they are accounted for and how they affect the financial statements. SFAS No. 161 will be effective for the Company’s fourth quarter of fiscal 2009 beginning February 1, 2009. The Company is currently evaluating the impact of this pronouncement on its reporting disclosures.

FIN No. 48

In June 2006, Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” was issued by the FASB. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest (that will be classified in the Company’s financial statements as interest expense, consistent with the Company’s current accounting policy) and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN No. 48 as of April 29, 2007, the Company increased its existing income tax reserves by $1,562,000, largely due to foreign and state income tax matters. The increase was recorded as a cumulative effect adjustment to the opening balance of retained earnings. As of May 3, 2008, the Company had $3,745,000 of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

2008
Balance at April 29, 2007	$2,798
Increase – tax positions in prior periods	1,472
Increase – tax positions in current period	52
Decrease – tax positions in prior periods	(543)
Settlements	(67)
Lapse of statute of limitations	—
Foreign currency translation adjustment	33

Balance at May 3, 2008	$3,745

If recognized, approximately $3,407,000 would be recorded as a component of income tax expense and the additional $338,000 would be recorded as interest and penalties. The unrecognized tax benefits increased by $947,000 in fiscal 2008. This increase was predominantly due to an unrecognized tax benefit recorded in the second quarter of fiscal 2008 in the amount of $639,000. The increase in unrecognized tax benefit in the second quarter of fiscal 2008 resulted from the reevaluation of facts and circumstances related to a tax uncertainty identified during the adoption of FIN No. 48 in the first quarter of this fiscal year. Upon reevaluation, management determined that a reserve amount was appropriate on this tax uncertainty and accordingly, additional income tax expense of $804,000 was recorded in the second quarter of fiscal 2008. Management also determined that this amount did not materially impact the financial results for any individual quarter or year-to-date period of this fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

With the adoption of FIN No. 48, the Company will continue to include interest expense and penalties related to income tax contingencies in income before income taxes in its Consolidated Statements of Operations.

In many instances, the Company’s uncertain positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of May 3, 2008:

Jurisdiction	Open Tax Year Examination in Progress	Examination not yet Initiated
United States *	N/A	2006 – 2007
Canada *	2000 – 2005	2006 – 2007
United Kingdom	N/A	2004 – 2007

*	Includes federal as well as state or provincial jurisdictions, as applicable.

Based on the outcome of these examinations, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses and credit carryforwards) in future periods. Based on the number of tax years currently under audit by the relevant taxing authorities, the Company anticipates that some of these audits may be finalized in the foreseeable future.

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

SEC Final Rule Release No. 33-8876

In December 2007, the Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-8876, “Smaller Reporting Company Regulatory Relief and Simplification.” The SEC eliminated the category of filers defined as “small business issuers” and defined a new category called “smaller reporting companies.” This Final Rule also expanded the number of companies eligible for the SEC’s scaled disclosures for smaller reporting companies. Under these amended rules, the scaled disclosures apply to reporting companies with less than $75 million in public float or less than $50 million in revenue if they do not have a calculable public float. For existing companies, eligibility for the smaller reporting company status is based on the last business day of the company’s most recent second fiscal quarter. The Company qualified as a Smaller Reporting Company as of October 27, 2007, the end of its most recent second fiscal quarter, and adopted the scaled disclosures in this annual report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

SEC Staff Accounting Bulletin No. 108

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” was issued by the SEC. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement misstatements, the roll-over method and the iron curtain method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The use of this method can cause the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach,” since it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment, including how and when the errors arose. The Company applied the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending April 28, 2007.

The following table summarizes the effects (up to April 30, 2006) of applying the guidance in SAB No. 108 (in thousands of dollars):

	Period in Which the Misstatement Originated (1)
	Cumulative Prior to May 2, 2004	Fiscal Year Ended April 30, 2005	Fiscal Year Ended April 29, 2006	Adjustment Recorded as of April 30, 2006
Accrued property taxes (2)	$(1,123)	$(86)	$(575)	$(1,784)
Deferred tax assets (2, 3, 4)	(865)	(528)	(372)	(1,765)
Foreign currency translation adjustment (3)	139	37	64	240

Retained earnings (5)	$(1,849)	$(577)	$(883)	$(3,309)

1)	The Company quantified these errors under the rollover method and concluded that they were immaterial – individually and in the aggregate.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5)

Represents the net overstatement of net income for the indicated periods resulting from the aforementioned misstatements and the net reduction to retained earnings recorded as of April 30, 2006 to record the initial application of SAB No. 108.

2. Financial Position

The Company has incurred losses of $96.8 million and $53.4 million in fiscal years 2008 and 2007, respectively. Industry wide music sales have been declining at double-digit rates over the past few years, impacted by digital distribution, downloading and piracy. As a result, many mass retailers have reduced the amount of floor space dedicated to physical music product. The Company implemented cost cutting initiatives during the last two years in response to these waning music sales, but has been unable to return to profitability. The Company determined that there were not enough further cost reduction opportunities to offset margin reductions from the continuing decline in sales volumes. On June 2, 2008, the Company announced its decision to exit the music business in North America, which was approved by the Company’s Board of Directors in April 2008. The Company’s decision to exit the music business in North America was further impacted by reluctance from its customers to maintain relationships with multiple music distributors in a declining market, uncertainty whether vendor terms would allow the Company to service its customers during the upcoming holiday season and uncertainty whether the Company’s credit agreements would provide sufficient liquidity to fund operations through fiscal 2009.

Handleman Company projects that it will have sufficient liquidity to operate until the wind down of the music business in North America is complete, which is expected to occur early in the second quarter of fiscal 2009. The Company is also exploring opportunities related to its other business activities including Crave, REPS and Handleman UK. The Company believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets at anticipated selling prices and within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s liquidity would be dependent on further amendments to its credit agreements, or securing alternative financing. If the Company is unable to do so, then its ability to continue as a going concern would be in doubt.

If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company is considering the possibility of distributing any such proceeds to shareholders rather than pursue reinvestment opportunities. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially.

Exiting the Music Business in North America

During the fourth quarter ended May 3, 2008, the Company committed to a plan to exit the North American music category management and distribution operations. Pursuant to this decision, Handleman Company entered into separate arrangements with Anderson Merchandisers L.P. (“Anderson”) related to its U.S. and Canadian operations.

The Company announced on June 2, 2008 that it entered into a definitive Asset Purchase Agreement (“APA”) with Anderson to purchase a portion of the U.S. music inventory and all of the store display fixtures related to its Wal-Mart business in the U.S. The APA was effective on June 2, 2008. Pursuant to this agreement, an initial purchase of U.S. music inventory was delivered to Anderson, FOB shipping point, from the Company’s Indianapolis, Indiana automated distribution

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

center. An additional inventory purchase by Anderson is expected to be completed on or about August 29, 2008. On June 2, 2008, the Company ceased providing music category management and distribution services to Wal-Mart in the U.S.

The purchase price paid by Anderson for the initial U.S. music inventory was equal to Handleman’s supplier invoice cost. The purchase price for the additional U.S. music inventory in August will be equal to Handleman’s supplier invoice cost less $0.31 per unit and less any supplier return handling fees. The total inventory purchase price to be paid by Anderson will not exceed $21,500,000. The purchase price paid by Anderson for the retail display fixtures was $3,629,000, which was equal to the net book value of the fixtures as of June 2, 2008. Anderson also paid Handleman $175,000 for transition services and $5,000,000 for pick, pack and ship costs, warehousing costs and billing and management costs incurred by Handleman in connection with the closing. Anderson has agreed to pay $4,000,000 if Handleman identifies and sells or transitions to Anderson any other Handleman business that adds value to the U.S. music transaction. (Handleman has signed a definitive agreement to sell the assets and the operations of its Canadian subsidiary to Anderson). The Company secured the consent of its lenders prior to the execution of both the U.S. and Canadian transactions. All of the proceeds from the U.S. sale were used to pay Handleman’s lenders and reduce outstanding loan balances. To date, the APA has generated approximately $19,795,000 in cash in the first quarter of fiscal 2009.

Handleman will be working with its other U.S. music customers to assist them in achieving a smooth transition to other music suppliers by the end of August 2008. As of July 31, 2008, a material portion of such transition has occurred. Following the transition of the last customer, Handleman will have no on-going music business in the U.S.

July 2008, the Company signed a definitive agreement to sell all of the music inventory, fixed assets and operations of Handleman’s Canadian subsidiary, inclusive of customer relationships, to Anderson. The agreement is structured such that Anderson will purchase all of these assets at carrying value as of the closing date plus $1,000,000. Completion of this transaction is expected to occur shortly after receipt of Canadian regulatory approval, which the parties expect to receive in the second quarter of fiscal 2009.

Crave Entertainment and REPS LLC

During the fourth quarter of fiscal 2008, the Company announced that it retained the investment banking firm W.Y. Campbell & Company for the purpose of exploring possible strategic options for Crave. In June 2008, an Offering Memorandum was completed and the Company began actively marketing Crave for sale at that time. In July 2008, the Company retained W.Y. Campbell & Company to explore strategic options for REPS, as well. An Offering Memorandum for REPS was completed in late July 2008 and the Company began actively marketing REPS in early August 2008.

Handleman United Kingdom

Handleman UK began providing distribution, replenishment and store merchandising services to Tesco Stores Limited (“Tesco”) in support of its entertainment businesses – specifically music, video and video games – at the beginning of fiscal 2008. Under this arrangement, Tesco retained title to the inventory, which was housed in and distributed from a Handleman UK distribution facility. During the first quarter of fiscal 2009, the Company began discussions and has reached an agreement in principle with Tesco to sell certain assets and assume all of the operations related to the Tesco category management and distribution operations, as well as to transfer certain of the Company’s intellectual properties to Tesco. It is expected that if a purchase agreement is reached, to the satisfaction of both parties, that a closing will occur during the second quarter of fiscal 2009. The completion of this purchase agreement will transition all related assets and services from Handleman UK to Tesco.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The purchase price to be paid by Tesco is approximately $18,549,000, and relates to all of the fixed assets located in the Company’s Tesco-dedicated distribution center in the UK and certain licensed and proprietary computer software held by the Company’s corporate subsidiary. Following its discontinuance of business with Tesco, as well as ASDA, as discussed in Note 5 of Notes to Consolidated Financial Statements, Handleman UK will have no on-going operations.

Amendments to Debt Agreements

During the first quarter of fiscal 2009, the Company and its lenders entered into Sixth, Seventh, Eighth and Ninth Amendments to its credit agreements, and early in the second quarter of Fiscal 2009, the Company entered into a Tenth Amendment to its credit agreements. See Note 8 of Notes to Consolidated Financial Statements for detailed discussions of these amendments.

3. Disposal of Long-Lived Assets

Assets Held for Sale

During the fourth quarter of fiscal 2008, management committed to a plan, that was approved by the Company’s Board of Directors in April 2008, to exit the North American music business and entered into negotiations with Anderson for the sale of its U.S. and Canadian assets and operations. Therefore, the Company classified the assets and liabilities of its U.S. and Canadian music operations as held for sale in its Consolidated Balance Sheet as of May 3, 2008, in accordance with the guidance provided in SFAS No. 144. All of the assets and liabilities held for sale were previously included in the category management and distribution operations segment.

The table below summarizes the major categories of assets and liabilities held for sale at May 3, 2008 (in thousands of dollars):

Assets Held for Sale	Total
Accounts receivable	$94,420
Merchandise inventories	37,803
Property and equipment, net	7,635
Other assets	85

Total assets held for sale	$139,943

Liabilities Held for Sale
Accounts payable	$56,839
Accrued and other liabilities	5,459

Total liabilities held for sale	$62,298

The assets of Handleman UK, Crave and REPS are classified as held and used as of May 3, 2008 because all of the criteria in SFAS No. 144 related to long-lived assets to be disposed of by sale were not met. As of May 3, 2008, the Company did not have an active program in place to locate a buyer for these businesses and these asset groups were not being actively marketed for sale.

The Company began actively marketing the assets of Handleman UK by initiating conversations with Tesco in May 2008, during the Company’s first quarter of fiscal 2009. Those discussions have progressed and management believes the parties will execute an asset purchase agreement early in the second quarter of fiscal 2009. In accordance with SFAS No. 144, in the first quarter of fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2009 the Company will classify the Handleman UK assets and liabilities as held for sale and the results of operations for the Handleman UK business will be reported in discontinued operations.

The Company engaged an investment banking firm in the fourth quarter of fiscal 2008 to explore strategic options for Crave. An Offering Memorandum was completed in June 2008 and the Company decided, upon Board approval, to begin actively marketing Crave for sale at that time. In accordance with SFAS No. 144, in the first quarter of fiscal 2009 the Company will classify the Crave assets and liabilities as held for sale and the results of operations for the Crave business will be reported in discontinued operations. There is a reasonable likelihood that upon the sale of Crave, a loss will be incurred because the carrying value of the entity will not be recovered.

During the first quarter of fiscal 2009, the Company retained the same investment banking firm to pursue strategic options related to REPS, as well; an Offering Memorandum was drafted during the first quarter of fiscal 2009 and marketing efforts for REPS will begin in the second quarter of fiscal 2009. In accordance with SFAS No. 144, REPS assets and liabilities will be classified as held and used and its results of operations will be reported in continuing operations as of the end of the first quarter of fiscal 2009. There is a reasonable likelihood that upon the sale of REPS, a loss will be incurred because the carrying value of the entity will not be recovered.

Discontinued Operations

The results of operations for the U.S. and Canadian music category management and distribution businesses are reported in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented in accordance with the guidance in SFAS No. 144. After completion of these sales transactions and the wind down of the remaining business, the operations and cash flows of these business units will be eliminated from the ongoing operations of the Company and the Company will not have any continuing involvement in the operations of the U.S. or Canadian businesses.

Upon completion of the U.S. asset purchase agreement on June 2, 2008, the buyer assumed all category management and distribution operations related to the Company’s U.S. music business with Wal-Mart. Wal-Mart represented approximately 74% of the Company’s U.S. revenues in fiscal 2008. The Company’s remaining non-Wal-Mart category management and distribution customers are expected to transition to other suppliers by the end of August 2008. Upon completion of the Canadian asset purchase agreement, all of the Canadian music category management and distribution operations will transition to the buyer. The closing of this transaction is expected to occur shortly after receipt of Canadian regulatory approval, which the parties expect to receive in the second quarter of fiscal 2009.

The table below summarizes the discontinued operations included in the Company’s Consolidated Statements of Operations, all of which were previously included in the category management and distribution operations reporting segment, for the fiscal years ended May 3, 2008 and April 28, 2007 (in thousands of dollars):

	Fiscal 2008	Fiscal 2007
Revenues	$664,652	$766,119
Pre-tax income from operations	$41,165	$73,672

4. Impairment and Other Charges

Impairment Charges

In light of the change in the Company’s future outlook, the Company reviewed its long-lived assets for potential impairment as of the end of fiscal 2008. In April 2008, the Company’s Board of Directors approved that the Company exit the music distribution business in North America and enter into an agreement in principle with Anderson for select U.S. music inventory and all of the store fixtures related to the Wal-Mart business. During the first quarter of fiscal 2009, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

also began discussions with Tesco, and reached an agreement in principle to sell certain assets and assume all of the operations related to its UK category management and distribution business related to Tesco. Based on the revised Company outlook and the projected cash flows for these business units, impairment analyses were performed in accordance with the guidance in SFAS No. 144, and as a result, certain assets were deemed impaired; accordingly, impairment charges of $15,765,000 were recorded in the fourth quarter of fiscal 2008. These charges primarily related to certain Handleman corporate proprietary and licensed computer software to be transferred to Tesco at the close of the asset purchase agreement with Tesco and Handleman UK’s machinery and equipment and related assets that were used exclusively for the storage and distribution of Tesco inventory to Tesco stores under their current business arrangement. These impairment charges were included in “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Operations.

In addition, an impairment charge related to U.S. machinery and equipment in the Indianapolis, Indiana distribution center, and leasehold improvements on that facility, was recorded in the amount of $1,483,000 and is included in income from operations of discontinued subsidiaries in the Company’s Consolidated Statements of Operations.

During the third quarter of fiscal 2008, Handleman UK and its customer ASDA determined that their business relationship related to the greeting cards business, which began in October 2006, would terminate in May 2008. Management determined that events leading up to and resulting in this separation represented a “triggering event” during the third quarter of fiscal 2008. In accordance with SFAS No. 144, the Company recorded a fixed asset impairment charge of $1,432,000 primarily related to Handleman UK’s machinery and equipment and related assets that were used exclusively for this product line. This impairment charge was recorded in the third quarter of fiscal 2008 and is included in “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Operations.

The following table summarizes the impairment charges recorded during fiscal 2008 by reporting segment and included in the Company’s Consolidated Statements of Operations (in thousands of dollars):

	Category Management and Distribution Operations	Corporate
Computer software – corporate	$—	$14,490
UK machinery and equipment – Tesco business	1,275	—
UK machinery and equipment – greeting cards business	1,432	—

Total impairment charges included in continuing operations	$2,707	$14,490

U.S. machinery and equipment – U.S. music business	$1,483	$—

Total impairment charge included in discontinued operations	$1,483	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other Charges

The Company recorded an inventory markdown in the amount of $2,200,000, representing the Company’s best estimate of the adjustment necessary to mark the U.S. inventory down to net realizable value based on the Company’s decision in the fourth quarter of fiscal 2008 to exit the music business in North America. The charge was recorded in the fourth quarter of fiscal 2008 and included in income from operations of discontinued subsidiaries in the Company’s Consolidated Statements of Operations. The Company believes the inventory markdowns are adequate; however, the markdowns are subject to change as the Company completes the liquidation of the remaining inventory. The Company anticipates that the liquidation of the remaining inventory will be completed early in fiscal 2009.

The Company estimates that one-time costs related to its decision to exit the music business in North America will approximate $14,000,000. These costs will be recorded in accordance with the guidance provided in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Severance costs were not accrued in the fourth quarter of fiscal 2008 because the Company was still developing the benefit termination plans for employees and because the communication to employees had not yet occurred as of May 3, 2008. All other one-time exit costs will be recorded as incurred in fiscal 2009.

During the first quarter of fiscal 2008, the Company announced that Handleman UK and ASDA decided not to continue their music supply arrangement effective August 2007. Pursuant to that decision, during fiscal 2008 Handleman UK developed and executed a plan to liquidate music inventory. As a result, and as previously discussed, management recorded an inventory markdown in the amount of $9,000,000 in the fourth quarter of fiscal 2007. Management determined that an additional inventory markdown in the amount of $1,922,000 was required in the fourth quarter of fiscal 2008. This amount was included in “Direct product costs” in the Company’s Consolidated Statements of Operations.

In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” because there is a mutual understanding between the employee and the company. The Company expects that substantially all of the employees in the UK will transition with the operations to Tesco upon completion of the asset purchase agreement. Accordingly, no severance costs have been accrued in fiscal 2008 related to the asset purchase agreement with Tesco.

5. ASDA Supply Arrangements

Greeting Cards

During the third quarter of fiscal 2008, Handleman UK determined, in conjunction with its customer (ASDA), that their business relationship related to the greeting cards business, which began in October 2006, would terminate in May 2008. This decision was mainly due to the customer’s desire to work directly with the greeting cards vendor to service its retail stores. Upon cessation of this greeting cards business relationship, ASDA was no longer a customer of Handleman UK. Greeting card sales to ASDA represented $71,401,000 of the Company’s consolidated revenues for fiscal 2008 and $39,324,000 of consolidated revenues for fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Management determined that events leading up to and resulting in this separation represented a “triggering event” during the third quarter of fiscal 2008. As discussed in Note 4 of Notes to Consolidated Financial Statements, in accordance with SFAS No. 144, the Company recorded a fixed asset impairment charge of $1,432,000 primarily related to the Company’s warehouse facility and related assets that were used exclusively for this product line because the carrying value of the asset group associated with the greeting card business exceeded its fair value. This amount was recorded in the third quarter of fiscal 2008 and was included in “Impairment of subsidiary assets” in the Company’s Consolidated Statements of Operations. In the greeting cards business model, Handleman UK did not own the greeting card product until the product was shipped from its facility. Accordingly, no inventory markdown to liquidation value was required. In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, because there is a mutual understanding between the employee and the company. The Company transitioned certain employees to other UK activities. Severance costs of $120,000 have been accrued in the fourth quarter of fiscal 2008 related to the termination of this greeting cards business. These costs were charged to “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

The Company estimates that one-time costs related to the termination of this greeting cards business will approximate $600,000. In accordance with SFAS No. 146, exit costs associated with this termination will be recorded as incurred. In the fourth quarter of fiscal 2008, the Company incurred $423,000 in one-time costs related to the termination of the greeting card business, of which $247,000 related to merchandise penalties and inventory shrinkage; these costs were charged to “Direct product costs” in the Company’s Consolidated Statements of Operations. The remaining $176,000 related to vehicle termination fees and was charged to “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

Music

On May 24, 2007, the Company announced that Handleman UK and ASDA decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Music and DVD sales to ASDA represented $57,339,000 of the Company’s consolidated revenues for the first four months of fiscal 2008 (through the agreed upon termination date) and $268,000,000 of the Company’s consolidated revenues during fiscal 2007. Handleman UK provided music category management and distribution services to ASDA through August 2007.

Management determined that events leading up to and resulting in this separation represented a “triggering event” during the fourth quarter of fiscal 2007. Accordingly, the Company recorded an inventory markdown in the amount of $9,000,000 in the fourth quarter of fiscal 2007, representing the Company’s best estimate of the adjustment necessary to mark inventory down to liquidation value. The Company recorded an additional $1,922,000 in the fourth quarter of fiscal 2008. These amounts were included in “Direct product costs” in the Company’s fiscal 2007 and 2008 Consolidated Statements of Operations, respectively. The Company believes these inventory markdowns are adequate; however, the markdowns are subject to change as the Company completes the liquidation of the remaining inventory. The Company anticipates that the liquidation of the remaining inventory will be completed early in fiscal 2009.

In addition, the Company recorded an impairment charge of $734,000 related to fixed assets, because the carrying value of the asset group associated with the music category management and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

distribution activities exceeded its fair value. This impairment charge was also recorded in the fourth quarter of fiscal 2007 in accordance with SFAS No. 144, and was included in “Selling, general and administrative expenses” in the Company’s fiscal 2007 Consolidated Statements of Operations.

The Company estimates, although it cannot make any assurances, that additional one-time costs related to the termination of its music supply agreement are substantially complete and no significant additional costs are expected to be incurred in fiscal 2009. In accordance with SFAS No. 146, exit costs associated with this termination have been recorded as incurred. During fiscal 2008, the Company incurred $2,674,000 in one-time costs related to the discontinuance of the ASDA business. These costs included $1,079,000 related to warehouse and storage costs incurred to liquidate inventory; $850,000 related to inventory liquidation retail outlets; $655,000 related to third-party consulting costs; and $90,000 related to vehicle contract termination costs. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. In accordance with UK Transfer of Undertakings (Protection of Employment) regulations, the Company accrued severance costs of $253,000 during fiscal 2008. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

6. Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performs an annual impairment test for goodwill in the fourth quarter of each fiscal year or as business conditions warrant a review. The goodwill test for impairment is conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, is compared to its fair value. Fair value is estimated using a discounted cash flow methodology.

The Company performed its annual goodwill impairment tests during the fourth quarter of fiscal 2008. A third-party valuation was obtained to determine the fair value of the Crave and REPS entities using projected cash flows prepared by the Company; management determined that the fair value of Crave did not exceed its carrying value and, as a result, all of the Crave goodwill was deemed impaired. This impairment for Crave was mainly due to future cash flows being negatively impacted by Crave’s strategy to increase expenditures related to its software development business, specifically to increase its investments in exclusive distribution arrangements. The valuation for REPS resulted in no goodwill impairment. In accordance with SFAS No. 142, the Company recorded a goodwill impairment charge of $26,629,000 related to Crave in the fourth quarter of fiscal 2008. The charge was included in “Impairment of goodwill” in the Company’s Consolidated Statements of Operations.

During the third quarter of fiscal 2008, Handleman UK determined in conjunction with its customer ASDA, that their business relationship related to the greeting cards business, would terminate effective May 2008. Due to the discontinuance of this business in the UK, an impairment test of goodwill related to the Handleman UK reporting unit was performed in the third quarter of this fiscal year. As a result of this test, no goodwill impairment charge was recorded in the third quarter of fiscal 2008.

The Company also performed its annual goodwill impairment test related to Handleman UK as of the fourth quarter of fiscal 2008. Based on the Company’s decision in the first quarter of fiscal 2009 to begin discussions with Tesco for the possible sale of the Tesco-related UK operations, the projected cash flows of that entity changed significantly from the assumptions used in the third quarter. Using the new assumptions for cash flow and fair value for Handleman UK, management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

determined that all of the Handleman UK goodwill was impaired, based on the guidance provided in SFAS No. 142. The Company recorded a goodwill impairment charge of $3,406,000 in the fourth quarter of fiscal 2008. This charge was included in “Impairment of goodwill” in the Company’s Consolidated Statements of Operations.

The following table summarizes the changes in the Company’s goodwill by reporting segment for the fiscal year ended May 3, 2008 (in thousands of dollars):

	Category Management and Distribution Operations	Video Games	All Other
Balance as of April 28, 2007	$3,406	$26,629	$6,903
Impairment charges	(3,406)	(26,629)	—

Balance as of May 3, 2008	$—	$—	$6,903

Intangible Assets

The intangible assets predominately relate to the acquisitions of Crave and REPS. The Company performs annual impairment analyses, or as business conditions warrant a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets. The Company performed its annual impairment tests in the fourth quarter of fiscal 2008. A third-party valuation was prepared in accordance with SFAS No. 144 for the Crave and REPS intangible assets and management determined that these assets were not impaired. Accordingly, no impairment charge was recorded during fiscal 2008 nor was any impairment charge previously recorded in fiscal 2007.

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

Under its software development agreements, payments are typically based on the achievement of defined milestones, which vary by agreement. Such milestones include payments due at the signing of the agreements, design and/or technical achievements and delivery of completed product; these advances are typically not refundable. These developed games are the property of Crave. Software development costs are recorded in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which requires that these costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Under this guidance, technological feasibility should be evaluated on a product-by-product basis. Payments prior to technological feasibility, or amounts otherwise related to software development that are not capitalized, should be charged immediately to research and development expense. Crave generally engages independent software developers experienced with the current video game platforms developed by the manufacturers. Due to the experience of the software developers and the established game platform technology, technological feasibility is already proven prior to the beginning of, or occurs very early in, the development cycle. Therefore, Crave typically does not incur any research and development costs. The Company did not incur any research and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

development costs for the fiscal years ended May 3, 2008 or April 28, 2007, because technological feasibility related to the development of video game titles was established prior to the start of game development.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

additional payments to these suppliers may be required if pre-defined minimum purchase volumes are exceeded. These additional payments are also classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheets. Management’s judgments and estimates are utilized in the ongoing assessment of the recoverability of these advances.

The Company’s future minimum payment commitments related to all of these agreements, as discussed above, are $9,697,000 as of May 3, 2008. Accrued royalties as of May 3, 2008 and April 28, 2007 totaled $673,000 and $482,000, respectively.

The following information relates to intangible assets subject to amortization as of May 3, 2008 and April 28, 2007 (in thousands of dollars):

	May 3, 2008		April 28, 2007
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademark	$7,900	$3,550	$7,900	$2,182
Customer relationships	28,100	12,350	28,100	7,547
Non-compete agreements	4,770	3,466	3,970	1,849
Software development costs and distribution/license advances	35,522	21,864	18,785	10,744

Total	$76,292	$41,230	$58,755	$22,322

	May 3, 2008		April 28, 2007
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Period
Trademark	$4,350	180 mos.	$5,718	180 mos.
Customer relationships	15,750	227 mos.	20,553	227 mos.
Non-compete agreements	1,304	37 mos.	2,121	41 mos.
Software development costs and distribution/license advances	13,658	18 mos.	8,041	17 mos.

Total	$35,062	113 mos.	$36,433	141 mos.

Royalty expense related specifically to software development costs and licensed rights included in “Recoupment of development costs/licensed rights” in the Company’s Consolidated Statements of Cash Flows is as follows (in thousands of dollars):

Royalty Expense	May 3, 2008	April 28, 2007
Software development costs, including write down to net realizable value of $568 for fiscal year 2008 and $2,628 for fiscal 2007	$5,560	$6,118
Exclusive distribution rights, including write down to net realizable value of $15 for fiscal year 2008	4,775	—
Licensed intellectual property rights, including write down to net realizable value of $62 for fiscal year 2008 and $373 for fiscal year 2007	785	1,206

Total	$11,120	$7,324

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s aggregate amortization expense for fiscal 2008 and fiscal 2007 totaled $18,908,000 and $16,206,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2009	$15,115
2010	8,289
2011	2,771
2012	2,083
2013	1,622
Thereafter	5,182

Total	$35,062

7. Property and Equipment

Property and equipment consists of the following (in thousands of dollars):

	2008	2007
Land	$640	$640
Buildings and improvements	13,245	13,245
Display fixtures	1	28,821
Computer hardware and software	21,641	66,111
Equipment, furniture and other	24,711	56,863

	60,238	165,680
Less accumulated depreciation	31,368	100,552

Total property and equipment, net	$28,870	$65,128

Property and equipment is recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in results of operations for the period. Repair costs are charged to expense as incurred.

As a result of the fixed asset impairment charges recorded in the fourth quarter of fiscal 2008, the Company will use the adjusted carrying amount of the applicable fixed assets as its new cost basis in accordance with SFAS No. 144. Furthermore, the new cost basis will be depreciated over the remaining useful life of that asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8. Debt

On April 30, 2007, Handleman Company and certain of its subsidiaries entered into two multi-year, secured credit agreements with Silver Point Finance and GE Capital. Company borrowings under the agreements were limited by the collateral value of certain assets less reserves, with a maximum as of April 30, 2007, of $250,000,000. On April 30, 2007, the Company also terminated its amended and restated credit agreement dated November 22, 2005 with its lenders and repaid all amounts outstanding under that agreement. Absent a new multi-year credit facility, the Company would have violated covenants under its previous credit agreement.

On May 3, 2008, the Company had borrowings of $63,706,000 under its new credit agreements compared to borrowings of $106,897,000 as of April 28, 2007 under the old debt agreements. The Company’s borrowings under its new credit agreements, which mature in April 2012, contain subjective acceleration clauses, and accordingly, have been classified as a current liability in accordance with FASB Technical Bulletin 79-3, “Subjective Acceleration Clause in Long-Term Debt Agreements.” The Company’s borrowings as of April 28, 2007, were also classified as current due to the planned termination of that agreement. The maximum borrowings allowed by the agreements on May 3, 2008 were limited to the collateral value of certain assets less reserves, with a maximum of $223,306,000. The collateral value of certain assets less reserves as of May 3, 2008 was $76,318,000. The weighted average interest rates under the credit agreements were 14.41% for the year ended May 3, 2008 and 6.88% for the year ended April 28, 2007.

As of May 3, 2008, the Company was in compliance with all of the covenants in its credit agreements, as amended, with the exception of a capital expenditures covenant, which was waived in the Tenth Amendment to the Company’s credit agreement signed on August 6, 2008.

The significant terms of the new credit agreements, as amended, as of May 3, 2008 are as follows:

Silver Point Finance Credit and Guaranty Agreement

Handleman Company and certain Handleman subsidiaries, as Guarantors; certain lenders; Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, in such capacity as Administrative Agent, as Collateral Agent and as Co-Lead Arranger entered into a Credit and Guaranty Agreement dated April 30, 2007 (“Silver Point Finance and Guaranty Agreement”). Pursuant to this agreement, and as of May 3, 2008, Handleman may borrow up to $113,306,000 comprised of (a) $20,856,000 aggregate principal amount of Tranche A Term Loan (“Term Loan A”), (b) $42,450,000 aggregate principal amount of Tranche B Term Loan (“Term Loan B”), and (c) up to $50,000,000 aggregate principal amount of Revolving Commitments (“Revolving Facility”). Handleman has secured the obligations by granting liens against substantially all of its assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The material terms of the Silver Point Finance Credit and Guaranty Agreement as of May 3, 2008 are as follows:

	Term Loan A	Term Loan B	Revolving Facility
Amount	$20,856,000	$42,450,000	$50,000,000
Interest Rate	Libor plus 600 basis points or prime rate plus 500 basis points; LIBOR cannot be less than 4.5% per annum, and prime cannot be less than 7.5% per annum	Libor plus 900 basis points or prime rate plus 800 basis points; LIBOR cannot be less than 4.5% per annum, and prime cannot be less than 7.5% per annum	Libor plus 600 basis points or prime rate plus 500 basis points; LIBOR cannot be less than 4.5% per annum, and prime cannot be less than 7.5% per annum

Unused Fee	—	—	2.00%

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

Prepayment of term loans or reduction or termination of all or any part of revolving credit commitment carries a make-whole amount or prepayment premium.

Make-Whole Amount – applies to any prepayment of a Term Loan or reduction or termination of all or any part of any of the Revolving Credit Commitment. The make-whole amount equals the sum of (a) the difference between (1) the aggregate amount of interest which would have otherwise been payable on the amount of the principal prepayment or commitment reduction from the date of prepayment or reduction until April 30, 2009, and (2) the aggregate amount of interest Lenders would earn if the prepaid or reduced principal amount were reinvested for the period from the date of prepayment or reduction until April 30, 2009, at the Treasury Rate, plus (b) 2.0% of the amount of the principal prepayment or commitment reduction made on such date.

Prepayment Premium – any prepayment of any Term Loans or any Commitment reduction or termination, a fee payable on the amount, prepaid, reduced or terminated as follows:

2.0% on or after 24 months since closing date, but prior to 36 months

1.0% on or after 36 months since closing date, but prior to 48 months

0% on or after 48 months.

GE Capital Credit Agreement

Handleman Company and certain subsidiaries of Handleman Company; General Electric Capital Corporation, as Administrative Agent, Agent and Lender; and GE Capital Markets, Inc. as Lead Arranger, entered into a Credit Agreement dated April 30, 2007 (“GE Capital Credit Agreement”). Pursuant to this new five-year credit agreement, Handleman may borrow up to $110,000,000. Pursuant to the GE Capital Credit Agreement, Handleman has granted to General Electric Capital Corporation, as agent, a security interest in and lien upon all of the Company’s existing and after-acquired personal and real property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The material terms of the GE Capital Credit Agreement are as follows:

Amount	$110,000,000

Interest Rate	Libor plus range of 250 to 300 basis points or Prime rate plus a range of 100 to 150 basis points, based on a performance grid as stated in the GE Capital Credit Agreement

Unused Fee	.50%

Collateral	First priority security interest in all accounts receivable and inventory Second priority interest in all Term Priority Collateral

Covenants to Credit Agreements

Pursuant to the Silver Point Finance Credit and Guaranty Agreement and the GE Capital Credit Agreement, Handleman has several covenants it must maintain in order to borrow under these agreements.

Amendments to Credit Agreements

In June 2007, the Company and its lenders entered into a waiver and amendment to the new credit agreements. This waiver and amendment extended the due date for certain post closing matters.

In September 2007, the Company and its lenders entered into a Second Amendment to the new credit agreements. This amendment suspended the daily sweep of all United States customer receipts to GE Capital until the Company borrows from GE Capital and extended the period that allows the Company’s UK and Canadian cash balance ceiling limits to include outstanding checks.

In November 2007, the Company and its lenders entered into a Third Amendment to the new credit agreements. This amendment revised the agreements to reflect the merger between two of the Company’s subsidiaries, Handleman Entertainment Resources LLC and Handleman Services Company (thereafter known as Handleman Services Company). In addition, this amendment further extended the period that allows the Company’s UK and Canadian cash balance ceiling limits to include outstanding checks. This amendment also waived two instances when the Company’s Canadian cash balance exceeded authorized limits and waived the delivery of copies of certain provincial and corporate tax returns sent to the lenders no later than 15 days after their filing. These defaults were cured prior to the filing of the Company’s Form 10-Q for the second quarter ended October 27, 2007.

In January 2008, the Company and its lenders entered into a Fourth Amendment to the new credit agreements. This amendment extended the period that allows the Handleman UK’s cash balance ceiling limits to include outstanding checks.

On March 11, 2008, the Company and its lenders entered into a Fifth Amendment to the new credit agreements. This amendment waived a default of an affirmative covenant that relates to a recurring certificate the Company provides its lenders affirming that the Company’s collateral assets are sufficient to support its outstanding debt. As of February 16, 2008, the collateral value of the Company’s assets, as defined by the credit agreements, totaled $109.9 million; the collateral value of the assets to support the Company’s $90.0 million of outstanding debt, as required by the terms of the credit agreements, was $117.9 million, which did not include cash on hand of approximately $55.2 million. The Fifth Amendment reduced the amount of collateral assets the Company must maintain in order to borrow against the credit agreements. Other significant terms within the amendment include daily collateral and accounts payable reporting; providing a rolling 13-week liquidity forecast on a weekly basis; allowing the lenders to syndicate a portion of their credit commitment; an increase in interest rates for the Term A Loan debt and Revolving Debt Facility by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.0% and the Term B Loan debt by 3.0%; a LIBOR and base interest rate floor of 4.5% and 7.5%, respectively; allowing for lower levels of cash in tri-party blocked accounts in Canada and the United Kingdom; suspension of the springing EBITDA test when excess collateral reaches certain defined levels; reduction of the authorized level for capital expenditures, license advances and required rights, and exclusive distribution advances; and the addition of a requirement that the Company’s fiscal 2009 budget be completed by March 30, 2008. As consideration for the Fifth Amendment, the Company incurred amendment fees of $2.5 million, payable when the amendment expires or a longer-term amendment is reached, whichever occurs first. The Company will not incur additional amendment fees associated with the negotiation of a longer-term credit amendment with its lenders. Further, as a result of the February 2008 default, the lenders, pursuant to the terms of the agreements, exercised its right to control the Company’s cash effective March 4, 2008. As a result, the Company was required to prepay $20.0 million of its Term A Loan debt on March 4, 2008 based on the amount of its cash balances as of that date. A prepayment premium associated with this early debt repayment in the amount of $1.6 million was incurred on March 4, 2008 and was recorded as “Interest expense” in the Company’s Consolidated Statements of Operations.

Total interest expense from continuing and discontinued operations for the years ended May 3, 2008 and April 28, 2007 was $14,636,000 and $7,984,000, respectively. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated a portion of its interest expense related to its debt agreements from continuing operations to discontinued operations for fiscal 2008 and 2007.

Total interest paid for the years ended May 3, 2008 and April 28, 2007 was $14,828,000 and $7,706,000, respectively.

Total investment (loss)/income from continuing and discontinued operations for the fiscal years ended May 3, 2008 and April 28, 2007 was $(1,817,000) and $2,040,000, respectively.

Subsequent Credit Amendments

On May 14, 2008, the Company and its lenders entered into a Sixth Amendment to the new credit agreements. In this amendment, the lenders agreed that Handleman would have the right to grant liens in favor of certain trade creditors pursuant to a trade lien agreement that would be negotiated among Handleman, its lenders and the trade creditors. Handleman and its lenders added or amended covenants related to a Fixed Charge Coverage Ratio, Consolidated EBITA, and Minimum Asset Coverage ratio. It also amended the covenant regarding the maximum consolidated capital expenditures, license advances, exclusive distribution costs and software development costs. This amendment required Handleman to provide its lenders with a business plan for fiscal year 2009 for Crave Entertainment Group, Crave Entertainment, Inc. and SVG Distribution, Inc. (collectively “Crave”) by May 15, 2008 and a Fiscal Year 2010, 2011 and 2012 consolidated business plan by December 31, 2008.

In the Sixth Amendment the lenders required a 2% interest rate increase in conjunction with the lenders marketing the loan for syndication. As a result, the interest on the Term B loan increased to a minimum of 17.5% with Base Rate or 15.5% with LIBOR; and the interest on the Term A loan increased to a minimum of 14.5% with Base Rate or 12.5% with LIBOR. The lenders also waived defaults in the provisions (i) requiring Handleman to retain an investment banker by March 31, 2008 for the purpose of exploring strategic options with respect to Crave, (ii) prohibiting Handleman from maintaining more than $2.0 million in Deposit Accounts in the United Kingdom for more than one Business Day, (iii) requiring Handleman to deliver control agreements to the Administrative Agent with respect to all Deposit Accounts maintained by any Credit Party in the United Kingdom by April 15, 2008, and (iv) requiring Handleman to provide a Fiscal Plan for 2010, 2011 and 2012 by May 5, 2008. The Sixth Amendment reduced the aggregate size of the facilities to $163.0 million, with Handleman maintaining $113.4 million with Silver Point and reducing its facility with GE Capital from $110.0 million to $50.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On May 30, 2008, the Company and its lenders entered into a Seventh Amendment to the new credit agreements. In this amendment, the lenders granted Handleman consent to enter into the Asset Purchase Agreement (“APA”) with Anderson Merchandising discussed in Note 2 to Consolidated Financial Statements. The Seventh Amendment also amended and restated the definitions of: Extraordinary Receipts (as defined in the credit agreements) to include the Incentive Payment (as defined in the APA); and Material Contracts to include the APA and the related transition services exhibit. This amendment added a definition of Wal-Mart Receipts and requires Handleman to pay loans in an amount equal to 75% of such proceeds from Wal-Mart receipts. This amendment also provides for Minimum Asset Coverage and Maximum Percentage Coverage covenants. By no later than June 20, 2008, Handleman and its lenders must execute and deliver an amendment to provide for Minimum Asset Coverage and Maximum Coverage Percentage levels from June 21, 2008 through April 30, 2012.

On June 20, 2008, the Company and its lenders entered into an Eighth Amendment to the new credit agreements. In this amendment, the lenders amended and restated the definition of Revolving Commitment Termination Date; amended and restated the Call Protection criteria; amended and restated the Prepayment Certificate; amended and restated the Annual Financial Statement section to require an independent certified public accountant of recognized national standing to issue an opinion that states that the consolidated financial statements fairly present, in all material respects, Handleman’s and its Subsidiaries’ financial position as at the dates indicated and the results of their operations and their cash flows for the periods indicated in conformity with GAAP applied on the basis consistent with prior years (except as otherwise disclosed in such financial statements) and that the examination by such accountants in connection with such consolidated financial statements has been made in accordance with the standards of the Public Company Accounting Oversight Board (United States) together with a report on the effectiveness of Handleman’s internal control over financial reporting; deleted the Consolidated Adjusted EBITDA covenant and certain other Calculations; amended and restated the Minimum Asset Coverage test, amended and restated the section requiring a Crave Business Plan by May 15, 2008, and a historical and projected return on investment report for each title owned by Crave by September 15, 2008; and, added a new section requiring a report on Wal-Mart U.S. Music Inventory Returns no later than Monday of each week.

On July 24, 2008, the Company and its lenders entered into a Ninth Amendment to the new credit agreements. This amendment provides the lenders’ consent to the Canadian sale transaction as well as releases and waivers to a Canadian law called the Bulk Sales Act that protects the purchaser against claims against the assets by providing the seller the option of making payments to the then outstanding creditors at the time of the asset sale or securing consent to the sale and waiver of payments from the creditors, along with other legal requirements. The Ninth Amendment also provide waivers to an Event of Default regarding failure of Handleman to pay all trade payables in excess of $2,000,000 within 60 days of the due date thereafter.

On August 6, 2008, the company entered into a Tenth Amendment to the new credit agreement with Silver Point. This amendment removed General Electric Capital Corporation from the credit agreements (on August 1, 2008, the Company paid its remaining fee obligations to GE Capital); reduced the revolving credit commitment to $20 million effective August 6, 2008, $15 million on August 30, 2008 and $10 million on October 4, 2008; changed the minimum asset coverage covenant to the greater of outstanding debt or $22.5 million (or $20 million commencing on September 15, 2008, if the Tesco business has been sold by such date) and $70 million on and after October 31, 2008; requires the Company to have sold its Tesco business by September 15, 2008; and waived certain events of default (failure to (i) comply with a $4 million limit on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

consolidated capital expenditures, license advances, exclusive distribution advances and software development costs from the period of January 1, 2008 through May 31, 2008 (the Company was in default of this covenant as of May 3, 2008); and (ii) to deliver the Company’s April, May and June 2008 financial reporting packages by the specified due dates). The Company intends to sell its significant assets, which include Crave, Handleman Canada, REPS and Handleman UK. If the Company is not able to complete those sales transactions by October 31, 2008, then the Company projects that it will not comply with a Tenth Amendment covenant that requires a $70 million minimum asset coverage on and after October 31, 2008. The Company would seek to amend its credit agreement to prevent an event of default, but cannot make any assurances that its lender would agree to an amendment.

9. Derivatives and Market Risk

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

10. Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company has two nonqualified defined benefit plans, U.S. and Canadian SERPs, which cover select employees.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Company’s Canadian pension plan and the Canadian SERP. Accordingly, during the fourth quarter of fiscal 2008, the Company recorded a non-cash curtailment gain of $375,000 and a non-cash curtailment charge of $128,000 related to the Company’s Canadian pension plan and Canadian SERP,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

respectively. These charges were calculated in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services.

The Company paid $341,000 in lump sum payments to all participants in the Canadian SERP during the fourth quarter of fiscal 2008. These payments represented a complete distribution of the Canadian SERP and the SERP was no longer in existence at May 3, 2008.

During the third quarter of fiscal 2008, the Company paid $4,223,000 in lump sum payments to certain U.S. SERP executive and non-executive participants from the U.S. SERP Rabbi Trust. These payments represented the final distribution of the plan assets and the U.S. SERP was no longer in existence at the end of January 2008. Accordingly, a settlement loss of $135,000 was recorded in the third quarter of fiscal 2008, in accordance with SFAS No. 88.

During the first quarter of fiscal 2008, the Company paid $1,339,000 in lump sum payments to certain non-executive active and terminated employees from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $260,000 was recorded in the first quarter of fiscal 2008. In accordance with SFAS No. 88, the Company calculated the settlement losses and remeasured the plan assets and benefit obligations resulting from the lump sum payments to the plan participants. As a result of the remeasurement, the Company recorded an increase of $101,000 to the unfunded status of the U.S. SERP in the first quarter of fiscal 2008.

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

The measurement date of the Company’s pension plans coincides with the Company’s fiscal year end.

The following information, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Obligations and Funded Status

The projected benefit obligation, fair value of plan assets and funded status at May 3, 2008 and April 28, 2007 for the two defined benefit pension plans and SERPs are as follows (in thousands of dollars):

	Pension Plans		SERPs
	2008	2007	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$59,718	$56,666	$4,838	$9,385
Service cost	443	1,808	18	440
Interest cost	3,439	3,358	215	515
Actuarial loss (gain)	(3,195)	3,191	(642)	(49)
Settlements	—	—	(4,429)	(4,202)
Curtailments	(1,551)	(3,499)	—	(786)
Benefits paid	(2,878)	(1,806)	—	(465)

Projected benefit obligation at end of year	$55,976	$59,718	$—	$4,838

Change in plan assets:
Fair value of plan assets at beginning of year	$61,306	$56,909	$—	$—
Actual return on plan assets	1,030	5,770	—	—
Company contributions	531	433	4,731	4,667
Settlements	—	—	(4,731)	(4,202)
Benefits paid	(2,878)	(1,806)	—	(465)

Fair value of plan assets at end of year	$59,989	$61,306	$—	$—

Funded status at end of year	$4,013	$1,588	$—	$(4,838)

Amounts recognized in the Company’s Consolidated Balance Sheets at May 3, 2008 and April 28, 2007 are as follows (in thousands of dollars):

	Pension Plans		SERPs
	2008	2007	2008	2007
Prepaid asset, non-current	$4,013	$2,983	$—	$—
Accrued liability, current	—	(485)	—	(485)
Accrued liability, non-current	—	(910)	—	(4,353)
Intangible assets	—	—	—	—

Net asset (liability) recognized	$4,013	$1,588	$—	$(4,838)

The accumulated benefit obligation for the two defined benefit pension plans was $55,637,000 and $56,151,000 as of May 3, 2008 and April 28, 2007, respectively. The accumulated benefit obligation for the SERPs was $0 and $4,770,000 at May 3, 2008 and April 28, 2007, respectively.

The amounts recognized in “Accumulated other comprehensive income” at May 3, 2008 and April 28, 2007, are as follows (in thousands of dollars):

	Pension Plans		SERPs
	2008	2007	2008	2007
Unrecognized prior service costs	$—	$—	$—	$214
Unrecognized losses	6,957	7,599	—	353

Total recognized in accumulated other comprehensive income	$6,957	$7,599	$—	$567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Component of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	2008	2007	2008	2007
Service cost	$443	$1,808	$18	$440
Interest cost	3,439	3,358	215	515
Expected return on plan assets	(4,824)	(4,386)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	72	259	32	87
Settlements	—	—	395	307
Curtailments	(375)	680	128	384

Net periodic benefit cost	$(1,245)	$1,719	$788	$1,733

Assumptions

Weighted average assumptions used to determine the actuarial present value of the projected benefit obligation at May 3, 2008 and April 28, 2007 are as follows:

	Pension Plans		SERPs
	2008	2007	2008	2007
Discount rate	6.56%	5.97%	n/a	5.61%
Rate of compensation increase	5.00%	5.00%	n/a	5.00%

Several events occurred during fiscal 2008 and fiscal 2007, as discussed above, which required the net periodic benefit cost to be calculated for a portion of the year using the following discount rate assumptions:

	Pension	SERP
Fiscal 2008:
4th Quarter Canadian pension curtailment	6.00%	—
4th Quarter Canadian SERP curtailment	—	6.28%
3rd Quarter U.S. SERP settlement	—	6.28%
1st Quarter U.S. SERP settlement	—	5.96%

Fiscal 2007:
4th Quarter U.S. SERP settlement	—	5.61%
3rd Quarter U.S. SERP settlement	—	5.76%
1st Quarter U.S. pension curtailment	6.21%	—
1st Quarter U.S. SERP curtailment	—	6.13%

Plan Assets

The Company’s two defined benefit pension plans weighted-average asset allocations at May 3, 2008 and April 28, 2007 by asset category, are as follows:

	Pension Plans
Asset Category	2008	2007
Equity securities	58.69%	63.12%
Debt securities	37.54	35.45
Other	3.77	1.43

Total	100.00%	100.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Pension plan assets are invested in various mutual funds and individual securities, which are overseen by two independent investment advisers. The Pension Trust held no shares of Handleman Company common stock at May 3, 2008 and April 28, 2007.

The Company’s strategy for pension plan assets is to provide for growth of capital with a moderate level of volatility by investing in assets per the target allocation (range of 0% - 5% cash, 45% - 65% equity, 30% - 50% fixed income and 0% - 10% REITs). The assets are reallocated periodically within the target allocations, under the advisement of a certified investment advisor.

The expected long-term rate of return on assets was 8.00% for fiscal 2008 and 8.00% for fiscal 2007. The basis used to determine the overall expected long-term rate of return on assets was the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income are expected to return between 4% and 6%.

Cash Flows

The Company expects to contribute approximately $130,000 (in U.S. dollars) to its Canadian pension plan in fiscal 2009. The Company does not expect to contribute to its U.S. pension plan in fiscal 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Pension Benefits
2009	$5,393
2010	2,384
2011	2,482
2012	2,570
2013	2,694
2014 – 2018	15,390

11. Stock-Based Compensation

Effective April 30, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment (revised 2004),” using the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with SFAS No. 123, beginning May 4, 2003. Upon the adoption of SFAS No. 123, the Company selected the prospective transition method, as defined in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to SFAS No. 123. Under the prospective method, all stock-based awards issued after May 3, 2003 were accounted for utilizing the fair value provisions of SFAS No. 123 and expensed over the vesting period.

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

The maximum number of shares of stock that may be issued under the 2004 Stock Plan is 750,000 shares. During fiscal 2008, the Company granted 106,100 shares under this plan. After deducting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2004, 386,435 shares of the Company’s stock are available for use under this plan as of May 3, 2008.

The maximum number of shares of stock that may be issued under the 2001 Stock Option and Incentive Plan is 1,600,000 shares. During fiscal 2008, the Company granted 30,000 shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, there are 132,825 shares of the Company’s stock available for use under this plan as of May 3, 2008.

The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under this plan; however, no additional shares will be issued out of this plan.

The Company recorded compensation income for various stock-based compensation awards issued pursuant to the plans described herein in the amounts of $530,000 and compensation expense of $3,897,000 for the fiscal years 2008 and 2007, respectively. Related income tax expense of $190,000 and income tax benefit of $1,400,000 were recorded during fiscal years 2008 and 2007, respectively.

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

Prior to the adoption of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to determine the fair value of its equity based stock option awards and issuances under its Employee Stock Purchase Plan (“ESPP”). All other awards were based on the intrinsic value of the underlying stock. The weighted average assumptions used to estimate the fair value for stock options granted and ESPP shares issued during fiscal years 2008 and 2007 are as follows:

	2008	2007
Expected life (in years)	.5	5.0
Risk-free interest rate	3.61%	4.83%
Expected volatility	37.96%	35.03%
Expected dividend yield	0%	3.89%

The weighted average estimated fair values of stock options granted and ESPP shares issued during fiscal years 2008 and 2007 were $1.66 and $2.28, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which have various terms (not exceeding 10 years) and vesting periods (not exceeding three years) as approved by the Compensation Committee of the Board of Directors for the years ended April 28, 2007 and May 3, 2008, is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of April 29, 2006	676,726	$17.61
Granted	125,000	$8.03
Terminated	(71,700)	$13.81
Exercised	—	—

Balance as of April 28, 2007	730,026	$16.29
Granted	—	—
Terminated	(172,776)	$12.59
Exercised	—	—

Balance as of May 3, 2008	557,250	$17.44

Exercisable as of May 3, 2008	557,250	$17.44

During the second quarters of fiscal years 2008 and 2007, the Company terminated 100,000 and 25,000 shares granted during the second quarter of fiscal 2007 and first quarter of 2007, respectively, which related to the departures of key Company executives.

The following relates to the Company’s outstanding and exercisable stock options as of May 3, 2008:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$10.31 - $12.99	124,851	$11.69	47 months	124,851	$11.68	47 months
$13.00 - $16.99	235,999	$16.29	52 months	235,999	$16.29	52 months
$17.00 - $22.95	196,400	$22.47	74 months	196,400	$22.47	74 months

Total	557,250			557,250

The weighted average grant date fair values of stock options vested during fiscal years 2008 and 2007 were $8.14 and $7.52, respectively.

There was no unrecognized compensation cost related to unvested stock options as of May 3, 2008 because all options were vested as of this date.

The intrinsic value of the options outstanding and currently exercisable is zero because the exercise price of the options exceeds the Company’s stock price as of May 3, 2008.

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

In fiscal years 2008 and 2007, the Company granted 56,800 and 207,720 performance shares, net of forfeitures in the year of grant, of its common stock, respectively, under the plans. The performance shares issued in fiscal years 2008 and 2007 will be distributed to the participants if certain fixed performance criteria are satisfied by May 1, 2010 and May 2, 2009, respectively.

Information related to performance shares for fiscal years ended April 28, 2007 and May 3, 2008 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 29, 2006	702,050	$18.66	896,250
Granted	247,820	$7.08	371,730
Terminated	(102,300)	$14.84	(153,450)
Adjustment of estimate	—	—	—
Distribution (a)	(313,650)	$16.93	(313,650)

Balance as of April 28, 2007	533,920	$15.03	800,880
Granted	87,600	$2.04	131,400
Terminated	(128,120)	$6.69	(192,180)
Distribution (b)	(192,000)	$22.48	(288,000)

Balance as of May 3, 2008	301,400	$9.86	452,100

(a)	Performance shares granted in fiscal 2004, which vested on April 29, 2006.

(b)	Performance shares granted in fiscal 2005, which vested on April 28, 2007.

During the second quarters of fiscal years 2008 and 2007, the Company terminated 40,000 and 21,500 shares granted during the second quarter of fiscal 2007 and the first quarter of 2007, respectively, related to the departures of key Company executives.

The weighted average estimated fair values of performance share awards granted during fiscal years 2008 and 2007 were $2.04 and $7.08, respectively.

Performance Units

Beginning in fiscal 2006, the Company granted performance units to certain employees as authorized within its stock plans. The performance units are payable in cash based upon achieving “free cash flow” objectives as defined and measured against pre-determined benchmarks. As of May 3, 2008, approximately $100,000 was recorded as current liabilities in the Company’s Consolidated Balance Sheets. As of May 3, 2008 and April 28, 2007, approximately $30,000 and $1,400,000, respectively, were recorded as non-current liabilities in the Company’s Consolidated Balance Sheets. Performance units vest over a three-year period and compensation expense associated with these performance units is adjusted to market value at each reporting date over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In fiscal 2008, the Company granted 350,900 performance units, net of forfeitures in the year of grant, under the plans. The performance units issued in fiscal year 2008 will be distributed to the participants if certain fixed performance criteria are satisfied by May 1, 2010.

Information related to performance units for the fiscal year ended April 28, 2007 and May 3, 2008 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 29, 2006	226,200	$16.61	339,300
Granted	307,020	$7.03	460,530
Terminated	(83,400)	$11.02	(125,100)

Balance as of April 28, 2007	449,820	$11.11	674,730
Granted	442,300	$2.04	663,450
Terminated	(228,520)	$6.38	(342,780)

Balance as of May 3, 2008	663,600	$6.60	995,400

During the second quarters of fiscal years 2008 and 2007, the Company terminated 40,000 and 21,500 shares granted during the second quarter of fiscal 2007 and first quarter of fiscal year 2007, respectively, related to the departures of key Company executives.

As of May 3, 2008, unrecognized compensation cost related to performance units totaled $20,000. This unrecognized compensation cost is expected to be recognized over a weighted average period of one year.

The weighted average estimated fair values of performance unit awards granted during fiscal years 2008 and 2007 were $2.04 and $7.03, respectively.

Restricted Stock

The Company grants restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted stock issued for the fiscal years ended April 28, 2007 and May 3, 2008 is as follows:

	Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value
Balance as of April 29, 2006	65,637	$17.76

Granted	103,900	$7.78
Terminated	(32,500)	$8.44
Vested	(35,547)	$20.21

Balance as of April 28, 2007	101,490	$9.67

Granted	49,000	$5.70
Terminated	(33,501)	$8.06
Vested	(28,332)	$11.78

Balance as of May 3, 2008	88,657	$7.41

Restricted stock granted during fiscal 2008, net of forfeitures in the year of grant, was 35,000 shares with a weighted-average grant date fair value of $5.37. As of May 3, 2008, unrecognized compensation cost related to restricted stock totaled $40,000. This unrecognized compensation cost is expected to be recognized over a weighted average period of two months.

Employee Stock Purchase Plan

In fiscal 2002, the Company’s shareholders approved the adoption of the Handleman Company 2001 ESPP. The ESPP provided employees the right to purchase common stock of the Company, through payroll deductions, at a price equal to 85% of the lesser of the fair market value of the stock on (a) the first day of an offering period, or (b) the last day of the period. Under the terms of the ESPP, eligible employees elected to have up to 10% of their regular base earnings withheld to purchase Company stock, with a maximum not to exceed $25,000 for each calendar year. The Company discontinued the ESPP in January 2008. Through the discontinuance date, 138,990 shares had been issued to employees under the ESPP since its inception.

12. Commitments and Contingencies

Lease Commitments

The Company, in the normal course of business, enters into non-cancelable operating leases primarily related to buildings and other equipment that expire in various years. Future minimum payments related to these operating leases and commitments are as follows (in thousands of dollars):

Fiscal Years	Amounts
2009	$7,129
2010	5,085
2011	4,885
2012	4,320
2013	4,301
Thereafter	13,745

Total	$39,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Rental expense from continuing operations from operating leases was $7,623,000 and $7,010,000 in fiscal years 2008 and 2007, respectively.

Contingencies

The Company has a contingent liability with a certain state taxing authority related to the filing and payment of franchise taxes. The Company feels it has filed and paid these taxes appropriately and has filed a protest with this taxing authority. The outcome of this matter is unknown. The Company believes its potential exposure is in the range of zero to $2,800,000. However, because no determination can be made as to the resolution of this unresolved issue, as it is neither probable nor estimable, no accrual has been recorded for this item.

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

On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. Management identified 53 key employees for the KERP based on (i) a high risk of the employee terminating his/her employment relationship with Handleman; (ii) the employee being critical to Handleman’s success; (iii) the employee’s job performance rating of “good” or better; (iv) the difficulty for management to replace the knowledge, skills and abilities the employee provides Handleman; and (v) the impact suffered by Handleman as a result of the employee terminating his/her employment relationship with Handleman exceeding the cost of retaining the employee. Management determined each employee’s total KERP potential payout by taking a percentage, ranging from 20% to 75%, of the employee’s base salary as of May 22, 2007. The key employees received 25% of the total payout if the employee was employed by Handleman up to and on December 15, 2007; and the remaining 75% of the total payout will be paid if the employee is employed by Handleman up to and on March 15, 2009. On December 17, 2007, $764,000 was paid out to eligible employees. As of May 3, 2008, 40 of the 53 employees originally identified remain employed by the Company. The cost associated with the second KERP installment payment to remaining key employees would total $1,539,000. The Company is accruing this liability over the vesting period with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

Guarantees

FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company had approximately $2,841,000 in letters of credit primarily associated with the requirement to fund certain expenditures related to workers compensation benefits as of May 3, 2008.

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

13. Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As a result of the Company’s decision in the fourth quarter of fiscal 2008 to exit the music business in North America, the U.S. and Canadian operations have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. In addition, the U.S. and Canadian assets and liabilities have been classified as held for sale in the Company’s Consolidated Balance Sheet as of May 3, 2008.

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

The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The tables below present information about reported segments from continuing operations for the fiscal years May 3, 2008 and April 28, 2007 (in thousands of dollars):

	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Fiscal 2008:
Revenues:
Category management – music, video and other revenues	$98,184	$—	$—	$98,184
Greeting cards revenues	71,401	—	—	71,401
Fee-for-services revenues – external customers	49,955	—	15,462	65,417
Fee-for services revenues – intersegment	—	—	28,726	28,726
Video game related distribution revenues	—	259,568	—	259,568

Total segment revenues	219,540	259,568	44,188	523,296
Depreciation and amortization	3,637	5,816	2,067	11,520
Impairment charges	2,706	26,629	—	29,335
Segment (loss) income	(15,115)	(21,332)	67	(36,380)
Capital expenditures	1,002	111	77	1,190
Total assets	122,186	90,759	13,937	226,882

	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Fiscal 2007:
Revenues:
Category management – music, video and other revenues	$283,093	$—	$—	$283,093
Greeting cards revenues	39,324	—	—	39,324
Fee-for-services revenues – external customers	293	—	15,964	16,257
Fee-for services revenues – intersegment	—	—	29,217	29,217
Video game related distribution revenues	—	219,689	—	219,689

Total segment revenues	322,710	219,689	45,181	587,580
Depreciation and amortization	2,062	7,171	2,371	11,604
Segment loss	(22,355)	(8,783)	(1,663)	(32,801)
Capital expenditures	22,191	260	52	22,503
Total assets	396,537	125,560	15,662	537,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues, total segment depreciation and amortization expense to consolidated depreciation and amortization expense, total segment impairment charges to consolidated impairment charges, total segment loss to consolidated loss before income taxes, total segment capital expenditures to consolidated capital expenditures and total segment assets to consolidated assets as of and for the fiscal years ended May 3, 2008 and April 28, 2007 is as follows (in thousands of dollars):

	2008	2007
Revenues
Total segment revenues	$523,296	$587,580
Elimination of intersegment revenues	(28,726)	(29,217)

Consolidated revenues	$494,570	$558,363

Depreciation and Amortization Expense
Total segment depreciation and amortization expense	$11,520	$11,604
Corporate depreciation and amortization expense	7,965	7,936

Consolidated depreciation and amortization expense	$19,485	$19,540

Impairment Charges
Total segment impairment charges	$29,335	$—
Corporate impairment charges	17,897	—

Consolidated impairment charges	$47,232	$—

Loss Before Income Taxes
Total segment loss	$(36,380)	$(32,801)
Interest expense	(2,978)	(4,870)
Investment (loss) income	(1,913)	1,475
Corporate expenses	(96,017)	(89,102)

Consolidated loss before income taxes	$(137,288)	$(125,298)

Capital Expenditures
Total segment capital expenditures	$1,190	$22,503
Corporate capital expenditures	2,081	1,702

Consolidated capital expenditures	$3,271	$24,205

Assets
Total segment assets	$226,882	$537,759
Corporate assets	12,152	46,536
Elimination of intercompany receivables and payables	(50,273)	(37,844)
Assets held for sale	139,943	—

Consolidated assets	$328,704	$546,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Revenues from continuing operations and long-lived assets information by geographic area, which is based upon the country in which the legal subsidiary is domiciled, as of and for the years ended May 3, 2008 and April 28, 2007 are as follows (in thousands of dollars):

	Revenues
	2008	2007
United States	$275,030	$235,654
United Kingdom	219,442	322,633
Other foreign	98	76

	$494,570	$558,363

	Long-Lived Assets
	2008	2007
United States	$60,007	$130,140
Canada	493	3,477
United Kingdom	18,604	24,070
Other foreign	—	—

	$79,104	$157,687

14. Income Taxes

The domestic and foreign components of loss from continuing operations before income taxes for the years ended May 3, 2008 and April 28, 2007 are as follows (in thousands of dollars):

	2008	2007
Domestic	$(120,594)	$(95,375)
Foreign	(16,694)	(29,923)

Loss from continuing operations before income taxes	$(137,288)	$(125,298)

Benefit for income taxes related to loss from continuing operations for the years ended May 3, 2008 and April 28, 2007 consist of the following (in thousands of dollars):

	2008	2007
Currently payable:
Federal	$(640)	$(27,082)
Foreign	84	(5,334)
State and other	(167)	(1,746)

	$(723)	$(34,162)
Deferred, net:
Federal	$(10,002)	3,607
Foreign	—	5,722
State and other	—	(446)

	(10,002)	8,883

	$(10,725)	$(25,279)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table provides a reconciliation of the Company’s resulting income tax from continuing operations from the federal statutory income tax (in thousands of dollars):

	2008	2007
Federal statutory income tax	$(48,048)	$(43,854)
State and local income taxes	(288)	(3,307)
U.S. tax on foreign earnings	11,660	—
Non-taxable interest	(5,354)	—
Other permanent items	(1,702)	—
Effect of foreign operations	84	3,343
Net increase in valuation allowance	33,055	16,493
Repatriation of foreign earnings	316	1,350
Research and development credit	—	(600)
Stock-based compensation	—	1,369
Other	(448)	(73)

Resulting income tax benefit from continuing operations	$(10,725)	$(25,279)

Items that gave rise to significant portions of the deferred tax accounts at May 3, 2008 and April 28, 2007 are as follows (in thousands of dollars):

	May 3, 2008		April 28, 2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Allowances	$2,512	$3,637	$3,504	$4,878
Carryover losses	25,953	—	9,989	—
Employee benefits – current	1,378	981	1,107	887
Employee benefits – non current	8,881	—	2,614	742
Property and equipment	676	683	70	5,529
Inventory	3,346	—	1,083	—
Foreign royalties and interest	—	—	3,487	—
Tax credit carryforwards	3,851	—	3,851	—
Capital loss carryforwards	332	—	332	—
Intangible property	11,789	—	1,710	—
Subsidiary investments	—	1,666	—	1,350
Other	98	50	47	412

	$58,816	$7,017	$27,794	$13,798
Valuation allowance	(51,264)	—	(18,209)	—

Net	$7,552	$7,017	$9,585	$13,798

Current	$1,045	$4,618	$3,249	$5,765
Non-current	6,507	2,399	6,336	8,033

Net	$7,552	$7,017	$9,585	$13,798

The Company has net operating loss carryforwards of $22,000,000 in the U.S. and $56,000,000 in the United Kingdom. The net operating losses in the United Kingdom do not expire and can be carried forward indefinitely. The Company has state net operating loss carryforwards of $86,000,000 and these net operating losses expire between 2010 and 2023. Additionally, the Company has capital loss carryforwards of $1,000,000 that will expire in 2010. The Company has recorded full valuation allowances against all of its deferred tax assets with the exception of the deferred tax assets in Canada in the amount of $1,562,000 and $640,000 of net operating losses in the U.S., which the company intends to carryback to prior years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Total income taxes paid in fiscal years 2008 and 2007 were approximately $1,000,000 and $3,500,000 respectively.

The Company has foreign tax credit carryforwards of approximately $3,851,000, which expire between 2011 and 2015. During fiscal 2007, the Company recorded a full valuation allowance against the foreign tax credits. The valuation allowance remains as of fiscal 2008.

As of May 3, 2008, the Company has accrued $1,666,000 for withholding of foreign taxes on approximately $33,313,000 of accumulated undistributed earnings of its foreign subsidiaries that are no longer considered by management to be permanently reinvested.

15. Equity Investment

The Company had a 23.6% equity investment in a start-up venture that offered online music distribution that linked right holders (artists, record labels and media companies) directly with retailers and consumers. Although this investment satisfied the requirements for classification as a variable interest entity (“VIE”) in accordance with the guidance in FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company determined that it was not the primary beneficiary, therefore the operating results of this VIE were not consolidated with those of the Company. As a result, the Company recorded this investment under the equity method of accounting.

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

Further, the loan receivable from the VIE in the amount of $3,167,000 was written off in the second quarter of fiscal 2008 because the Company believed the VIE could not generate sufficient cash flows from its operations to fund its debt repayments to the Company in consideration of the events occurring in the second quarter of fiscal 2008, as described above. This loan receivable write-off was included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

This VIE had been in discussions with potential investors to secure funding. During the third quarter of fiscal 2008, it was determined that the additional funding would not be secured and that the VIE would be unable to finance ongoing operations. Accordingly, the remaining investment of $351,000 was deemed impaired in the third quarter of fiscal 2008, written off and included in “Investment (loss) income” in the Company’s Consolidated Statements of Operations.

16. Related Party Transaction

In November 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition to an hourly rate and time commitment for services, Handleman’s original agreement called for it to pay AP Services a success fee that is equal to 5% of the increase in shareholder market capitalization from the inception of the agreement through the payment due date upon the completion of the engagement.

On May 29, 2008, the Company and APS amended their original agreement. The amendment provides that in lieu of the success fee previously agreed to by Handleman and APS, Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders.

In addition to Mr. Koch, the Managing Director of Handleman UK and one of Handleman’s Vice Presidents of Finance are also employees of AlixPartners that were retained by Handleman Company after Mr. Koch’s appointment. This additional staffing was approved in advance of their joining Handleman by the CEO Governing Committee, which is a three-person Committee of the Board that was formed to oversee the AlixPartners engagement.

In accordance with SFAS No. 57, “Related Party Disclosures,” these relationships are viewed as related party transactions since the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company recorded $1,387,000 related to the APS agreement during fiscal 2008. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and consisted of $1,274,000 related to labor and expenses, and $113,000 related to the success fee defined in the original agreement. In addition, the Company had $484,000 accrued in the Company’s Consolidated Balance Sheets as of May 3, 2008, which consisted of $371,000 related to accrued labor and expenses and is included in “Accounts payable” and $113,000 related to the accrued success fee defined in the original agreement and is included in “Other current liabilities.” In addition, the Company had prepaid $250,000 related to the CEO retainer, which is included in “Other current assets.” All invoices from AlixPartners to the Company are reviewed and approved by a member of the CEO Governing Committee prior to their payment.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of May 3, 2008. The assessment was based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that our internal control over financial reporting was effective as of May 3, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), that occurred during the fourth fiscal quarter ended May 3, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10, with the exception of the following, is contained in the Handleman Company definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed on or before September 2, 2008, and such information is incorporated herein by reference. All officers serve at the discretion of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age		Office and Year First Elected or Appointed

A.A. Koch	66	(1) President and Chief Executive Officer (2007)

Rozanne Kokko	54	(2) Senior Vice President and Chief Financial Officer (2008)

Mark J. Albrecht	50	(3) Senior Vice President Human Resources and Organizational Development (1999)

Donald M. Genotti	50	(4) Vice President and Corporate Controller (2001)

1.	A.A. Koch has served as President and Chief Executive Officer through the Company’s engagement of AP Services, LLC since November 2007. AP Services is affiliated with Alix Partners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

2.	Rozanne Kokko was named Senior Vice President and Chief Financial Officer in July 2008. Previously, Ms. Kokko served as Senior Vice President, Finance and National Team since February 2008; Vice President, General Manager Wal-Mart United States since October 2006; Vice President, National Team since July 2004; and Vice President, Finance since July 2001.

3.	Mark J. Albrecht has served as Senior Vice President Human Resources and Organizational Development since joining the Company in May 1999.

4.	Donald M. Genotti was named Vice President and Corporate Controller in July 2001. Previously, Mr. Genotti served as Assistant Corporate Controller since March 1997.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that Eugene A. Miller, Director, is the Company’s Audit Committee Financial Expert, as defined under the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Other information regarding the Audit Committee is contained in the Handleman Company definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed on or before September 2, 2008, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed on or before September 2, 2008 and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of May 3, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Handleman Company are authorized for issuance, and are aggregated as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in COLUMN A)
	COLUMN A	COLUMN B	COLUMN C
Equity compensation plans approved by security holders	858,650 (1)	$14.78	519,260

Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable

Total	858,650 (1)	$14.78	519,260

(1)	Column A includes rights to 56,800, 123,500 and 121,100 performance shares granted, net of forfeitures to date, in fiscal years 2008, 2007 and 2006, respectively, of Handleman Company common stock, which would be distributed to the participants if certain fixed performance criteria are satisfied by May 1, 2010, May 2, 2009 and May 3, 2008, respectively.

Other information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed on or before September 2, 2008, and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed on or before September 2, 2008, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is contained in the Handleman Company definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed on or before September 2, 2008, and such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. The following financial statements and supplementary data are filed as a part of this report under Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – As of May 3, 2008 and April 28, 2007

Consolidated Statements of Operations – For the Years Ended May 3, 2008 and April 28, 2007

Consolidated Statements of Shareholders’ Equity – For the Years Ended May 3, 2008 and April 28, 2007

Consolidated Statements of Cash Flows – For the Years Ended May 3, 2008 and April 28, 2007

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

3. Exhibits as required by Item 601 of Regulation S-K.

(a) The following documents are filed as part of this Annual Report on the Form 10-K:

Exhibit Number	EXHIBIT

3(a)	Handleman Company’s Restated Articles of Incorporation dated June 30, 1989 (Exhibit A to Form 10-K for the year ended May 1, 1993).	*

3(b)	Handleman Company Bylaws adopted March 7, 1990, as amended through February 22, 2006 (Form 8-K dated February 22, 2006).	*

10(a)	1992 Performance Incentive Plan (Form S-8 dated March 5, 1993, File No. 33-59100).	*

10(b)	1998 Stock Option and Incentive Plan (Form S-8 dated December 21, 1998, File No. 333-69389).	*

10(c)	2001 Employee Stock Purchase Plan (Form S-8 dated November 1, 2001, File No. 333-72622).	*

10(d)	2001 Stock Option and Incentive Plan (Form S-8 dated November 1, 2001, File No. 333-72624).	*

10(e)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit A to Form 10-K for the fiscal year ended May 1, 2004).	*

10(f)	Amendment to Handleman Company 1998 Stock Option and Incentive Plan (Exhibit B to Form 10-K for the fiscal year ended May 1, 2004).	*

10(g)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2004).	*

10(h)	Amendment to Handleman Company 1998 and 2001 Stock Options and Incentive Plan (Exhibit 10.3 to Form 10-Q for the quarter ended October 30, 2004).	*

10(i)	2004 Stock Plan (Form S-8 dated November 15, 2004, File No. 333-120485).	*

10(j)	Handleman Company Fiscal Year 2005 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(k)	Fiscal Year 2005 Performance Share Awards Plan (Form 8-K dated June 14, 2005).	*

10(l)	Handleman Company’s Fiscal Year 2006 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(m)	Fiscal Year 2006 Performance Awards Plan (Form 8-K dated June 14, 2005).	*

10(n)	Form of the Handleman Company Annual Management Incentive Plan Participant’s Summary (Exhibit 10(n) to Form 10-K for the fiscal year ended April 30, 2005).	*

Exhibit Number	EXHIBIT

10(o)	Form of Performance Share Grant Agreement (Fiscal 2003) (Exhibit 10(o) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(p)	Form of Performance Share Grant Agreement (Fiscal 2005) (Exhibit (10p) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(q)	Performance Share and Performance Unit Grant Agreement (Fiscal 2006) (Exhibit 10(q) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(r)	Handleman Company Restricted Stock Agreement Long Term Performance Incentive Grant (Exhibit 10(r) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(s)	Form of Handleman Company Key Employee Retention Program Agreement (Exhibit 10(s) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(t)	Handleman Company Severance Guidelines dated May 29, 2008 (Exhibit 99.2 to Form 8-K dated June 2, 2008).	*

10(u)	Severance Agreement between Handleman Company and Stephen Strome dated November 27, 2007 (Exhibit 99.1 to Form 8-K dated November 30, 2007).	*

10(v)	Summary of Directors’ Compensation (Exhibit 10(s) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(w)	Summary of Salary Continuation Death Benefits for Officers and Directors (Exhibit 10(t) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(x)	Handleman Company Defined Contributions Supplemental Executive Retirement Plan (United States). (Exhibit 10(aa) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(y)	Advisory Agreement with David Handleman (Exhibit to Form 10-K for the fiscal year ended April 28, 1990).	*

10(z)	Form of Change of Control/Severance Agreement, generally for grade 14 and higher (Exhibit 10(dd) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(aa)	Form of Change of Control/Severance Agreement for Certain Executive Officers, generally for grade 13 (Exhibit 10(ff) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(bb)	Securities Purchase Agreement among Handleman Company and the Shareholders, Optionholders and Warrantholders of Crave Entertainment Group, Inc. dated October 18, 2005 (Exhibit 10.1 to Form 10-Q for the quarter ended October 29, 2005).	*

10(cc)	Amendment to Securities Purchase Agreement dated November 22, 2005 (Exhibit 10.2 to Form 10-Q for the quarter ended October 29, 2005).	*

10(dd)	Asset Purchase Agreement between Handleman Company and Anderson Merchandisers, L.P. dated June 2, 2008 (Exhibit 10.1 to Form 8-K filed June 2, 2008).	*

10(ee)	Management and Restructuring Services Agreement between Handleman Company and AP Services Inc. dated November 27, 2007 (Exhibit 99.2 to Form 8-K dated November 30, 2007).	*

10(ff)	Amendment to AP Services LLP Agreement dated May 29, 2008 (Exhibit 10.5 to Form 8-K dated June 2, 2008).	*

Exhibit Number	EXHIBIT

10(gg)	$140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated May 1, 2007).	*

10(hh)	$110,000,000 Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated May 1, 2007).	*

10(ii)	Waiver and First Amendment to Credit Agreement dated June 28, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended July 28, 2007).	*

10(jj)	Waiver and First Amendment to the Credit Agreement dated June 27, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended July 28, 2007).	*

10(kk)	Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended October 27, 2007).	*

10(ll)	Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended October 27, 2007).	*

10(mm)	Third Amendment to Credit Agreement dated November 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.3 to Form 10-Q for the quarter ended October 27, 2007).	*

10(nn)	Third Amendment to Credit Agreement dated November 30, 2007 among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.4 to Form 10-Q for the quarter ended October 27, 2007).	*

10(oo)	Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2008).	*

Exhibit Number	EXHIBIT

10(pp)	Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended January 31, 2008).	*

10(qq)	Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.3 to Form 10-Q for the quarter ended January 31, 2008).	*

10(rr)	Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.4 to Form 10-Q for the quarter ended January 31, 2008).	*

10(ss)	Sixth Amendment to Credit Agreement dated April 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and Silver Point Finance, LLC, as administrative agent (Exhibit 10.1 to Form 8-K dated May 15, 2008).	*

10(tt)	Sixth Amendment to Credit Agreement dated April 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and General Electric Capital Corporation, as administrative agent (Exhibit 10.2 to Form 8-K dated May 14, 2008).	*

10(uu)	Seventh Amendment to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.3 to Form 8-K dated June 2, 2008).	*

10(vv)	Seventh Amendment to Credit Agreement dated April 30, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.4 to Form 8-K dated June 2, 2008).	*

10(ww)	Eighth Amendment to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company, and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-lead Arranger and General Electric Capital Corporation, as Co-lead Arranger (Exhibit 10.1 to Form 8-K dated June 25, 2008).	*

10(xx)	Eighth Amendment to credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated June 25, 2008).	*

Exhibit Number	EXHIBIT

10(yy)	Ninth Amendment dated July 24, 2008 to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.2 to Form 8-K dated July 29, 2008).	*

10(zz)	Ninth Amendment dated July 24, 2008 to Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.3 to Form 8-K dated July 29, 2008).	*

10(aaa)	Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada, Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 for Form 8-K dated July 29, 2008).	*

10(bbb)	Tenth Amendment dated August 6, 2008 to the Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated August 6, 2008).	*

10(ccc)	Payoff Letter between Handleman Company and General Electric Capital Corporation dated August 1, 2008 (Exhibit 10.2 to Form 8-K dated August 6, 2008).	*

14	Handleman Company Code of Business Conduct and Ethics.	*

21	Subsidiaries of the Registrant.	*	*

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	*	*

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	*	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	*	*

* Indicates documents are incorporated herein by reference.
** Indicates documents are filed as part of this Annual Report on Form 10-K.

(b) The following document is furnished as part of this Annual Report on Form 10-K:

Exhibit Number	EXHIBIT

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities Exchange Commission.

Note:	Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED APRIL 28, 2007 AND MAY 3, 2008

(in thousands of dollars)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E *
		Additions:
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales Returns	Deductions: Adjustments of, or Charge to, Reserve	Balance at End of Period
Year ended April 28, 2007:
Accounts receivable, allowance for gross profit impact of estimated future returns	$9,570	$(262,188)	$310,745	$49,408	$8,719

Accounts receivable, allowance for doubtful accounts	$4,088	$4,438	$0	$4,448	$4,078

Inventory reserve	$6,387	$18,798	$0	$8,425	$16,760

Income tax valuation allowance	$1,716	$16,646	$0	$153	$18,209

Year ended May 3, 2008:
Accounts receivable, allowance for gross profit impact of estimated future returns	$8,719	$(203,635)	$241,373	$41,999	$4,458

Accounts receivable, allowance for doubtful accounts	$4,078	$2,592	$0	$3,161	$3,509

Inventory reserve	$16,760	$7,637	$0	$15,064	$9,333

Income tax valuation allowance	$18,209	$33,055	$0	$0	$51,264

*	Balances include U.S. and Canada, which have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and as held for sale in the Company’s Consolidated Balance Sheet as of May 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE:	August 12, 2008	BY:	/s/ A.A. Koch
A.A. Koch, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ Rozanne Kokko	/s/ Donald M. Genotti
Rozanne Kokko, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Donald M. Genotti Vice President, Corporate Controller (Principal Accounting Officer)

August 12, 2008	August 12, 2008
DATE	DATE

/s/ Elizabeth A. Chappell	/s/ Eugene A. Miller
Elizabeth A. Chappell, Director	Eugene A. Miller, Director

August 12, 2008	August 12, 2008
DATE	DATE

/s/ P. Daniel Miller	/s/ James B. Nicholson
P. Daniel Miller, Director	James B. Nicholson, Chairman of the Board

August 12, 2008	August 12, 2008
DATE	DATE

/s/ Irvin D. Reid	/s/ Lloyd E. Reuss
Irvin D. Reid, Director	Lloyd E. Reuss, Director

August 12, 2008	August 12, 2008
DATE	DATE

/s/ Adam D. Sexton	/s/ Ralph J. Szygenda
Adam D. Sexton, Director	Ralph J. Szygenda, Director

August 12, 2008	August 12, 2008
DATE	DATE