Form 10-Q
period 2008-08-02
HANDLEMAN CO /MI/
filed 2008-09-16
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of September 5, 2008 was $20,515,269.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED AUGUST 2, 2008 AND JULY 28, 2007

(UNAUDITED)

(in thousands of dollars except per share data)

	Three Months (13 Weeks) Ended
	August 2, 2008	July 28, 2007
Revenues	$3,534	$3,699
Costs and expenses:
Direct product costs	(1,845)	(2,071)
Selling, general and administrative expenses	(22,265)	(21,823)

Operating loss	(20,576)	(20,195)
Interest expense	(357)	(919)
Investment income	104	1,261

Loss from continuing operations before income taxes	(20,829)	(19,853)
Income tax benefit	602	2,204

Loss from continuing operations	(20,227)	(17,649)

Discontinued operations (Note 4):
(Loss) income from operations of discontinued subsidiaries (including net loss on disposal of $11,174 for the three months ended August 2, 2008)	(25,543)	2,188
Income tax expense	(775)	(2,255)

Loss from discontinued operations	(26,318)	(67)

Net loss	$(46,545)	$(17,716)

Loss per share:
Continuing operations – basic	$(0.99)	$(0.88)

Continuing operations – diluted	$(0.99)	$(0.88)

Discontinued operations – basic	$(1.29)	$—

Discontinued operations – diluted	$(1.29)	$—

Net loss – basic	$(2.28)	$(0.88)

Net loss – diluted	$(2.28)	$(0.88)

Weighted average number of shares outstanding during the period
Basic	20,419	20,195

Diluted	20,419	20,195

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 2, 2008 and MAY 3, 2008

(in thousands of dollars except share data)

	August 2, 2008 (Unaudited)	May 3, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,927	$1,043
Accounts receivable, less allowances of $130 at August 2, 2008 and $2,602 at May 3, 2008	3,671	62,479
Merchandise inventories	—	29,404
Other current assets	5,064	10,221
Assets held for sale	138,924	139,943

Total current assets	149,586	243,090

Property and equipment:
Land, buildings and improvements	13,885	13,885
Display fixtures	1	1
Computer hardware and software	13,150	21,641
Equipment, furniture and other	151	24,711

	27,187	60,238
Less accumulated depreciation	18,027	31,368

	9,160	28,870

Goodwill, net	6,903	6,903
Intangible assets, net	4,555	35,062
Other assets, net	14,556	14,779

Total assets	$184,760	$328,704

LIABILITIES
Current liabilities:
Debt	$11,767	$63,706
Accounts payable	5,409	31,023
Accrued and other liabilities	15,600	23,548
Liabilities held for sale	50,690	62,298

Total current liabilities	83,466	180,575
Other liabilities	6,343	6,456
Commitments and contingencies (Note 11)	—	—

Total liabilities	89,809	187,031

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,450,000 and 20,464,000 shares issued and outstanding at August 2, 2008 and May 3, 2008, respectively	205	205
Additional paid-in capital	797	788
Accumulated other comprehensive income	16,913	17,099
Retained earnings	77,036	123,581

Total shareholders’ equity	94,951	141,673

Total liabilities and shareholders’ equity	$184,760	$328,704

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED AUGUST 2, 2008

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 weeks)
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Employee Benefit Related	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
May 3, 2008	20,464	$205	$21,441	$(4,342)	$788	$123,581	$141,673
Net loss						(46,545)	(46,545)
Adjustment for foreign currency translation, net of tax of $32			(186)				(186)

Comprehensive loss, net of tax							(46,731)

Stock-based compensation:
Performance shares/units	—	—			(26)		(26)
Restricted stock and other	(14)	—			35		35

August 2, 2008	20,450	$205	$21,255	$(4,342)	$797	$77,036	$94,951

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED AUGUST 2, 2008 and JULY 28, 2007

(UNAUDITED)

(in thousands of dollars)

	Three Months (13 Weeks) Ended
	August 2, 2008	July 28, 2007
Cash flows from operating activities:
Net loss	$(46,545)	$(17,716)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation	1,654	4,483
Amortization of definite-lived intangible assets	1,577	1,921
Recoupment of development costs/licensed rights	1,430	1,200
Amortization of financing related fees	4,704	934
Net loss on sale of subsidiary assets	11,174	—
Loss on disposal of property and equipment	166	39
Unrealized investment income	—	(215)
Stock-based compensation	24	352
Retirement plans curtailment/settlement charges	—	260
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	94,227	(3,841)
Decrease (increase) in merchandise inventories	17,288	(3,272)
(Increase) decrease in other operating assets	(3,845)	1,431
(Decrease) increase in accounts payable	(43,353)	16,158
Increase in other operating liabilities	709	7,101

Total adjustments	85,755	26,551

Net cash provided from operating activities	39,210	8,835

Cash flows from investing activities:
Additions to property and equipment	(311)	(1,215)
Software development costs and acquired rights	(3,093)	(4,799)
Proceeds from sale of subsidiary assets	19,587	—
Proceeds from disposition of property and equipment	23	—

Net cash provided from (used by) investing activities	16,206	(6,014)

Cash flows from financing activities:
Issuances of debt	140,744	836,911
Repayments of debt	(192,683)	(849,620)
Financing related fees	(2,540)	(6,834)
Cash (payments) proceeds from stock-based compensation plans	(15)	120

Net cash used by financing activities	(54,494)	(19,423)

Effect of exchange rate changes on cash	(38)	755
Net increase (decrease) in cash and cash equivalents	884	(15,847)
Cash and cash equivalents at beginning of period	1,043	18,457

Cash and cash equivalents at end of period	$1,927	$2,610

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations, which includes REPS and the Company’s corporate function only. Crave Entertainment Group and Handleman UK were reclassified to discontinued operations during the first quarter of fiscal 2009.

1.	Accounting Policies

In the opinion of management, the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of August 2, 2008, and the results of operations and changes in cash flows for the three months then ended. The Consolidated Balance Sheet as of May 3, 2008 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 3, 2008, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	New Accounting Pronouncements

SFAS No. 157

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” was issued by the Financial Accounting Standards Board (“FASB”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, this pronouncement does not require any new fair value measurements. The effective date for SFAS No. 157 has been delayed by the FASB for nonfinancial assets and nonfinancial liabilities; the Company will adopt this portion of the Statement for the fiscal year beginning May 3, 2009. SFAS No. 157 was effective for the Company for the fiscal year beginning May 4, 2008 for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, and did not have a significant impact on the Company’s consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses will be reported in earnings at each reporting date. The cumulative effect of re-measuring such instruments to fair value at adoption is accounted for as an adjustment to the beginning balance of retained earnings. SFAS No. 159 was effective for the Company’s fiscal year beginning May 4, 2008, and did not have a significant impact on the Company’s consolidated financial statements.

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 provides guidance for determining the useful life of recognized intangible assets to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS No. 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	Financial Position

The Company incurred losses of $96.8 million and $53.4 million in the fiscal years ended May 3, 2008 (“fiscal 2008”) and April 28, 2007 (“fiscal 2007”), respectively. Industry wide music sales have been declining at double-digit rates over the past few years, impacted by digital distribution, downloading and piracy. As a result, many mass retailers have reduced the amount of floor space dedicated to physical music product. The Company implemented cost cutting initiatives during fiscal years 2008 and 2007 in response to these waning music sales, but was unable to return to profitability. The Company determined that there were not enough further cost reduction opportunities to offset margin reductions from the continuing decline in sales volumes. On June 2, 2008, the Company announced its decision to exit the music business in North America, which was approved by the Company’s Board of Directors (“Board”) in April 2008. The Company’s decision to exit the music business in North America was further impacted by reluctance from its customers to maintain relationships with multiple music distributors in a declining market, uncertainty whether vendor terms would allow the Company to service its customers during the upcoming holiday season and uncertainty whether the Company’s credit agreements would provide sufficient liquidity to fund operations through fiscal 2009. Concurrent with this announcement, the Company sold its U.S. music business on June 2, 2008. Subsequently, on September 2, 2008, the Company sold its Canadian music operations.

During the first quarter of fiscal 2009, the Company also entered into an agreement in principle to sell certain assets and operations related to Handleman United Kingdom (“Handleman UK”), began actively marketing Crave Entertainment Group, Inc. (“Crave”) and exploring opportunities related to the REPS LLC (“REPS”) business.

While no assurances can be made, Handleman Company projects that it will have sufficient liquidity to operate until the wind down of the music business in North America is complete, which occurred in the second quarter of fiscal 2009. The Company believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets at anticipated selling prices and within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s liquidity would be dependent on further amendments to its credit agreements, or securing alternative financing. If the Company is unable to accomplish this, then its ability to continue as a going concern would be in doubt.

The Company expects it will need to fund working capital increases for Crave during the upcoming holiday season. To support this increase in working capital, the Company will need to secure alternative financing or negotiate an amendment with its current lender. If the Company is unsuccessful in securing financing for Crave during the upcoming holiday season, this could materially impact Crave’s operating performance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Proposed Plan of Liquidation

The Company filed a preliminary proxy statement on August 15, 2008 with the Securities and Exchange Commission (“SEC”) in connection with its proposed Plan of Final Liquidation and Dissolution of the Company. The Plan of Final Liquidation must be approved by a majority of the Company’s shareholders in order to be implemented. The definitive proxy statement was filed with the SEC on September 2, 2008. The annual shareholders’ meeting is scheduled for October 1, 2008. If the Plan of Final Liquidation is approved by the Company’s shareholders, the Company’s Board of Directors has the right to determine when a certificate of liquidation should be filed with the state, which provides the Board the ability to assess whether suitable value can be attained for the Company’s assets. As a result, the Company may adopt liquidation accounting during the second quarter of fiscal 2009, whereby assets and liabilities would be stated at liquidation value. This potential change in accounting may result in material adjustments.

Amendments to Debt Agreements

During the first quarter of fiscal 2009, the Company and its lenders entered into Sixth, Seventh, Eighth and Ninth Amendments to its credit agreements. Early in the second quarter of fiscal 2009, the Company entered into a Tenth Amendment to its credit agreement. In addition, the Company expects to execute an Eleventh Amendment to its credit agreement within three business days from the filing of this Form 10Q provided the parties can reach mutually agreeable terms. See Note 9 of Notes to Consolidated Financial Statements for detailed discussions of these amendments.

4.	Disposal of Long-Lived Assets

Assets Held for Sale

Music Business in North America

During the fourth quarter of fiscal 2008, management committed to a plan that was approved by the Company’s Board of Directors in April 2008, to exit the North American music category management and distribution operations, and entered into negotiations with Anderson Merchandisers L.P. (“Anderson”) for the sale of certain United States (“U.S.”) and Canadian assets and operations. The Company began classifying the assets and liabilities of its U.S. and Canadian music operations as held for sale in its Consolidated Balance Sheet as of May 3, 2008, in accordance with the guidance provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Pursuant to this decision, Handleman Company entered into separate arrangements with Anderson related to its U.S. and Canadian operations during the first quarter of fiscal 2009. The Company announced on June 2, 2008 that it entered into a definitive Asset Purchase Agreement (“APA”) with Anderson to purchase a portion of the U.S. music inventory and all of the store display fixtures related to its Wal-Mart Stores, Inc. (“Wal-Mart”) business in the U.S. The APA was effective on June 2, 2008, at which time the Company ceased providing music category management and distribution services to Wal-Mart in the U.S. Pursuant to this agreement, an initial purchase of U.S. music inventory was delivered to Anderson, FOB shipping point, from the Company’s Indianapolis, Indiana automated distribution center.

The price paid by Anderson for the initial purchase of U.S. music inventory was $10,783,000, which equaled Handleman’s supplier invoice cost. The price paid by Anderson for the purchase of the Wal-Mart retail display fixtures was $3,629,000, which equaled the net book value of the fixtures as of June 2, 2008. Anderson also paid Handleman $175,000 for transition related services and $5,000,000 as compensation for costs related to handling, packaging, shipping,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

warehousing, billing and management costs incurred by Handleman in connection with the closing. The Anderson APA related to the U.S. sale of assets resulted in a gain of $5,175,000 and generated $19,587,000 in cash during the first quarter of fiscal 2009. The gain on the sale was recognized in the first quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statements of Operations and all of the proceeds from the U.S. sale were used to pay Handleman’s lenders and reduce outstanding loan balances.

Also, in accordance with the APA, an additional inventory purchase by Anderson occurred in early September 2008. The additional U.S. inventory purchase by Anderson totaled $1,255,000. This is the final purchase of U.S. music inventory to be made by Anderson. The proceeds were received during the second quarter of fiscal 2009.

In July 2008, the Company signed a definitive agreement with Anderson to sell all the music inventory, fixed assets and operations of its Canadian subsidiary, inclusive of customer relationships. This sale was completed on September 2, 2008. Anderson paid Handleman Canada $10,800,000 for the music inventory, $2,738,000 for the net book value of fixed assets, $10,000 for prepaid expenses, plus $1,000,000, less $1,753,000 in assumed liabilities. The total net proceeds of $12,795,000 were received in the second quarter of fiscal 2009, less $750,000, which is being held in escrow for certain representations and warranties. The net cash proceeds received at closing were used to pay Canadian trade accounts payable and reduce outstanding loan balances.

Anderson also agreed to pay the Company a $4,000,000 incentive fee if Handleman identified, sold or transitioned to Anderson any other Handleman business that adds value to the U.S. music transaction. The sale of the Canadian subsidiary on September 2, 2008 fulfilled this incentive requirement. The $4,000,000 incentive fee was received during the second quarter of fiscal 2009 upon completion of the Canadian sale.

Handleman United Kingdom

Handleman UK began providing distribution, replenishment and store merchandising services to Tesco Stores Limited (“Tesco”) in support of its entertainment businesses – specifically music, video and video games – at the beginning of fiscal 2008. Under this arrangement, Tesco retained title to the inventory, which was housed in and distributed from a Handleman UK distribution facility. During the first quarter of fiscal 2009, the Company began actively marketing the Tesco related assets of Handleman UK by initiating conversations with Tesco and reached an agreement in principle with Tesco to sell certain assets and assume all of the operations related to the Tesco category management and distribution operations, as well as to transfer certain of the Company’s intellectual properties to Tesco. The Company began classifying the assets and liabilities of Handleman UK as held for sale in its Consolidated Balance Sheet as of August 2, 2008, and the UK operations have been reclassified to discontinued operations in the Company’s Statements of Operations for all periods presented in accordance with the guidance provided in SFAS No. 144.

The sale to Tesco was completed on September 16, 2008. The purchase price paid by Tesco was approximately $17,000,000 for all of the fixed assets located in the Tesco-dedicated distribution center, certain licensed assets, proprietary computer software held by the Company’s corporate subsidiary, certain business contracts, leased assets and motor vehicles. The proceeds from this sale were received in the second quarter of fiscal 2009 and will be used to pay UK trade accounts payable, reduce outstanding loan balances and provide cash for operations. At the time of this sale all related assets and services of Handleman UK were transitioned to Tesco. Following its discontinuance of business with Tesco, Handleman UK has no on-going operations other than winding down its former business relationship with ASDA as discussed in Note 6 of Notes to Consolidated Financial Statements. Thereafter, Handleman UK plans to undergo a members voluntary liquidation, which is a formal process by which solvent companies wind down their operations in the UK.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Crave Entertainment

During the fourth quarter of fiscal 2008, the Company announced that it retained the investment banking firm of W.Y. Campbell & Company for the purpose of exploring possible strategic options for Crave. An Offering Memorandum was completed in June 2008 and the Company decided, upon Board approval, to begin actively marketing Crave for sale at that time. The Company believes it is likely that it will identify a buyer for Crave and will close on that sale within the next twelve months. The Company began classifying the assets and liabilities of Crave as held for sale in its Consolidated Balance Sheet as of August 2, 2008, in accordance with the guidance provided in SFAS No. 144.

Also in accordance with SFAS No. 144, the Company has recognized a loss of $16,349,000 related to the write down of Crave to its estimated fair value less estimated costs to sell. This loss was recognized in the first quarter of fiscal 2009 and is included in discontinued operations in the Company’s Consolidated Statements of Operations.

The U.S., Canadian and Handleman UK music operations were previously included in the category management and distribution operations reporting segment, whereas Crave was previously included in the video game operations reporting segment. The table below summarizes the major categories of assets and liabilities held for sale by reporting segment as of August 2, 2008 and May 3, 2008 (in thousands of dollars):

Assets Held for Sale	August 2, 2008		May 3, 2008
	Category Management and Distribution Operations	Video Game Operations	Category Management and Distribution Operations	Video Game Operations

Accounts receivable	$41,862	$17,142	$94,420	$—
Merchandise inventories	14,760	24,377	37,803	—
Property and equipment, net	21,907	227	7,635	—
Other assets	(880)	19,529	85	—

Total assets held for sale	$77,649	$61,275	$139,943	$—

Liabilities Held for Sale
Accounts payable	$33,554	$5,446	$56,839	$—
Accrued and other liabilities	9,474	2,216	5,459	—

Total liabilities held for sale	$43,028	$7,662	$62,298	$—

Discontinued Operations

The results of operations for the U.S., Canada and Handleman UK music category management and distribution businesses, as well as Crave, are reported in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented in accordance with the guidance in SFAS No. 144. After completion of these sales transactions and the wind down of the remaining business activities, the operations and cash flows of these business units will be eliminated from the ongoing operations of the Company, and the Company will not have any continuing involvement in the operations of these businesses.

Upon completion of the U.S. asset purchase agreement on June 2, 2008, the buyer assumed all category management and distribution operations related to the Company’s U.S. music business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

with Wal-Mart. Wal-Mart represented approximately 74% of the Company’s U.S. revenues in fiscal 2008. The Company’s remaining non-Wal-Mart category management and distribution customers were substantially transitioned to other suppliers by the end of August 2008. Upon completion of the Canadian and Handleman UK asset purchase agreements, all of their music category management and distribution operations were transitioned to the buyers in the second quarter of fiscal 2009.

The table below summarizes the discontinued operations included in the Company’s Consolidated Statements of Operations, by segment, for the first quarters ended August 2, 2008 and July 28, 2007 (in thousands of dollars):

	Fiscal 2009		Fiscal 2008
	Category Management and Distribution Operations	Video Game Operations	Category Management and Distribution Operations	Video Game Operations
Revenues	$96,385	$46,638	$225,567	$44,919
Pre-tax (loss) income from operations, excluding net loss on disposal for the three months ended August 2, 2008	(14,434)	65	3,249	(1,061)

REPS LLC

In July 2008, the Company retained the investment banking firm of W.Y. Campbell & Company to explore strategic options for REPS. An Offering Memorandum for REPS was completed late in the first quarter of fiscal 2009, but the Company did not begin actively marketing REPS for sale until early in the second quarter of fiscal 2009. In accordance with SFAS No. 144, the assets and liabilities of REPS were classified as held and used, and its results of operations were reported in continuing operations as of the end of the first quarter of fiscal 2009. REPS will be classified as held for sale and its results of operations will be included in discontinued operations beginning in the second quarter of fiscal 2009. There is a reasonable likelihood that upon the sale of REPS, a loss will be incurred because the carrying value of the entity may not be recovered.

5.	Exit Costs and Other Charges

Music Business in North America

The Company estimates that one-time costs related to its decision to exit the music business in North America will approximate $14,000,000. These costs will be recorded in accordance with the guidance provided in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” One-time exit costs will be recorded as incurred in fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes one-time costs incurred in the first quarter of fiscal 2009 related to the exiting of the music business in North America and have been recorded in discontinued operations in the Company’s Consolidated Statements of Operations (in thousands of dollars):

	Three Months Ended August 2, 2008
	Severance/ Retention Costs	Contract Termination Costs	Other Costs
Balance as of May 3, 2008	$—	$—	$—
Expensed during the period	6,065	873	216
Cash paid during the period	(2,369)	(873)	(216)

Balance as of August 2, 2008	$3,696	$—	$—

Total amount expected to be incurred	$7,843	$4,494	$1,663
Cumulative amount incurred to date	$6,065	$873	$216

In addition to the one-time costs identified above, the Company recorded an inventory markdown in the amount of $2,760,000 during the first quarter of fiscal 2009, representing the Company’s best estimate of the adjustment necessary to markdown inventory to net realizable value. This inventory is recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

Handleman United Kingdom

The Company estimates that the one-time costs related to the sale of the Tesco business (which was completed in the second quarter of fiscal 2009) and the wind down of the remaining UK operations will approximate $7,000,000, of which $4.8 million relates to contract termination costs, $1.0 million relates to consulting fees and $1.2 million relates to severance and other costs. In the first quarter of fiscal 2009, the Company incurred legal fees of $184,000 related to the wind down of the UK business.

In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” because there is a mutual understanding between the employee and the company. A substantial majority of the employees in Handleman UK transitioned with the operations to Tesco upon closing of the asset purchase agreement in the second quarter of fiscal 2009. The Company recorded severance costs of $314,000 in the first quarter of fiscal 2009 for the employees discharged related to the wind down of the remaining UK operations. These costs were charged to discontinued operations in the Company’s Consolidated Statements of Operations.

6.	ASDA Supply Arrangements

Greeting Cards

During the third quarter of fiscal 2008, Handleman UK determined, in conjunction with its customer (ASDA), that their business relationship related to the greeting cards business, which began in October 2006, would terminate effective May 2008. This decision was mainly due to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

customer’s desire to work directly with the greeting cards vendor to service its retail stores. Upon cessation of this greeting cards business relationship, ASDA was no longer a customer of Handleman UK. Greeting card sales to ASDA represented $71,401,000 of the Company’s consolidated revenues for fiscal 2008.

The Company estimates that other one-time costs related to the termination of this greeting cards business will approximate $600,000.

The following table summarizes one-time costs incurred in the first quarter of fiscal 2009 and since the third quarter of fiscal 2008 when the decision was made to exit the ASDA greeting cards business in the UK and have been recorded in discontinued operations in the Company’s Consolidated Statements of Operations (in thousands of dollars):

	Three Months Ended August 2, 2008	Incurred Prior to the First Quarter of Fiscal 2009	Total Costs Incurred
Merchandise penalties and inventory shrinkage	$—	$247	$247
Vehicle termination fees	—	176	176

	$—	$423	$423

The Company estimates, although it can not make any assurances, that additional one-time costs related to the termination of the greeting cards business are substantially complete and no significant costs related to the termination will be incurred in fiscal 2009.

In the greeting cards business model, Handleman UK did not own the greeting cards product until the product was shipped from its facility. Accordingly, no inventory markdown to liquidation value was required. In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. The Company transitioned certain employees to other UK activities and recorded severance costs for the remainder of the employees discharged related to the termination of this greeting cards business. Severance costs of $61,000 have been recorded in the first quarter of fiscal 2009 related to the termination of the greeting cards business. These costs were charged to discontinued operations in the Company’s Consolidated Statements of Operations.

Music

On May 24, 2007, the Company announced that Handleman UK and ASDA decided not to continue their music supply arrangement. Under this arrangement, Handleman UK provided category management and distribution of music CDs and, to a limited extent, DVDs to ASDA stores. The decision not to continue the music supply arrangement was due to the inability of Handleman UK and ASDA to reach terms that were mutually beneficial. Handleman UK provided music category management and distribution services to ASDA through August 2007. Music and DVD sales to ASDA represented $57,339,000 of the Company’s consolidated revenues in fiscal 2008 through the agreed upon termination date.

The Company completed the liquidation of the remaining inventory in the first quarter of fiscal 2009. Further, the Company estimates, although it cannot make any assurances, that additional one-time costs related to the termination of its music supply agreement are substantially complete and no significant additional costs are expected to be incurred in fiscal 2009. No additional one-time charges related to the termination of the music arrangement with ASDA were incurred in the first quarter of fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7.	Accounts Receivable

The table below summarizes the components of accounts receivable balances included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	August 2, 2008	May 3, 2008
Trade accounts receivable	$3,801	$65,081
Less allowances for:
Gross profit impact of estimated future returns	—	(440)
Doubtful accounts	(130)	(2,162)

Accounts receivable, net	$3,671	$62,479

8.	Goodwill and Intangible Assets

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

Goodwill represents the excess of consideration paid over the estimated fair values of net assets of businesses acquired. Goodwill included in the Company’s Consolidated Balance Sheets as of August 2, 2008 and May 3, 2008 was $6,903,000 at each period end, all of which related to REPS LLC and is included in the all other reporting segment.

Intangible Assets

Intangible assets as of August 2, 2008 predominately related to REPS, whereas intangible assets as of May 3, 2008 related to REPS and Crave (Crave assets have been classified as held for sale as of August 2, 2008, as previously discussed). The Company performs annual impairment analyses in the fourth quarter, or as business conditions warrant a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusts, as necessary, the value of its intangible assets. The Company has not recorded any impairment charges during the first three months of fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of August 2, 2008 and May 3, 2008 (in thousands of dollars):

	August 2, 2008		May 3, 2008
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$2,200	$1,197	$7,900	$3,550
Customer relationships	6,300	3,428	28,100	12,350
Non-compete agreements	2,600	1,920	4,770	3,466
Software development costs and distribution/license advances	—	—	35,522	21,864

Total	$11,100	$6,545	$76,292	$41,230

	August 2, 2008		May 3, 2008
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period	Net Amount	Weighted Average Amortization Period
Trademarks	$1,003	180 mos.	$4,350	180 mos.
Customer relationships	2,872	180 mos.	15,750	227 mos.
Non-compete agreements	680	38 mos.	1,304	37 mos.
Software development costs and distribution/license advances	—		13,658	18 mos.

Total	$4,555	129 mos.	$35,062	113 mos.

The Company’s aggregate amortization expense from continuing operations related to intangible assets for the first three months of fiscal 2009 and fiscal 2008 totaled $480,000 and $489,000, respectively. The Company estimates future aggregate amortization expense as follows (in thousands of dollars):

Fiscal Years	Amounts
2009	$1,441
2010	857
2011	518
2012	357
2013	298
Thereafter	1,084

Total	$4,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.	Debt

On April 30, 2007, Handleman Company and certain of its subsidiaries entered into two multi-year, secured credit agreements with Silver Point Finance and GE Capital (“lenders”). Company borrowings under the agreements were limited by the collateral value of certain assets less reserves, with a maximum as of August 2, 2008, of $54,467,000. During the Company’s fiscal year 2008, the Company and its lenders amended the credit agreements five times. This was followed by four additional amendments during the Company’s first quarter of fiscal 2009 and one amendment subsequent to the end of the Company’s first quarter of fiscal 2009. On August 1, 2008, prior to the end of the Company’s first quarter of fiscal 2009, the Company repaid all obligations to, and terminated its credit agreement with, GE Capital. The Company accelerated the write off of financing related fees in the amount of $3.7 million during the first quarter of fiscal 2009 due to debt repayments and reductions in the credit facility as a result of the amendments to the credit agreement.

On August 2, 2008, the Company had borrowings of $11,767,000 under its credit agreements compared to $63,706,000 as of May 3, 2008. The Company’s borrowings under its credit agreements, which mature in April 2012, contain subjective acceleration clauses, and accordingly, have been classified as a current liability in accordance with FASB Technical Bulletin 79-3, “Subjective Acceleration Clause in Long-Term Debt Agreements.” The maximum borrowings allowed by the agreements on August 2, 2008 were $28,147,000 based on the collateral value of the Company’s assets.

Total interest expense from both continuing and discontinued operations for the quarters ended August 2, 2008 and July 28, 2007 was $10,492,000 and $3,284,000, respectively. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated a portion of its interest expense related to its debt agreements from continuing operations to discontinued operations for fiscal 2008 and 2007.

Pursuant to the credit agreements, Handleman has several covenants it must maintain in order to borrow under these agreements. As of August 2, 2008, the Company was in compliance with all of the covenants in its credit agreements, as amended, with the exception of a capital expenditures covenant, which was waived in the Tenth Amendment to the Company’s credit agreements executed on August 6, 2008. In addition, on September 16, 2008, the Company was in default of two covenants that required the Company to have completed by September 15, 2008 (i) the sale of its Handleman UK Tesco related business and (ii) provide the lender with a historical and projected return on investment report for each title owned by Crave. The Company expects the lender will waive these events of default as part of an Eleventh Amendment to the credit agreement, which is expected to be completed within three business days from the filing of this Form 10-Q.

The significant terms of the Company’s credit agreement, as amended, as of August 2, 2008 are as follows:

Silver Point Finance Credit and Guaranty Agreement

Handleman Company and certain Handleman subsidiaries, as Guarantors; certain lenders; Silver Point Finance, LLC (“Silver Point”), as administrative agent for the Lenders, in such capacity as Administrative Agent, as Collateral Agent and as Co-Lead Arranger entered into a Credit and Guaranty Agreement dated April 30, 2007 (“Silver Point Finance and Guaranty Agreement”). Pursuant to this agreement, and as of August 2, 2008, Handleman may borrow up to $54,467,000 comprised of (a) $11,767,000 aggregate principal amount of Tranche B Term Loan (“Term Loan B”), and (b) up to $42,700,000 aggregate principal amount of Revolving Commitments (“Revolving Facility”). Handleman has secured the obligations by granting liens against substantially all of its assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The material terms of the Silver Point Finance Credit and Guaranty Agreement, as amended, as of August 2, 2008 were as follows:

	Term Loan B	Revolving Facility
Amount	$11,767,000	$42,700,000*

Interest Rate	Libor plus 1100 basis points or prime rate plus 1000 basis points; LIBOR cannot be less than 4.5% per annum, and prime cannot be less than 7.5% per annum	Libor plus 800 basis points or prime rate plus 700 basis points; LIBOR cannot be less than 4.5% per annum, and prime cannot be less than 7.5% per annum

Unused Fee	—	2.00%

Collateral	First priority interest in all tangible and intangible assets	First priority interest in all tangible and intangible assets

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

Prepayment Premium – any prepayment of any Term Loans or any Commitment reduction or termination, a fee payable on the amount, prepaid, reduced or terminated as follows:

2.0% on or after 24 months since closing date, but prior to 36 months

1.0% on or after 36 months since closing date, but prior to 48 months

0% on or after 48 months.

* The amount available was reduced to $20,000,000 as of September 15, 2008 based upon amendments to the credit agreement.

GE Capital Credit Agreement

On August 1, 2008, prior to the end of the Company’s first quarter of fiscal 2009, the Company repaid all its obligations to, and terminated its credit agreement with, GE Capital.

Amendments to Credit Agreements During the Company’s First Quarter of Fiscal Year 2009

On May 14, 2008, the Company and its lenders entered into a Sixth Amendment to its credit agreements. In this amendment, the lenders agreed that Handleman would have the right to grant liens in favor of certain trade creditors pursuant to a trade lien agreement that would be negotiated among Handleman, its lenders and the trade creditors. Handleman and its lenders added or amended covenants related to a Fixed Charge Coverage Ratio, Consolidated EBITDA, and Minimum Asset Coverage ratio. It also amended the covenant regarding the maximum consolidated capital expenditures, license advances, exclusive distribution costs and software development costs. This amendment required Handleman to provide its lenders with a business plan for fiscal year 2009 for Crave Entertainment Group, Crave Entertainment, Inc. and SVG Distribution, Inc. (collectively “Crave”) by May 15, 2008 and a fiscal year 2010, 2011 and 2012 consolidated business plan by December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

On May 30, 2008, the Company and its lenders entered into a Seventh Amendment to its credit agreements. In this amendment, the lenders granted Handleman consent to enter into the Asset Purchase Agreement (“APA”) with Anderson Merchandising discussed in Note 3 to Consolidated Financial Statements. The Seventh Amendment also amended and restated the definitions of: Extraordinary Receipts (as defined in the credit agreements) to include the Incentive Payment (as defined in the APA); and Material Contracts to include the APA and the related transition services exhibit. This amendment added a definition of Wal-Mart receipts and requires Handleman to pay loans in an amount equal to 75% of such proceeds from Wal-Mart receipts. This amendment also provides for Minimum Asset Coverage and Maximum Percentage Coverage covenants. By no later than June 20, 2008, Handleman and its lenders executed and delivered an amendment to provide for Minimum Asset Coverage and Maximum Coverage Percentage levels from June 21, 2008 through April 30, 2012.

On June 20, 2008, the Company and its lenders entered into an Eighth Amendment to its credit agreements. In this amendment, the lenders amended and restated the definition of Revolving Commitment Termination Date; amended and restated the Call Protection criteria; amended and restated the Prepayment Certificate; amended and restated the Annual Financial Statement section to require an independent certified public accountant of recognized national standing to issue an opinion that states that the consolidated financial statements fairly present, in all material respects, Handleman’s and its Subsidiaries’ financial position as at the dates indicated and the results of their operations and their cash flows for the periods indicated in conformity with GAAP applied on the basis consistent with prior years (except as otherwise disclosed in such financial statements) and that the examination by such accountants in connection with such consolidated financial statements has been made in accordance with the standards of the Public Company Accounting Oversight Board (United States) together with a report on the effectiveness of Handleman’s internal control over financial reporting; deleted the Consolidated Adjusted EBITDA covenant and certain other Calculations; amended and restated the Minimum Asset Coverage test, amended and restated the section requiring a Crave Business Plan by May 15, 2008, and a historical and projected return on investment report for each title owned by Crave by September 15, 2008; and, added a new section requiring a report on Wal-Mart U.S. Music Inventory Returns no later than Monday of each week.

On July 24, 2008, the Company and its lenders entered into a Ninth Amendment to its credit agreements. This amendment provided the lenders’ consent to the Canadian sale transaction, as well as releases and waivers to a Canadian law called the Bulk Sales Act that protects the purchaser against claims against the assets by providing the seller the option of making payments to the then outstanding creditors at the time of the asset sale or securing consent to the sale and waiver of payments from the creditors, along with other legal requirements. The Ninth Amendment also provided waivers to an Event of Default regarding failure of Handleman to pay all trade payables in excess of $2,000,000 within 60 days of the due date thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Subsequent Credit Amendment and Lender Consent

On August 6, 2008, the Company entered into a Tenth Amendment to its credit agreement with Silver Point. This amendment removed General Electric Capital Corporation from the credit agreements (effective August 1, 2008, the Company paid its remaining fee obligations to GE Capital); reduced the revolving credit commitment to $20.0 million effective August 6, 2008, $15.0 million on August 30, 2008 and $10.0 million on October 4, 2008; changed the minimum asset coverage covenant to the greater of outstanding debt or $22.5 million (or $20.0 million commencing on September 15, 2008, if the Tesco business has been sold by such date) and $70.0 million on and after October 31, 2008; required the Company to have sold its Tesco business by September 15, 2008; and waived certain events of default (failure to (i) comply with a $4.0 million limit on consolidated capital expenditures, license advances, exclusive distribution advances and software development costs from the period of January 1, 2008 through May 31, 2008 because the Company was in default of this covenant as of May 3, 2008; and (ii) to deliver the Company’s April, May and June 2008 financial reporting packages by the specified due dates). The Company intends to sell its significant assets, which include Crave, Handleman Canada, REPS and Handleman UK. If the Company is not able to complete these sales transactions by October 31, 2008, then the Company projects that it will not comply with a Tenth Amendment covenant that requires a $70.0 million minimum asset coverage on and after October 31, 2008.

On September 16, 2008, the Company received lender consent for the Handleman UK sale transaction. As a condition of the consent, the lender is requiring that the Company enter into an Eleventh Amendment to its credit agreement. The Company expects to execute the Eleventh Amendment within three business days from the filing of this Form 10-Q. This amendment will waive the events of default that required the Company to have sold its Handleman UK Tesco related business and provide the lender with a historical and projected return on investment report for each title owned by Crave no later than September 15, 2008, change the minimum asset coverage covenant to $22.5 million through October 30, 2008 and $70.0 million on and after October 31, 2008, require the establishment of a blocked cash account in the United Kingdom, and require Handleman to maintain at least $3.0 million in a tri-party blocked deposit account that provides the lender with a perfected first-priority lien, sole dominion and control over such account in the United States.

10.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the Canadian and U.S. pension plans, respectively. In addition, the Company had two non-qualified defined benefit plans, U. S. and Canadian Supplemental Executive Retirement Plans (“SERP”), which covered select employees. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the Canadian and U.S. SERPs, respectively.

During the third quarter of fiscal 2008, the Company made lump sum payments to certain U.S. SERP executive and non-executive participants from the U.S. SERP Rabbi Trust. These payments represented final distribution of the plan assets and the U.S. SERP was no longer in existence at the end of January 2008. During the first quarter of fiscal 2008, the Company paid $495,000 in lump sum payments to certain non-executive active and terminated employees from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $260,000 was recorded in the first quarter of fiscal 2008. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company calculated the settlement losses and remeasured the plan assets and benefit obligations resulting from the lump sum payments to the plan participants. As a result of remeasurement, the Company recorded an increase of $101,000 to the unfunded status of the U.S. SERP in the first quarter of fiscal 2008. The Company also paid $341,000 in lump sum payments to all participants in the Canadian SERP during the fourth quarter of fiscal 2008. These payments represented a complete distribution of the Canadian SERP and the SERP was no longer in existence at May 3, 2008.

During the first quarter of fiscal 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. Final settlement of the Canadian pension plan will not be recognized until its termination is approved by the Financial Services Commission of Ontario and settlement occurs.

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Three Months Ended		Three Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007
Service cost	$—	$90	$—	$3
Interest cost	—	862	—	73
Expected return on plan assets	—	(869)	—	—
Amortization of unrecognized prior service cost, actuarial loss and other	—	20	—	6
Settlement/curtailment loss	—	—	—	260

Net periodic benefit cost	$—	$103	$—	$342

During the first quarter of fiscal 2009, contributions to the Canadian pension plan totaled $161,000. Contributions to the Canadian pension plan for the remainder of fiscal 2009 will not be determined until the plan’s termination is approved by the Financial Services Commission of Ontario and the assets are distributed. There were no contributions made to the U.S. pension plan during the first quarter of fiscal 2009. Contributions to the U.S. pension plan for the remainder of fiscal 2009, if any, are not estimatable at this time.

11.	Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. Management identified 53 key employees for the KERP based on (i) a high risk of the employee terminating his/her employment relationship with Handleman; (ii) the employee being critical to Handleman’s success; (iii) the employee’s job performance rating of “good” or better; (iv) the difficulty for management to replace the knowledge, skills and abilities the employee provides Handleman; and (v) the impact suffered by Handleman as a result of the employee terminating his/her employment relationship with Handleman exceeding the cost of retaining the employee. Management determined each employee’s total KERP potential payout by taking a percentage, ranging from 20% to 75%, of the employee’s base salary as of May 22, 2007. The key employees received 25% of the total payout if the employee was employed by Handleman up to and on December 15, 2007. On December 17, 2007, $764,000 was paid out to eligible employees. During the first quarter of fiscal 2009, the KERP program was discontinued for a majority of the originally identified employees. The ten employees who remain covered by this program are due to receive the final pay out if they remain employed by the Company, with payments being made if certain milestones are achieved, but no later than March 15, 2009. The cost associated with the final KERP installment payment to these remaining key employees will total $312,000. The Company is accruing this liability over the vesting period with the related expense included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

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

12.	Comprehensive Loss

Comprehensive loss is summarized as follows (in thousands of dollars):

	Three Months Ended
	August 2, 2008	July 28, 2007
Net loss	$(46,545)	$(17,716)
Changes in:
Foreign currency translation adjustments, net of tax	(186)	2,388
Employee benefit related, adjustments, net of tax	—	(194)

Total comprehensive loss, net of tax	$(46,731)	$(15,522)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheets (in thousands of dollars):

	August 2, 2008	May 3, 2008
Foreign currency translation adjustments	$21,255	$21,441
Employee benefit plan related adjustments	(4,342)	(4,342)

Total accumulated other comprehensive income	$16,913	$17,099

13.	Segment Information

Effective with the second quarter of fiscal 2008, the Company changed its reportable segments to reflect how the business was managed. A segment is a component of an enterprise that has discrete financial information that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s REPS LLC subsidiary is disclosed as a separate reporting segment as it does not meet the quantitative and qualitative criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to allow it to be aggregated with another segment for reporting purposes. Prior period results have been reclassified to conform to the new reporting segment structure.

The reportable segments of the Company are category management and distribution operations, video game operations and all other.

Within the category management and distribution operations business segment, the Company’s revenues can be categorized as follows: (i) Category Management Revenues – sales to customers who receive the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services includes assortment management utilizing the Company’s category management systems and processes, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who receive only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements, the customer does not purchase tangible product from Handleman Company. As a result of the Company’s decision in the fourth quarter of fiscal 2008 to exit the music business in North America and the decision in the first quarter of fiscal 2009 to sell the Handleman UK operations, the U.S., Canadian and UK operations have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. In addition, the U.S., Canadian and UK assets and liabilities have been classified as held for sale in the Company’s Consolidated Balance Sheet as of August 2, 2008, and the U.S. and Canadian assets and liabilities were classified as held for sale as of May 3, 2008.

Within the video game operations business segment, the Company generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is shipped directly to individual stores. As a result of the Company’s decision in the first quarter of fiscal 2009 to begin marketing Crave for sale, the Crave operations have been classified as discontinued operations for all periods presented, and the Crave assets and liabilities have been classified as held for sale as of August 2, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The all other segment primarily represents the Company’s REPS LLC operating segment. REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. Prior to the second quarter of fiscal 2008, the operating results for REPS were included in the category management and distribution operations reporting segment. Because marketing efforts for the sale of REPS did not begin until the second quarter of fiscal 2009, the REPS operations will be shown as held for sale and classified in discontinued operations beginning in the second quarter of fiscal 2009.

The tables below present information about reported segments for the three months ended August 2, 2008 and July 28, 2007 (in thousands of dollars):

Three Months Ended August 2, 2008:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Fee-for-services revenues – external customers	$20	$—	$3,514	$3,534
Fee-for-services revenues – intersegment	—		2,425	2,425

Total segment revenues	20	—	5,939	5,959

Depreciation and amortization	—	—	433	433
Segment loss	(106)	—	(727)	(833)
Capital expenditures	—	—	26	26
Segment assets	—	—	15,440	15,440
Three Months Ended July 28, 2007:	Category Management and Distribution Operations	Video Game Operations	All Other	Total
Revenues:
Fee-for-services revenues – external customers	$23	$—	$3,676	$3,699
Fee-for-services revenues – intersegment	—	—	5,727	5,727

Total segment revenues	23	—	9,403	9,426

Depreciation and amortization	—	—	514	514
Segment income (loss)	105	—	(684)	(579)
Capital expenditures	—	—	52	52
Segment assets	356,021	112,514	15,836	484,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of total segment revenues to consolidated revenues, total segment depreciation and amortization expense to consolidated depreciation and amortization expense, total segment (loss) income to consolidated loss before income taxes, total segment capital expenditures to consolidated capital expenditures and total segment assets to consolidated assets as of and for the three months ended August 2, 2008 and July 28, 2007 is as follows (in thousands of dollars):

	Three Months Ended
	August 2, 2008	July 28, 2007
Revenues
Total segment revenues	$5,959	$9,426
Elimination of intersegment revenues	(2,425)	(5,727)

Consolidated revenues	$3,534	$3,699

Depreciation and Amortization Expense
Total segment depreciation and amortization expense	$433	$514
Corporate depreciation and amortization expense	1,086	2,074

Consolidated depreciation and amortization expense	$1,519	$2,588

Income (Loss) Before Income Taxes
Total segment loss	$(833)	$(579)
Interest expense	(357)	(919)
Investment income	104	1,261
Corporate expenses	(19,743)	(19,616)

Consolidated loss before income taxes	$(20,829)	$(19,853)

Capital Expenditures
Total segment capital expenditures	$26	$52
Corporate capital expenditures	187	101

Consolidated capital expenditures	$213	$153

Assets
Total segment assets	$15,440	$484,371
Corporate assets	33,087	56,601
Elimination of intercompany receivables and payables	(2,691)	(2,678)
Assets held for sale	138,924	—

Consolidated assets	$184,760	$538,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Three Months Ended
	August 2, 2008	July 28, 2007
Weighted average shares during the period – basic	20,419	20,195
Additional shares from assumed exercise of stock-based compensation	—	—

Weighted average shares adjusted for assumed exercise of stock-based compensation – diluted	20,419	20,195

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares as a result of the net losses for first quarter of fiscal 2009 and 2008.

15.	Income Taxes

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate and record the tax impact of certain discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim periods in which they occur.

In addition, income taxes are allocated between continuing operations, discontinued operations and other comprehensive income in accordance with SFAS No. 109, “Accounting for Income Taxes,” in accordance with paragraph 140, which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. SFAS No. 109 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. For the three-month period ended August 2, 2008, the Company reported a loss from continuing operations and income from discontinued operations. Pursuant to SFAS No. 109, Paragraph 140, the Company allocated income taxes between continuing operations, discontinued operations and other comprehensive income. An income tax benefit of $0.6 million was recorded in the first quarter of fiscal 2009, compared to an income tax benefit of $2.2 million recorded in the first quarter of the prior fiscal year. Income tax expense of $0.8 million was recorded in discontinued operations for the three months ended August 2, 2008, compared to income tax expense of $2.3 million for the comparable prior year period.

The Company recorded a full valuation allowance as of August 2, 2008 against deferred tax assets for those tax jurisdictions in which it believes it is not more likely than not that the deferred taxes will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

16.	Related Party Transactions

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

In addition to Mr. Koch, the Managing Director of Handleman UK and one of Handleman’s Vice Presidents of Finance are also employees of AlixPartners and were retained by Handleman Company after Mr. Koch’s appointment. This additional staffing was approved, in advance of them joining Handleman, by the CEO Governing Committee, which is a three-person Committee of the Board that was formed to oversee the AlixPartners engagement.

In accordance with SFAS No. 57, “Related Party Disclosures,” these relationships are viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company recorded $972,000 of costs related to the APS agreement during the first quarter of fiscal 2009. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations, and was related to labor and expenses. In addition, the Company had $566,000 and $484,000 accrued and is included in “Accounts payable” in the Company’s Consolidated Balance Sheets as of August 2, 2008 and May 3, 2008, respectively. In addition, the Company had prepaid $250,000 related to the CEO retainer, which is included in “Other current assets.” All invoices from AlixPartners to the Company are reviewed and approved by a member of the CEO Governing Committee prior to their payment.

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

Within the category management and distribution operations segment, the Company’s revenues were categorized as follows: (i) Category Management Revenues – sales to customers who received the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services included assortment management, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who received only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; and (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company, such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements the customer did not purchase tangible product from Handleman Company.

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

The Company’s customers responded to the decline in music industry sales by contracting the amount of retail space devoted to music sales.

Additionally, the Company violated certain debt covenants within its credit agreements in the fourth quarter of fiscal 2008. Those violations were cured soon thereafter by an amendment to the credit facilities. In recent quarters, trade creditors have expressed concern about whether the Company might be contemplating or be required to file a bankruptcy proceeding. As a result, the Company became concerned about whether it would have access to sufficient financing and vendor credit to meet its business needs.

As a result of concerns about the prospects for the music business and the availability of financing, in April 2008 the Board of Directors of the Company approved that management proceed with the sale of the U.S. and Canadian operations, which were actively being marketed as of May 3, 2008. On June 2, 2008, Handleman announced that it was exiting the music business in North America and that it had sold a portion of its U.S. inventory and its U.S. music business related to Wal-Mart Stores, Inc. (“Wal-Mart”) to Anderson Merchandisers L.P. (“Anderson”). Handleman also announced that it would work with its other non-Wal-Mart U.S. customers to achieve a smooth transition to other music suppliers by the end of August 2008. Further, Handleman reached an agreement in principle with Anderson for the sale of all of the inventory and fixed assets and all operations of its Canadian subsidiary, Handleman Canada, which closed in the second quarter of fiscal 2009.

In accordance with accounting guidance, the U.S. and Canadian operations have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. In addition, the U.S. and Canadian assets and liabilities have been classified as held for sale in the Company’s Consolidated Balance Sheets as of August 2, 2008 and May 3, 2008.

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

Handleman UK, in conjunction with its customer (ASDA), determined that their business relationship related to the greeting cards business would terminate in May 2008. Under this arrangement, which began in October 2006, Handleman UK provided the distribution and servicing of greeting cards to ASDA stores. The Company was unable to negotiate a fee arrangement with ASDA that would be sufficient to cover the operating costs related to that business. See Note 6 of Notes to Consolidated Financial Statements for additional information related to the termination of the ASDA greeting cards arrangement.

Handleman UK began providing distribution, replenishment and store merchandising services to Tesco in support of its entertainment business – specifically music, video and video games in the first quarter of fiscal 2008. Under the arrangement, Tesco retained ownership title to the inventory, which was housed in and distributed from a Handleman UK distribution facility. This arrangement was characterized as a fee-for-services model, whereby Handleman UK’s revenue was based upon fee per unit charges related to distribution services and hourly rate charges related to merchandising services provided by Handleman UK’s field sales organization.

Subsequently, in the first quarter of fiscal 2009, Handleman began actively marketing for sale certain Handleman UK assets, began negotiations and reached an agreement in principle to sell certain assets and operations of Handleman UK related to the Tesco business, and certain of the Company’s corporate intellectual properties to Tesco. The transaction was completed in the second quarter of fiscal 2009. Following its discontinuance of business with ASDA and Tesco, Handleman UK will have no on-going business operations and Handleman UK will be wound down as quickly as possible. As a result, the UK operations were included in discontinued operations in the first quarter of fiscal 2009. In addition, the UK assets and liabilities have been classified as held for sale in the Company’s Consolidated Balance Sheet as of August 2, 2008.

The video game operations are related to Crave Entertainment Group, Inc. (“Crave”). This segment generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is primarily shipped directly to individual stores. During the fourth quarter of fiscal 2008, Handleman retained an investment banking firm for the purpose of exploring a possible sale or other strategic options for Crave and began actively marketing Crave for sale in June 2008. As a result, the operations of Crave were included in discontinued operations during the first quarter of fiscal 2009. The Company recognized a loss of $16.3 million in the first quarter of fiscal 2009 related to the initial write down of Crave to its estimated fair value less estimated costs to sell. In addition, the Crave assets and liabilities have been classified as held for sale in the Company’s Consolidated Balance Sheet as of August 2, 2008.

The all other segment primarily represents REPS LLC (“REPS”). REPS predominately generates revenues from the in-store merchandising of home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. During the first quarter of fiscal 2009, the

Company retained an investment banking firm to explore a possible sale or other strategic initiatives related to REPS. During the second quarter of fiscal 2009, the Company began actively marketing REPS. There is a reasonable likelihood that upon the sale of REPS, a loss will be incurred because the carrying value of the entity may not be recovered.

Critical Accounting Estimates

The Company’s critical accounting estimates for the first quarter of fiscal 2009 are consistent with those included in its annual report on Form 10-K for the fiscal year ended May 3, 2008. See Note 2 of Notes to Consolidated Financial Statements in this Form 10-Q for a description of recent accounting pronouncements and the impact on the Company’s financial statements.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations, which primarily includes REPS and the Company’s corporate function, which has been significantly involved in the sale of the Company’s North American music and UK operations.

Consolidated revenues from continuing operations for the first quarter of fiscal 2009, which ended on August 2, 2008, were $3.5 million, compared to $3.7 million for the first quarter of fiscal 2008, which ended July 28, 2007. Revenues from continuing operations for the first quarters of fiscal 2009 and fiscal 2008 represented fee-for-services revenues generated by REPS.

Consolidated direct product costs as a percentage of revenues from continuing operations was 52.2% for the first quarter ended August 2, 2008, compared to 56.0% for the first quarter ended July 28, 2007.

Consolidated selling, general and administrative (“SG&A”) expenses from continuing operations were $22.3 million for the first quarter of fiscal 2009, compared to $21.8 million for the first quarter of fiscal 2008. Corporate SG&A expenses increased to $18.5 million in the first quarter ended August 2, 2008 from $17.4 million in the first quarter ended July 28, 2007. This increase was primarily related to increases in financing related fees of $3.9 million mainly due to early debt repayments and reductions in the Company’s credit facility, IT costs of $0.5 million related to certain termination fees associated with the wind down of the music business, and higher labor expense of $0.8 million mainly attributable to increases in severance and retention costs related to the Company’s decision to exit the music business. These increases were partially offset by reductions in consulting fees of $1.2 million, depreciation expense of $1.0 million, U.S. pension and SERP expenses of $0.8 million and other corporate expenses of $0.9 million related to the music business wind down and workforce reductions. REPS SG&A expenses decreased to $3.0 million in the first quarter ended August 2, 2008 from $3.6 million in the first quarter ended July 28, 2007. This decrease was primarily due to reductions in labor and travel expenses because REPS will no longer service the U.S. category management business as a result of the Company’s decision to exit the music business.

Loss before interest expense, investment income and income taxes (“operating loss”) for the first quarter of fiscal 2009 was $20.6 million, compared to an operating loss of $20.2 million for the first quarter of fiscal 2008.

Interest expense from continuing operations for the first quarter of fiscal 2009 decreased to $0.4 million from $0.9 million for the first quarter of fiscal 2008. However, interest expense for discontinued operations was $10.2 million for the first quarter of fiscal 2009, compared to $2.4 million for the first quarter of fiscal 2008. This increase in interest expense was primarily due to prepayment premiums associated with early debt repayments and reductions in the revolving credit facility commitment during the first quarter of fiscal 2009 in the amount of $8.7 million. There were no comparable fees in the first quarter of fiscal 2008.

Investment income for the first quarter of fiscal 2009 was $0.1 million, compared to income of $1.3 million for the first quarter of fiscal 2008. During the first quarter of 2008, the Company recorded investment income of $1.0 million related to a gain on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company has received total proceeds of $5.3 million and anticipates receiving additional proceeds of $0.4 million through September 2009, subject to general tax and indemnification claims.

An income tax benefit of $0.6 million was recorded in the first quarter of fiscal 2009, compared to an income tax benefit of $2.2 million recorded in the first quarter of the prior fiscal year. Income tax expense of $0.8 million was recorded in discontinued operations for the three months ended August 2, 2008, compared to income tax expense of $2.3 million for the comparable prior year period. The Company recorded a full valuation allowance as of August 2, 2008 against deferred tax assets for those tax jurisdictions in which it believes it is not more likely than not that the deferred taxes will be realized.

The Company had a net loss from continuing operations for the first three months of fiscal 2009 of $20.2 million, or $0.99 per diluted share, compared to a net loss from continuing operations of $17.6 million, or $.88 per diluted share, for the first three months of fiscal 2008.

Other

Accounts receivable at August 2, 2008 was $3.7 million, compared to $62.5 million at May 3, 2008. This decrease was mainly due to the reclassification of UK and Crave accounts receivable to “Assets held for sale” in the amount of $26.5 million resulting from the Company’s decisions to begin actively marketing these businesses in the first quarter of fiscal 2009. The accounts receivable balance at August 2, 2008 was also reduced due to collection efforts in the UK and Crave.

Merchandise inventories decreased to zero at August 2, 2008 from $29.4 million at May 3, 2008. This decrease was principally due to the reclassification of UK and Crave merchandise inventories to “Assets held for sale” in the amount of $24.4 million.

Other current assets decreased to $5.1 million at August 2, 2008 from $10.2 million at May 3, 2008. This decrease was principally due to the reclassification of UK and Crave other current assets to “Assets held for sale” in the amount of $4.5 million.

Property and equipment, net decreased to $9.2 million at August 2, 2008 from $28.9 million at May 3, 2008. This decrease was primarily due to Handleman UK and Crave assets being classified as “Assets held for sale” in the amount of $18.3 million.

Intangible assets, net decreased to $4.6 million at August 2, 2008 from $35.1 million at May 3, 2008. This decrease was due to the reclassification of Crave intangible assets to “Assets held for sale” in the amount of $30.5 million.

Accounts payable was $5.4 million at August 2, 2008, compared to $31.0 million at May 3, 2008. This decrease was primarily due to the reclassification of UK and Crave accounts payable to “Liabilities held for sale” in the amount of $10.8 million, and a reduction in UK accounts payable resulting from the Company’s decision to wind down the UK operation.

Accrued and other liabilities was $15.6 million at August 2, 2008, compared to $23.5 million at May 3, 2008. This decrease was primarily due to the reclassification of UK and Crave accrued and other liabilities to “Liabilities held for sale” in the amount of $5.1 million.

Liabilities held for sale totaled $50.7 million at August 2, 2008, compared to $62.3 million at May 3, 2008. See Note 4 of Notes to Consolidated Financial Statements for a detailed discussion related to this line item.

During the first quarter of fiscal 2009, the Company did not repurchase any shares of its common stock. As of August 2, 2008, the Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors. The credit agreements restrict the Company from repurchasing its common stock unless it achieves certain performance levels. At this time, the Company has no plans to resume stock repurchases. See Note 9 of Notes to Consolidated Financial Statements for additional information related to these credit agreements.

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

Liquidity and Capital Resources

On April 30, 2007, the Company secured two, five-year credit agreements with Silver Point Finance, LLC and General Electric Capital Corporation. On August 1, 2008, the Company repaid all obligations to, and terminated its credit agreement with, General Electric Capital Corporation. Company borrowings under its credit agreement are limited by the collateral value of certain assets less reserves with a maximum of $54.4 million as of August 2, 2008.

The collateral value of certain assets less reserves as of August 2, 2008 was $28.1 million. A borrowing base certificate, which details the value of collateral assets, is required daily from the Company to support all debt outstanding.

Subsequent to August 2, 2008, the Company entered into a Tenth Amendment to its credit agreement. The Tenth Amendment, among other provisions, waived an event of default that existed at August 2, 2008 and May 3, 2008, that related to the amount of capital expenditures, license advances, exclusive distribution advances and software development costs allowed during the period of January 1, 2008 to May 31, 2008. In addition, on September 16, 2008, the Company was in default of covenants that required the Company to have sold its Handleman UK Tesco related business and provide the lender with a historical and projected return on investment report for each title owned by Crave no later than September 15, 2008. The Company expects the lender will waive these events of default as part of an Eleventh Amendment to its credit agreement, which is expected to be completed within three business days from the filing of this Form 10-Q. See Note 9 of Notes to Consolidated Financial Statements for additional information related to the Company’s credit agreement.

The Company intends to sell its significant assets, which include Crave and REPS. If the Company is not able to complete these sales transactions by October 31, 2008, then the Company projects that it will not comply with an Eleventh Amendment covenant that requires a $70 million minimum asset coverage on and after October 31, 2008. The Company would seek to amend its credit agreement to prevent an event of default, but cannot make any assurances that its lender would agree to an amendment. The Company is also exploring alternative financing arrangements with a few prospective lenders. While some of the prospective lenders have expressed an interest, the discussions are still in their preliminary stages, and the Company cannot provide any assurances that it will be successful in obtaining suitable alternative financing.

As previously discussed, the Board of Directors of the Company approved, in the fourth quarter of fiscal 2008, the discontinuance of the music business in North America. In June 2008, the Company began the wind down of its U.S. music business. In September 2008, the Company sold its Canadian music business and UK Tesco related operations. Handleman believes that cash provided from operations and the sale of assets could provide sufficient liquidity to fund the Company’s day-to-day business activities provided the Company is able to sell its remaining assets within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s liquidity would be dependent upon further amendments to its credit agreement or securing alternative funding. If these actions are unsuccessful, then the Company’s ability to continue as a going concern could be in doubt.

The Company had borrowings of $11.8 million and $63.7 million outstanding as of August 2, 2008 and May 3, 2008, respectively, both of which were classified as current liabilities at each of these balance sheet dates. As of August 2, 2008, the Company had excess availability under its credit agreement to borrow an additional $16.3 million.

The Company expects it will need to fund working capital increases for Crave during the upcoming holiday season. To support this increase in working capital, the Company will need to secure alternative financing or negotiate an amendment with its current lender. If the Company is unsuccessful in securing financing for Crave during the upcoming holiday season, this could materially impact Crave’s operating performance.

Working capital at August 2, 2008 was $66.1 million, compared to $62.5 million at May 3, 2008. The working capital ratio was 1.8 to 1 and 1.3 to 1 at August 2, 2008 and May 3, 2008, respectively.

Net cash provided from operating activities for the three months ended August 2, 2008 was $39.2 million, compared to net cash provided from operating activities of $8.8 million for the same three-month period of last fiscal year. The increase in cash flows from operating activities was primarily related to year-over-year reductions in accounts receivable and inventory of $98.1 million and $20.6 million, respectively; these increases were partially offset by a higher year-over-year net loss of $28.8 million, from a year-over-year reduction in accounts payable of $59.5 million, and an increase in operating assets/liabilities of $11.7 million.

Net cash provided from investing activities was $16.2 million for the three months ended August 2, 2008, compared to net cash used by investing activities of $6.0 million for the three months ended July 28, 2007. This increase in cash provided from investing activities was mainly a result of cash proceeds of $19.6 million related to the sale of certain U.S. music inventory and Wal-Mart fixtures to Anderson and a year-over-year reduction in software development costs and acquired rights of $1.7 million.

Net cash used by financing activities was $54.5 million for the three months ended August 2, 2008, compared to net cash used by financing activities of $19.4 million for the comparable three-month period of last fiscal year. This increase in cash used by financing activities was predominately due to an increase of net debt repayments of $39.2 million. This net use of cash was offset, in part, by a year-over-year decline in financing related fees of $4.3 million.

The Company had no significant off-balance sheet arrangements as of August 2, 2008.

* * * * * * * * *

Information in this Form 10-Q contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, continuing to smoothly transition the North American music customers to other vendors, transitioning the UK operations to Tesco and successfully settling other UK assets and liabilities, maintaining adequate liquidity to finance the Crave operations and/or the ability to successfully sell and transition the Crave business, maintaining satisfactory working relationships with our lenders, customers and vendors, retaining key personnel, satisfactory resolution of any outstanding claims or claims which may arise, finding and capitalizing on opportunities to maximize the value of the Company’s non-music operations, and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company’s borrowings is based on variable rates. The Company’s objective in managing its exposure to interest rate fluctuations is to limit the impact of interest rate changes on earnings and cash flows by lowering its overall borrowings. In the past, the Company has occasionally utilized interest rate swaps to reduce risk, effectively converting a portion of its variable rate exposure to fixed interest rates. The Company had no such agreements in effect as of August 2, 2008.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of August 2, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has not made any changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the first fiscal quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 – The discussion of the Company’s future plans, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There are risks associated with forward looking statements. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Do not place undue reliance on forward-looking statements since actual results may vary significantly from forward-looking statements.

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

Further, if Handleman has to fund Crave’s operations during the period in which Crave purchases its inventory for the holiday sales season, then the impact on Handleman will be additional liquidity constraints. Handleman would most likely need to secure additional financing in order to fund Crave. In the event Handleman is unable to secure additional financing, then Handleman’s ability to continue as a going concern would become an issue.

Handleman cannot assure the successful sale of its remaining assets or that the sale of its assets will be at anticipated terms.

While Handleman is reasonably confident that it will be able to successfully sell its remaining assets, it cannot make any assurances that there will be a reasonable demand for these assets. With the decline in the music and video industries, Handleman faces risks that further declines of sales in its operating markets will hinder its ability to successfully sell its assets. Further, Handleman faces risk related to the pressures on the financial market. If these current conditions continue, a potential investor’s ability to secure funding to purchase assets may be constrained. This may limit the number of interested investors expressing an interest in purchasing Handleman’s assets and/or the price they are willing to pay.

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

While the transition of the North American music businesses have been successful to date, Handleman cannot assure that there will not be unanticipated complications related to the transition of the businesses. Handleman may be subject to claims filed by Wal-Mart and/or Anderson related to the sale of the business, settling of accounts receivable disputes regarding customer music returns, accounts payable disputes regarding vendor claims or other related party claims. Similarly, as Handleman transitions its other non-Wal-Mart U.S. music customers to other suppliers, Handleman may be subject to similar risks. These risks include potential accounts receivable disputes with Handleman’s former customers, accounts payable disputes with vendors and disputes with the music providers to which Handleman’s former customers are transitioned.

Further, Handleman faces certain risks related to the sale of its UK operations. While Handleman and Tesco have reached an agreement for the sale of the UK assets, which was consummated on September 16, 2008, it is possible that unanticipated disputes may arise in the future or Tesco may assert claims against Handleman pursuant to the purchase agreement. Handleman cannot make any assurances that the transaction will occur with terms that are favorable to Handleman. Further, as Handleman ceases its operations in the UK, Handleman must resolve payment issues related to its former ASDA greeting cards business.

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

Handleman Company has certain risks related to its U.S. pension plan. Handleman’s pension plan is at risk related to the current economic downturn. To the extent that Handleman’s pension plan has investments in volatile instruments, Handleman is at risk that its pension plan will be underfunded at any given time. Handleman is currently in the process of immunizing its pension plan thereby removing a significant portion of the economic risk. The plan will move to an 80% long-bond portfolio and 20% equity exposure from 60% equity exposure and a 40% long-bond portfolio. This significantly reduces asset/liability mismatch risk. While immunization would significantly reduce Handleman’s risk related to the fluctuating market, Handleman will still be subject to certain other risks. If Handleman elects to terminate its U.S. pension plan, Handleman faces the risk that the pension plan would be significantly underfunded. If the pension plan is underfunded, then Handleman would be required to contribute cash to meet the shortfall. If Handleman elects not to terminate the plan, but does not want to continue to actively fund the pension plan, then Handleman would be required to either find an interested investor willing to purchase the pension plan from Handleman, as part of, or independent of, another asset purchase (which such purchase likely would require the approval of the Pension Benefit Guaranty Corporation), or purchase a non-participating group annuity contract for all participants. If Handleman purchases a non-participating group annuity contract, Handleman would be required to pay a large amount of cash to do so. Handleman’s options, with the exception of purchasing a non-participating group annuity contract, increase Handleman’s regulatory risk that the Pension Benefit Guaranty Corporation (“PBGC”) may force the U.S. plan’s termination, which would require a large cash contribution to the plan.

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

Handleman’s ability to successfully sell the assets of the Company is partially dependent upon its ability to retain its remaining personnel. The retention of qualified personnel is difficult under the current circumstances. While Handleman has offered its critical employees retention and severance plans, there is no legal obligation that would require the employee to remain employed at Handleman. In the event critical employees decided to terminate their employee relationships with Handleman, Handleman would have to retain outside consultants to perform their duties or offer a premium salary in order to hire employees to work for the Company.

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

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The Company has not repurchased any shares of its common stock since the fourth quarter of fiscal 2006. Through that time, the Company had repurchased 2,044,000 shares or 63% of the shares authorized under the current share repurchase program. Pursuant to Handleman Company’s credit agreements as previously discussed and as described in Note 9 of Notes to Consolidated Financial Statements, the Company is prohibited from repurchasing its common stock.

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

HANDLEMAN COMPANY

DATE: September 16, 2008	BY:	/s/ A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: September 16, 2008	BY:	/s/ Rozanne Kokko
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)