Form 10-Q
period 2008-11-01
HANDLEMAN CO /MI/
filed 2008-12-23
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of December 5, 2008 was 20,535,421.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE PERIOD OCTOBER 5, 2008 TO NOVEMBER 1, 2008

(in thousands of dollars)

Shareholders’ Equity at October 4, 2008	$67,226
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(6,143)
Accrued costs of liquidation	(30,669)

Net Assets (liquidation basis) as of October 5, 2008	30,414

Net revenues incurred from October 5, 2008 to November 1, 2008	14,483
Net costs incurred from October 5, 2008 to November 1, 2008	(13,736)
Adjust assets and liabilities to fair value	(26,660)
Adjustment to accrued costs of liquidation	(1,229)

Net Assets (liquidation basis) as of November 1, 2008 (available to common shareholders)	$3,272

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF NET ASSETS AS OF NOVEMBER 1, 2008 (LIQUIDATION BASIS)

CONSOLIDATED BALANCE SHEET AS OF MAY 3, 2008 (GOING CONCERN BASIS)

(in thousands of dollars except share data)

	November 1, 2008 (Unaudited)	May 3, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,508	$1,043
Accounts receivable	29,656	62,479
Merchandise inventories	25,542	29,404
Other current assets	21,354	10,221
Assets held for sale	—	139,943

Total current assets	93,060	243,090

Property and equipment:
Land, buildings and improvements	—	13,885
Display fixtures	—	1
Computer hardware and software	—	21,641
Equipment, furniture and other	—	24,711

	—	60,238
Less accumulated depreciation	—	31,368

	—	28,870

Goodwill, net	—	6,903
Intangible assets, net	—	35,062
Other assets, net	—	14,779

Total assets	$93,060	$328,704

LIABILITIES
Current liabilities:
Debt	$—	$63,706
Accounts payable	37,687	31,023
Accrued and other liabilities	23,163	23,548
Accrued liquidation costs	28,938	—
Liabilities held for sale	—	62,298

Total current liabilities	89,788	180,575
Other liabilities	—	6,456
Commitments and contingencies (Note 10)	—	—

Total liabilities	89,788	187,031

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,518,000 and 20,464,000 shares issued and outstanding at November 1, 2008 and May 3, 2008, respectively	—	205
Additional paid-in capital	—	788
Accumulated other comprehensive income	—	17,099
Retained earnings	—	123,581

Total shareholders’ equity	—	141,673

Total liabilities and shareholders’ equity	$89,788	$328,704

Net assets (liquidation basis-available to common shareholders)	$3,272

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWO AND FIVE-MONTH PERIODS ENDED OCTOBER 4, 2008

AND THE THREE AND SIX-MONTH PERIODS ENDED OCTOBER 27, 2007

(GOING CONCERN BASIS, UNAUDITED)

(in thousands of dollars except per share data)

	For the Two Months Ended October 4, 2008	For the Three Months Ended October 27, 2007	For the Five Months Ended October 4, 2008	For the Six Months Ended October 27, 2007
Revenues	$—	$23	$20	$46

Costs and expenses:
Direct product costs	—	—	—	—
Selling, general and administrative expenses	(7,919)	(19,783)	(26,808)	(37,496)

Operating loss	(7,919)	(19,760)	(26,788)	(37,450)
Interest expense	(3,321)	(778)	(3,678)	(1,697)
Investment income (expense)	23	(3,331)	127	(2,070)

Loss before income taxes	(11,217)	(23,869)	(30,339)	(41,217)
Income tax benefit (expense)	97	(424)	699	1,212

Net loss from continuing operations	$(11,120)	$(24,293)	$(29,640)	$(40,005)

Discontinued operations (Note 4):
Income (loss) from operations of discontinued companies (including net loss on disposal of $13,304 and $24,478 for the two-month and five-month periods ended October 4, 2008, respectively)	11,900	8,839	(15,350)	8,522
Income tax expense	(5,013)	(423)	(5,788)	(2,110)

Net income (loss) from discontinued operations	$6,887	$8,416	$(21,138)	$6,412

Net loss	$(4,233)	$(15,877)	$(50,778)	$(33,593)

(Loss) income per share:
Continuing operations—basic	$(0.54)	$(1.19)	$(1.45)	$(1.97)

Continuing operations—diluted	$(0.54)	$(1.19)	$(1.45)	$(1.97)

Discontinued operations—basic	$0.33	$0.41	$(1.03)	$0.31

Discontinued operations—diluted	$0.33	$0.41	$(1.03)	$0.31

Net loss—basic	$(0.21)	$(0.78)	$(2.48)	$(1.66)

Net loss—diluted	$(0.21)	$(0.78)	$(2.48)	$(1.66)

Weighted average number of shares outstanding during the period:
Basic	20,498	20,359	20,472	20,286

Diluted	20,498	20,359	20,472	20,286

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008

(GOING CONCERN BASIS, UNAUDITED)

(in thousands of dollars)

	Five Months (22 weeks)
	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Employee Benefit Related	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
May 3, 2008	20,464	$205	$21,441	$(4,342)	$788	$123,581	$141,673
Net loss						(50,778)	(50,778)
Adjustment for foreign currency translation, net of tax of $(2,301)			(21,441)				(21,441)
Employee benefit plan related adjustment, net of tax of $1,208				(2,261)			(2,261)

Comprehensive loss, net of tax							(74,480)

Stock-based compensation:
Performance shares/units	67	—			(73)		(73)
Restricted stock and other	(21)	—			106		106

October 4, 2008	20,510	$205	$—	$(6,603)	$821	$72,803	$67,226

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008 and THE SIX-MONTH PERIOD ENDED OCTOBER 27, 2007

(GOING CONCERN BASIS, UNAUDITED)

(in thousands of dollars)

	For the Five Months Ended October 4, 2008	For the Six Months Ended October 27, 2007
Cash flows from operating activities:
Net loss	$(50,778)	$(33,593)

Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Depreciation	2,126	8,464
Amortization of definite-lived intangible assets	2,630	3,842
Recoupment of development costs/licensed rights	1,533	3,999
Amortization of financing related fees	5,581	1,587
Goodwill impairment adjustment	(1,294)	—
Net loss on disposal of subsidiary assets	24,478	—
Impairment of equity investment	—	3,454
Gain on sale of investment	—	(957)
Loss on disposal of property and equipment	88	886
Foreign currency translation adjustment	(15,598)	—
Unrealized investment income	—	(215)
Stock-based compensation	96	454
Retirement plans curtailment/settlement charges	—	260
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	120,714	(12,680)
Decrease (increase) in merchandise inventories	23,395	(34,090)
Increase in other operating assets	(6,801)	(11,444)
(Decrease) increase in accounts payable	(62,208)	55,389
(Decrease) increase in other operating liabilities	(1,396)	9,840

Total adjustments	93,344	28,789

Net cash provided from (used by) operating activities	42,566	(4,804)

Cash flows from investing activities:
Additions to property and equipment	(553)	(3,627)
Software development costs and acquired rights	(4,026)	(10,086)
Proceeds from sale of subsidiary assets	51,778	—
Adjustment of cash investment in Crave Entertainment Group	1,294	—
Proceeds from sale of investment	—	957
Proceeds from disposition of property and equipment	239	11

Net cash provided from (used by) investing activities	48,732	(12,745)

Cash flows from financing activities:
Issuances of debt	176,472	1,901,751
Repayments of debt	(240,178)	(1,894,220)
Financing related fees	(2,540)	(6,834)
Cash (payments) proceeds from stock-based compensation plans	(62)	120

Net cash (used by) provided from financing activities	(66,308)	817

Effect of exchange rate changes on cash	(2,423)	2,248
Net increase (decrease) in cash and cash equivalents	22,567	(14,484)
Cash and cash equivalents at beginning of period	1,043	18,457

Cash and cash equivalents at end of period	$23,610	$3,973

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations, which includes the Company’s corporate function only.

1.	Basis of Presentation

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company. Accordingly, the Company’s Board of Directors (“Board”) now have the right to determine when a certificate of dissolution should be filed with the state, which provides the Board the ability to assess whether suitable value can be attained for the Company’s assets. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders; the actual amount and timing of future liquidating distributions, if any, to shareholders, will depend upon a variety of factors, including, but not limited to, the disposal of the Crave Entertainment Group, Inc. (“Crave”) and REPS LLC (“REPS”) subsidiary companies, ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period. As a result of the Company’s shareholders’ approval of the Plan of Final Liquidation, the Company adopted the liquidation basis of accounting as of October 5, 2008, which was the beginning of the fiscal month closest to the shareholders’ approval date.

The consolidated financial statements for the period ending October 4, 2008 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 4, 2008, and the results of operations and changes in cash flows for the five months then ended on a going concern basis. The Consolidated Balance Sheet as of May 3, 2008 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 3, 2008, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Liquidation Accounting

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The transition from the going concern basis of accounting to the liquidation basis of accounting required management to make significant estimates and judgments. The recording of assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting required the Company to record the following adjustments as of October 5, 2008, the date of adoption of the liquidation basis of accounting (in thousands of dollars):

Adjust assets and liabilities	Amount
Prepaid pension adjustment	$3,248
Write down of real estate	1,435
Write down of other fixed assets	689
Prepaid assets adjustment	771

Total	$6,143

The adjustment of prepaid pension costs of $3,248,000 resulted from the write off of prepaid pension related balances in the United States (“U.S.”) and Canada, recorded under the going concern basis of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

The Company reduced the carrying value of its corporate headquarters by $1,435,000 to its liquidation value based on recent sales and current market conditions.

The adjustments of other fixed assets (computer software) and prepaid assets in the amounts of $689,000 and $771,000, respectively, were the result of these assets not having a net realizable value upon the Company’s adoption of liquidation accounting.

The Company was required to make significant estimates and exercise judgment in determining the accrued costs of liquidation at October 5, 2008. Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in liquidation (in thousands of dollars):

Accrued Costs of Liquidation	Amount
Pension costs	$11,508
Outside services	6,701
Contractual commitments	4,699
Payroll related costs	4,216
Other	3,545

Total	$30,669

The Company has a qualified defined benefit pension plan that covers substantially all full-time U.S. employees. This pension plan is at risk related to the current economic downturn, which could result in the pension plan being underfunded at any given time. Handleman is evaluating options related to this plan; these options include (i) termination of the pension plan or (ii) purchasing a non-participating group annuity contract for all participants. Either of these alternatives could result in the pension plan being underfunded, which would require Handleman to contribute a significant amount of cash to meet the shortfall. The Company assumed that it will purchase a non-participating group annuity contract for all participants. The Company performed an actuarial valuation analysis assuming the plan would be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

terminated through the purchase of annuity contracts. This resulted in an estimated cost of $11,508,000 at October 5, 2008 and is included in the accrued costs of liquidation. The estimated cost to settle the pension plan as of November 1, 2008 ranged from $8.2 million to $15.0 million based on discount rates of 7.1% and 6.1%, respectively. The Company received an estimate of $12.0 million to settle the pension plan as of November 1, 2008 and adjusted the liability to this amount as the most likely amount within the range.

The Company reviewed all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The payroll and related expenses are principally expected to occur through July 2009 and all other expenses are expected to occur through December 2009.

The Company will continue to operate its Crave and REPS subsidiaries during the liquidation period. As a result, it will receive revenue and incur operating costs associated with these businesses. On a regular basis, the Company will evaluate its assumptions, judgments and estimates that can have a significant impact on the reported net assets in liquidation based on the most recent information available to management, and will make adjustments as required. Actual revenues, costs, proceeds from sales and other items may differ from the Company’s estimates, perhaps materially, which may reduce net assets available in liquidation to be distributed to shareholders.

The following table summarizes adjustments to fair value for the period October 5, 2008 through November 1, 2008 under the liquidation basis of accounting (in thousands of dollars):

Adjust assets and liabilities to fair value:	Amount
Loss on disposal of Crave subsidiary	$24,081
Loss on disposal of REPS subsidiary	1,960
Adjust real estate to fair value	619

Total	$26,660

The table below summarizes the losses recorded related to the carrying value of Crave during fiscal 2009 (in thousands of dollars):

	Going Concern Accounting			Liquidation Accounting
	Three Months Ended August 2, 2008	Two Months Ended October 4, 2008	Subtotal	October 5, 2008 to November 1, 2008
Loss on disposal of Crave	$16,349	$10,285	$26,634	$24,081

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company considered Crave held for sale and adjusted its carrying value at August 2, 2008 and October 4, 2008 under the going concern basis of accounting. The $16,349,000 loss recorded in the first quarter of fiscal 2009 was calculated based on estimated proceeds to be received upon sale based on an average of Letters of Intent received by the Company from prospective buyers. The $10,285,000 loss recorded in the second quarter (under the going concern basis accounting) was calculated using projected cash flows prepared by the Company. These losses were recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company recorded a loss of $24,081,000 on the carrying value of Crave in the second quarter of fiscal 2009, under the liquidation basis of accounting, based on a probability weighted average of updated Letters of Intent received by the Company from prospective buyers, as well as, the projected liquidation value of the entity should an entity sale not occur. The Company assumed a 90% probability of an entity sale and a 10% probability of an asset liquidation. In determining the projected liquidation value of Crave, the Company valued accounts receivable at 65% of carrying value, merchandise inventories at 50% of carrying value and accounts payable and accrued liabilities at 100% and 85% of settlement value, respectively.

The table below summarizes the losses recorded related to the carrying value of REPS during fiscal 2009 (in thousands of dollars):

	Going Concern Accounting	Liquidation Accounting
	Two Months Ended October 4, 2008	October 5, 2008 to November 1, 2008
Loss on disposal of REPS	$7,577	$1,960

In accordance with SFAS No. 144, the Company considered REPS held for sale and adjusted its carrying value at October 4, 2008 under the going concern basis of accounting. The $7,577,000 loss was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers. This loss was recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

The Company recorded a loss of $1,960,000 on the carrying value of REPS in the second quarter of fiscal 2009, under the liquidation basis of accounting, based on a probability weighted average of Expression of Interest Letters received by the Company from prospective buyers, as well as, the projected liquidation value of the entity should an entity sale not occur. The Company assumed a 75% probability of an entity sale and a 25% probability of asset liquidation. The Company determined that a liquidation value of REPS would approximate zero.

The Company recorded an additional adjustment to write down the carrying value of its corporate headquarters in the amount of $619,000 under the liquidation basis of accounting. This additional write down was mainly driven by further deterioration of financial market conditions in the month of October 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	New Accounting Pronouncements

SFAS No. 157

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued by the Financial Accounting Standards Board (“FASB”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, this pronouncement does not require any new fair value measurements. The effective date for SFAS No. 157 has been delayed by the FASB for nonfinancial assets and nonfinancial liabilities; the Company will adopt this portion of the Statement for the fiscal year beginning May 3, 2009. SFAS No. 157 was effective for the Company for the fiscal year beginning May 4, 2008 for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis and did not have a significant impact on the Company’s consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses will be reported in earnings at each reporting date. The cumulative effect of re-measuring such instruments to fair value at adoption is accounted for as an adjustment to the beginning balance of retained earnings. SFAS No. 159 was effective for the Company’s fiscal year beginning May 4, 2008 and did not have a significant impact on the Company’s consolidated financial statements.

3.	Financial Position

The Company incurred losses of $96.8 million and $53.4 million in the fiscal years ended May 3, 2008 (“fiscal 2008”) and April 28, 2007 (“fiscal 2007”), respectively. Industry wide music sales have been declining at double-digit rates over the past few years, impacted by digital distribution, downloading and piracy. As a result, many mass retailers have reduced the amount of floor space dedicated to physical music product. The Company implemented cost cutting initiatives during fiscal years 2008 and 2007 in response to these waning music sales, but was unable to return to profitability. The Company determined that there were not enough further cost reduction opportunities to offset margin reductions from the continuing decline in sales volumes. On June 2, 2008, the Company announced its decision to exit the music business in North America, which was approved by the Company’s Board of Directors in April 2008. The Company’s decision to exit the music business in North America was further impacted by reluctance from its customers to maintain relationships with multiple music distributors in a declining market, uncertainty whether vendor terms would allow the Company to service its customers during the calendar 2008 holiday season and uncertainty whether the Company’s credit agreements would provide sufficient liquidity to fund operations through fiscal 2009. Concurrent with this announcement, the Company sold its United States music business on June 2, 2008. Subsequently, on September 2, 2008, the Company sold its Canadian music operations.

During the first quarter of fiscal 2009, the Company also entered into an agreement in principle to sell certain assets and operations related to Handleman United Kingdom (“Handleman UK”), began actively marketing Crave and exploring opportunities related to the REPS business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets (which consist primarily of Crave, REPS and the Company’s corporate headquarters in Troy, Michigan) at anticipated selling prices and within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s ability to settle its liabilities and obligations in full while incurring necessary wind down costs would be in doubt.

Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring.

Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders.

Plan of Liquidation

The Company filed a definitive proxy statement with the Securities and Exchange Commission in connection with its proposed Plan of Final Liquidation and dissolution of the Company on September 2, 2008. At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved the Plan of Final Liquidation. Accordingly, the Company’s Board of Directors now have the right to determine when a certificate of dissolution should be filed with the state, which provides the Board the ability to assess whether suitable value can be attained for the Company’s assets. As a result, the Company adopted liquidation accounting as of October 5, 2008, whereby assets and liabilities are stated at liquidation value. See Note 1 of Notes to Consolidated Financial Statements for additional information related to liquidation accounting. This change in accounting methodology resulted in material adjustments.

Settlement of and Amendments to Debt Agreements

In the second quarter of fiscal 2009, the Company entered into Tenth and Eleventh Amendments to its credit agreement, repaid all of its obligations to, and terminated its secured credit agreements with its lender. See Note 9 of Notes to Consolidated Financial Statements for detailed discussions of these amendments.

4.	Disposal of Long-Lived Assets

Assets Held for Sale

Music Business in North America

During the fourth quarter of fiscal 2008, management committed to a plan that was approved by the Company’s Board of Directors in April 2008, to exit the North American music category management and distribution operations, and entered into negotiations with Anderson Merchandisers L.P. (“Anderson”) for the sale of certain U.S. and Canadian assets and operations. The Company began classifying the assets and liabilities of its U.S. and Canadian music operations as held for sale in its Consolidated Balance Sheet as of May 3, 2008, in accordance with the guidance provided in SFAS No. 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The price paid by Anderson for the initial purchase of U.S. music inventory was $10,783,000, which equaled Handleman’s supplier invoice cost. The price paid by Anderson for the purchase of the Wal-Mart retail display fixtures was $3,629,000, which equaled the net book value of the fixtures as of June 2, 2008. Anderson also paid Handleman $175,000 for transition related services and $5,000,000 as compensation for costs related to handling, packaging, shipping, warehousing, billing and management costs incurred by Handleman in connection with the closing. The Anderson APA related to the U.S. sale of assets resulted in a gain on the sale of $5,124,000 and generated net cash proceeds of $19,536,000 during the first quarter of fiscal 2009. The gain on the sale was recognized in the first quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statements of Operations; all of the proceeds from the U.S. sale were used to pay Handleman’s lenders and reduce outstanding loan balances.

Also, in accordance with the APA, an additional inventory purchase by Anderson occurred in early September 2008. The additional U.S. inventory purchase by Anderson totaled $1,255,000. This was the final purchase of U.S. music inventory by Anderson. The proceeds were received during the second quarter of fiscal 2009 and were used to pay Handleman’s lenders and reduce outstanding loan balances.

In July 2008, the Company signed a definitive agreement with Anderson to sell all of the music inventory, fixed assets and operations of its Canadian subsidiary, inclusive of customer relationships. This sale was completed on September 2, 2008. Anderson paid Handleman Canada $10,800,000 for the music inventory, $2,738,000 for the net book value of fixed assets, $10,000 for prepaid expenses, plus $1,000,000, less $1,753,000 in assumed liabilities. The total net proceeds of $12,602,000 were received in the second quarter of fiscal 2009, less $750,000, which is being held in escrow for certain representations and warranties. The sale of this Canadian subsidiary resulted in a gain of $419,000 in the second quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statements of Operations. The net cash proceeds received at closing were used to pay Canadian trade accounts payable and reduce outstanding loan balances.

Anderson also agreed to pay the Company a $4,000,000 incentive fee if Handleman identified, sold or transitioned to Anderson any other Handleman business that adds value to the U.S. music transaction. The sale of the Canadian subsidiary on September 2, 2008 fulfilled this incentive requirement. The $4,000,000 incentive fee was received during the second quarter of fiscal 2009 upon completion of the Canadian sale and was included in discontinued operations in the Company’s Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Handleman United Kingdom

Handleman UK began providing distribution, replenishment and store merchandising services to Tesco Stores Limited (“Tesco”) in support of its entertainment businesses – specifically music, video and video games – at the beginning of fiscal 2008. Under this arrangement, Tesco retained title to the inventory, which was housed in and distributed from a Handleman UK distribution facility. During the first quarter of fiscal 2009, the Company began actively marketing the Tesco related assets of Handleman UK by initiating conversations with Tesco and reached an agreement in principle with Tesco to sell certain assets and assume all of the operations related to the Tesco category management and distribution operations, as well as to transfer certain of the Company’s intellectual properties to Tesco. The Handleman UK operations have been reclassified to discontinued operations in the Company’s Statements of Operations for all periods presented in accordance with the guidance provided in SFAS No. 144.

The sale to Tesco was completed on September 16, 2008. The purchase price paid by Tesco was $16,687,000 for all of the fixed assets located in the Tesco-dedicated distribution center, certain licensed assets, proprietary computer software held by the Company’s corporate subsidiary, certain business contracts, leased assets and motor vehicles. The sale of assets to Tesco resulted in a gain of $188,000 in the second quarter of fiscal 2009, which was recorded in discontinued operations in the Company’s Consolidated Statements of Operations. The proceeds from this sale were also received in the second quarter of fiscal 2009 and were used to pay UK trade accounts payable, reduce outstanding loan balances and provide cash for operations. At the time of this sale all related assets and services of Handleman UK were transitioned to Tesco. Following its discontinuance of business with Tesco, Handleman UK has no on-going operations other than winding down its former business relationship with ASDA as discussed in Notes 5 and 6 of Notes to Consolidated Financial Statements. Thereafter, Handleman UK plans to undergo a members voluntary liquidation, which is a formal process by which solvent companies wind down their operations in the UK.

Crave Entertainment

During the fourth quarter of fiscal 2008, the Company announced that it retained the investment banking firm of W.Y. Campbell & Company for the purpose of exploring possible strategic options for Crave. An Offering Memorandum for Crave was completed in June 2008 and the Company decided, upon Board approval, to begin actively marketing Crave for sale at that time. The Crave operations have been reclassified to discontinued operations in the Company’s Statements of Operations for all periods presented in accordance with the guidance provided in SFAS No. 144. See Note 1 of Notes to Consolidated Financial Statements for a more detailed discussion on the losses recorded related to the carrying value of Crave.

REPS LLC

In July 2008, the Company retained the investment banking firm of W.Y. Campbell & Company to explore strategic options for REPS. An Offering Memorandum for REPS was completed late in the first quarter of fiscal 2009, and the Company began actively marketing REPS for sale early in the second quarter of fiscal 2009. The REPS operations have been reclassified to discontinued operations in the Company’s Statements of Operations for all periods presented, in accordance with SFAS No. 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

See Note 1 of Notes to Consolidated Financial Statements for a more detailed discussion on the losses recorded related to the carrying value of REPS.

The U.S., Canadian and Handleman UK music operations were previously included in the category management and distribution operations reporting segment, whereas Crave and REPS were previously included in the video game operations and all other reporting segments, respectively. All of the assets and liabilities classified as held for sale in the Company’s Consolidated Balance Sheet as of May 3, 2008 were in the category management and distribution operations reporting segment.

Discontinued Operations

The results of operations for the U.S., Canada and Handleman UK music category management and distribution businesses, as well as Crave and REPS, are reported in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented in accordance with the guidance in SFAS No. 144. After completion of these sales transactions and the wind down of the remaining business activities, the operations and cash flows of these business units will be eliminated from the ongoing operations of the Company, and the Company will not have any continuing involvement in the operations of these businesses.

Upon completion of the U.S. asset purchase agreement on June 2, 2008, the buyer assumed all category management and distribution operations related to the Company’s U.S. music business with Wal-Mart. The Company’s remaining non-Wal-Mart category management and distribution customers were substantially transitioned to other suppliers by the end of August 2008. Upon completion of the Canadian and Handleman UK asset purchase agreements, all of their music category management and distribution operations were transitioned to the buyers in the second quarter of fiscal 2009. As a result, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Company recorded foreign currency translation gains of $4,321,000 and $11,320,000 related to the Canadian and UK operations, respectively, offset in part by a foreign currency translation loss of $43,000 related to other foreign operations, resulting from the substantial liquidation of the investments in these businesses. These amounts were recorded in discontinued operations in the Company’s Consolidated Statements of Operations in the second quarter of fiscal 2009 under going concern accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the discontinued operations included in the Company’s Consolidated Statements of Operations, by segment, for the two and five months ended October 4, 2008 and the three and six months ended October 27, 2007 (in thousands of dollars):

	Two Months Ended October 4, 2008			Three Months Ended October 27, 2007
	Category Management and Distribution Operations	Video Game Operations	All Other	Category Management and Distribution Operations	Video Game Operations	All Other
Revenues	$21,510	$42,923	$1,694	$246,711	$65,253	$3,542
Pre-tax income (loss) from operations, excluding net loss on disposal for the two months ended October 4, 2008	22,909	3,801	(1,506)	10,348	1,365	(2,874)

	Five Months Ended October 4, 2008			Six Months Ended October 27, 2007
Revenues	$117,895	$89,561	$5,207	$472,277	$110,172	$7,218
Pre-tax income (loss) from operations, excluding net loss on disposal for the five months ended October 4, 2008	8,475	3,866	(3,213)	13,596	304	$(5,378)

5.	Exit Costs and Other Charges

Music Business in North America

Under the going concern basis of accounting, the Company incurred one-time costs related to its decision to exit the music business in North America. These costs were recorded in accordance with the guidance provided in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs to be incurred after October 4, 2008 have been estimated and included in the accrued cost of liquidation under the liquidation method of accounting.

The following table summarizes one-time costs incurred in the first five months of fiscal 2009 related to the exiting of the music business in North America, which have been recorded in discontinued operations in the Company’s Consolidated Statements of Operations (in thousands of dollars):

	Five Months Ended October 4, 2008
	Severance/ Retention Costs	Contract Termination Costs	Other Costs
Balance as of May 3, 2008	$—	$—	$—
Expensed during the period	8,099	1,370	268
Cash paid during the period	(3,737)	(1,370)	(268)

Balance as of October 4, 2008	$4,362	$—	$—

Total amount expected to be incurred	$8,843	$4,494	$663
Cumulative amount incurred to date	$8,099	$1,370	$268

In addition to the one-time costs identified above, the Company recorded an inventory markdown in the amount of $2,760,000 during the first quarter of fiscal 2009, representing the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

best estimate of the adjustment necessary to write down inventory to net realizable value. This inventory is recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

Handleman United Kingdom

The Company has incurred one-time costs related to the sale of the Tesco business (which was completed in the second quarter of fiscal 2009) and the wind down of the remaining UK operations. In the first five months of fiscal 2009, the Company incurred legal fees of $445,000 related to the wind down of the UK business.

In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” because there is a mutual understanding between the employee and the company. A substantial majority of the employees in Handleman UK transitioned with the operations to Tesco upon closing of the asset purchase agreement in the second quarter of fiscal 2009. The Company recorded severance costs of $364,000 in the first five months of fiscal 2009 for the employees discharged related to the wind down of the remaining UK operations. These costs were charged to discontinued operations in the Company’s Consolidated Statements of Operations. Costs to be incurred after October 4, 2008 to wind down the Handleman UK business have been estimated and included in the accrued cost of liquidation under the liquidation method of accounting.

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

The following table summarizes one-time costs incurred in the first five months of fiscal 2009 and since the third quarter of fiscal 2008 when the decision was made to exit the ASDA greeting cards business in the UK; these costs have been recorded in discontinued operations in the Company’s Consolidated Statements of Operations (in thousands of dollars):

	Five Months Ended October 4, 2008	Incurred Prior to Fiscal 2009	Total Costs Incurred
Merchandise penalties and inventory shrinkage	$—	$247	$247
Vehicle termination fees	—	176	176

	$—	$423	$423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In the greeting cards business model, Handleman UK did not own the greeting cards product until the product was shipped from its facility. Accordingly, no inventory markdown to liquidation value was required. In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. The Company transitioned certain employees to other UK activities and recorded severance costs for the remainder of the employees discharged related to the termination of this greeting cards business. Severance costs of $61,000 have been recorded in the first five months of fiscal 2009 related to the termination of the greeting cards business. These costs were charged to discontinued operations in the Company’s Consolidated Statements of Operations.

The one-time costs related to the termination of the greeting cards business are complete and no additional costs related to the termination will be incurred in the remainder of fiscal 2009. The Company has terminated its relationship with ASDA and executed a mutual release.

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

The Company completed the liquidation of the remaining inventory in the first quarter of fiscal 2009. No charges related to the termination of the music arrangement with ASDA were incurred in the first five months of fiscal 2009. The Company has terminated its relationship with ASDA and executed a mutual release.

7.	Other Current Assets

The Other current assets line item in the Company’s Consolidated Statement of Net Assets as of November 1, 2008 consisted of property and equipment, net of $6.8 million, prepaid inventory deposits of $6.1 million, a letter of credit of $3.1 million, customer relationship intangibles of $1.0 million, taxes receivable of $1.6 million, deferred tax assets of $0.7 million, trademark/license intangibles of $0.4 million and other various current assets of $1.7 million.

8.	Intangible Assets

Intangible Assets

Intangible assets as of May 3, 2008 related to REPS and Crave. The Company performed annual impairment analyses in the fourth quarter, or as business conditions warranted a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusted, as necessary, the value of its intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information relates to intangible assets subject to amortization as of May 3, 2008 (in thousands of dollars):

	May 3, 2008
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization
Trademarks	$7,900	$3,550
Customer relationships	28,100	12,350
Non-compete agreements	4,770	3,466
Software development costs and distribution/license advances	35,522	21,864

Total	$76,292	$41,230

	May 3, 2008
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period
Trademarks	$4,350	180 mos.
Customer relationships	15,750	227 mos.
Non-compete agreements	1,304	37 mos.
Software development costs and distribution/license advances	13,658	18 mos.

Total	$35,062	113 mos.

9.	Debt

As of November 1, 2008 Handleman Company had no outstanding debt and had repaid all its obligations to, and terminated its secured credit agreements with, Silver Point Finance and General Electric Capital Corporation. The credit agreement with Silver Point Finance was terminated as of October 31, 2008 and the credit agreement with General Electric Capital Corporation was terminated as of August 1, 2008 (prior to the end of the Company’s first quarter of fiscal year 2009). As a result of reductions in the size of the Company’s credit facility and ensuing termination, the Company accelerated the write-off of financing related fees in accordance with Emerging Issues Task Force (“EITF”) 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving-Debt Arrangements,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” During the two and five months ended October 4, 2008, financing related fees expensed were $0.9 million and $5.6 million, respectively, compared to $0.9 million and $1.6 million, respectively for the second quarter and first six months of fiscal year 2008.

On November 1, 2008 the Company had no outstanding debt compared to borrowings of $63.7 million as of May 3, 2008. Total interest expense, from both continuing and discontinued operations for the two and five months ended October 4, 2008 were $4.7 million and $15.2 million, respectively, compared to $3.0 and $6.0 million for the three and six months ended October 27, 2007, respectively. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated a portion of its interest expense related to its debt agreements from continuing operations to discontinued operations for fiscal years 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Amendments to Credit Agreement During the Company’s Second Quarter of Fiscal Year 2009

On August 6, 2008, the Company entered into a Tenth Amendment to its credit agreement with Silver Point. This amendment removed General Electric Capital Corporation from the credit agreement (effective August 1, 2008); reduced the revolving credit commitment to $20.0 million effective August 6, 2008, $15.0 million on August 30, 2008 and $10.0 million on October 4, 2008; changed the minimum asset coverage covenant to the greater of outstanding debt or $22.5 million (or $20.0 million commencing on September 15, 2008, if Tesco business has been sold by such date) and $70.0 million on and after October 31, 2008; required the Company to have sold its Tesco business by September 15, 2008; and waived certain events of default (failure to (i) comply with a $4.0 million limit on consolidated capital expenditures, license advances, exclusive distribution advances and software development cost from the period of January 1, 2008 through May 31, 2008 because the Company was in default of this covenant as of May 2, 2008; and (ii) to deliver the Company’s April, May and June 2008 financial reporting packages by the specified due dates).

On September 16, 2008, the Company received lender consent for the Handleman UK sale transaction. As a condition of the consent, the lender required the Company enter into an Eleventh Amendment to its credit agreement. This amendment waived the events of default that required the Company to (i) have sold its Handleman UK Tesco related business by September 15, 2008 and (ii) provide the lender with a historical and projected return on investment report for each title owned by Crave no later than September 15, 2008. The Eleventh Amendment also changed the minimum asset coverage covenant to $22.5 million through October 30, 2008 and $70.0 million on and after October 31, 2008, required the establishment of a blocked cash account in the United Kingdom, and required Handleman to maintain at least $3.0 million in a tri-party blocked deposit account that provided the lender with a perfected first-priority lien, sole dominion and control over such account in the United States.

10.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2007, the Company’s Board approved amendments to freeze the Canadian and U.S. pension plans, respectively. In addition, the Company had two non-qualified defined benefit plans, U. S. and Canadian Supplemental Executive Retirement Plans (“SERP”), which covered select employees. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the Canadian and U.S. SERPs, respectively.

During the third quarter of fiscal 2008, the Company made lump sum payments to certain U.S. SERP executive and non-executive participants from the U.S. SERP Rabbi Trust. These payments represented final distribution of the plan assets and the U.S. SERP was no longer in existence at the end of January 2008. During the first quarter of fiscal 2008, the Company paid $495,000 in lump sum payments to certain non-executive active and terminated employees from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $260,000 was recorded in the first quarter of fiscal 2008. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company calculated the settlement losses and remeasured the plan assets and benefit obligations resulting from the lump sum payments to the plan participants. As a result of remeasurement, the Company recorded an increase of $101,000 to the unfunded status of the U.S. SERP in the first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

quarter of fiscal 2008. The Company also paid $341,000 in lump sum payments to all participants in the Canadian SERP during the fourth quarter of fiscal 2008. These payments represented a complete distribution of the Canadian SERP and the SERP was no longer in existence at May 3, 2008.

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

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Two Months Ended October 4, 2008	Three Months Ended October 27, 2007	Two Months Ended October 4, 2008	Three Months Ended October 27, 2007
Service cost	$—	$116	$—	$6
Interest cost	1,440	885	—	74
Expected return on plan assets	(1,566)	(893)	—	—
Amortization of unrecognized prior service cost, actuarial loss and other	10	25	—	9

Net periodic benefit cost	$(116)	$133	$—	$89

	Pension Plans		SERPs
	Five Months Ended October 4, 2008	Six Months Ended October 27, 2007	Five Months Ended October 4, 2008	Six Months Ended October 27, 2008
Service cost	$—	$206	$—	$9
Interest cost	1,440	1,747	—	147
Expected return on plan assets	(1,566)	(1,762)	—	—
Amortization of unrecognized prior service cost, actuarial loss and other	10	45	—	15
Settlement/curtailment loss	—	—	—	260

Net periodic benefit cost	$(116)	$236	$—	$431

During the second quarter fiscal 2009 there were no contributions to the Canadian pension plan and during the first five months there were contributions of $161,000. Contributions to the Canadian pension plan for the remainder of fiscal 2009 will not be determined until the plan’s termination is approved by the Financial Services Commission of Ontario and the assets are distributed. There were no contributions made to the U.S. pension plan during the first five months of fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. Management identified 53 key employees for the KERP based on (i) a high risk of the employee terminating his/her employment relationship with Handleman; (ii) the employee being critical to Handleman’s success; (iii) the employee’s job performance rating of “good” or better; (iv) the difficulty for management to replace the knowledge, skills and abilities the employee provides Handleman; and (v) the impact suffered by Handleman as a result of the employee terminating his/her employment relationship with Handleman exceeding the cost of retaining the employee. Management determined each employee’s total KERP potential payout by taking a percentage, ranging from 20% to 75%, of the employee’s base salary as of May 22, 2007. The key employees received 25% of the total payout if the employee was employed by Handleman up to and on December 15, 2007. On December 17, 2007, $764,000 was paid out to eligible employees. During the first quarter of fiscal 2009, the KERP program was discontinued for a majority of the originally identified employees. The nine employees who remain covered by this program are due to receive the final pay out if they remain employed by the Company, with payments being made if certain milestones are achieved, but no later than March 15, 2009. The cost associated with the final KERP installment payment to these remaining key employees is expected to total $223,000. The Company is accruing this liability over the vesting period with the related expense included in discontinued operations in the Company’s Consolidated Statements of Operations.

The Company had approximately $3,051,000 in a standby letter of credit primarily associated with the requirement to fund certain expenditures related to workers compensation benefits as of November 1, 2008.

The Company had tax indemnification agreements with Anchor Bay Entertainment and Madacy Entertainment as a result of the sale of those business units in fiscal 2004 and fiscal 2003, respectively. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

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

12.	Comprehensive Loss

Comprehensive loss is summarized as follows (in thousands of dollars):

	Two Months Ended October 4, 2008	Three Months Ended October 27, 2007	Five Months Ended October 4, 2008	Six Months Ended October 27, 2007
Net loss	$(4,233)	$(15,877)	$(50,778)	$(33,593)
Changes in:
Foreign currency translation adjustments, net of tax	(21,255)	1,706	(21,441)	4,094
Employee benefit related, adjustments, net of tax	(2,261)	—	(2,261)	(194)

Total comprehensive loss, net of tax	$(27,749)	$(14,171)	$(74,480)	$(29,693)

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheet as of May 3, 2008 (in thousands of dollars):

May 3, 2008
Foreign currency translation adjustments	$21,441
Employee benefit plan related adjustments	(4,342)

Total accumulated other comprehensive income	$17,099

13.	Segment Information

Prior to the liquidation of assets, the reportable segments of the Company were category management and distribution operations, video game operations and all other as determined using the guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Within the category management and distribution operations business segment, the Company’s revenues were categorized as follows: (i) Category Management Revenues – sales to customers who received the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services included assortment management utilizing the Company’s category management systems and processes, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who received only certain category management services with the purchase of Handleman-owned greeting cards, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements, the customer did not purchase tangible product from Handleman Company. As a result of the Company’s decision in the fourth quarter of fiscal 2008 to exit the music business in North America and the decision in the first quarter of fiscal 2009 to sell the Handleman UK operations, the U.S., Canadian and UK operations have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented.

The U.S. and Canadian assets and liabilities were classified as held for sale in the Company’s Consolidated Balance Sheet as of May 3, 2008.

Within the video game operations business segment, the Company generates revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product is shipped directly to individual stores. As a result of the Company’s decision in the first quarter of fiscal 2009 to begin marketing Crave for sale, the Crave operations have been classified as discontinued operations for all periods presented.

The all other segment primarily represented the Company’s REPS LLC operating segment. REPS provides in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. As a result of the Company’s decision in the second quarter of fiscal 2009 to begin marketing REPS for sale, the REPS operations have been classified as discontinued operations for all periods presented.

Because the operations of all the reporting segments are now categorized as discontinued operations, the disclosure of reportable segment information is no longer meaningful and has been excluded for all periods presented. The Company continues to include the corporate function in continuing operations in accordance with SFAS No. 144.

14.	Common Stock – Basic and Diluted Shares

A reconciliation of the weighted average shares used in the calculation of basic and diluted shares is as follows (in thousands):

	Two Months Ended October 4, 2008	Three Months Ended October 27, 2007	Five Months Ended October 4, 2008	Six Months Ended October 27, 2007
Weighted average shares during the period – basic	20,498	20,359	20,472	20,286
Additional shares from assumed exercise of stock-based compensation	—	—	—	—

Weighted average shares adjusted for assumed exercise of stock-based compensation – diluted	20,498	20,359	20,472	20,286

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares as a result of the net losses for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

In addition, income taxes are allocated between continuing operations, discontinued operations and other comprehensive income in accordance with paragraph 140 of SFAS No. 109, “Accounting for Income Taxes,” which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. SFAS No. 109 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. For the five-month period ended October 4, 2008, the Company reported a loss from continuing operations and a loss from discontinued operations. Pursuant to SFAS No. 109, paragraph 140, the Company allocated income taxes between continuing operations, discontinued operations and other comprehensive income.

An income tax benefit of $97,000 was recorded from continuing operations for the two months ended October 4, 2008, compared to income tax expense of $0.4 million recorded for the three months ended October 27, 2007. An income tax benefit of $0.7 million was recorded for the first five months of fiscal 2009, compared to an income tax benefit of $1.2 million for the first six months of the prior fiscal year.

Income tax expense of $5.0 million was recorded from discontinued operations for the two months ended October 4, 2008, compared to income tax expense of $0.4 million recorded for the three months ended October 27, 2007. Income tax expense of $5.8 million was recorded for the first five months of fiscal 2008, compared to income tax expense of $2.1 million for the first six months of the prior fiscal year.

The Company recorded a full valuation allowance as of October 4, 2008 against deferred tax assets for those tax jurisdictions in which it believes it is more likely than not that the deferred taxes will not be realized.

The Company’s estimates of tax implications related to the liquidation of the Company are subject to change. Accordingly, the amount of liability, if any, will be included in the Company’s financial statements as changes in estimates occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company recorded $1,589,000 of costs related to the APS agreement during the first five months of fiscal 2009. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations, and were related to labor and expenses. In addition, the Company had $239,000 and $484,000 accrued and included in “Accounts payable” in the Company’s Consolidated Statement of Net Assets as of November 1, 2008 and the Company’s Consolidated Balance Sheet as of May 3, 2008, respectively. In addition, the Company had prepaid $250,000 related to the CEO retainer, which is included in “Other current assets.” Costs to be incurred after October 4, 2008 have been estimated and included in the accrued cost of liquidation under the liquidation method of accounting. All invoices from AlixPartners to the Company are reviewed and approved by a member of the CEO Governing Committee prior to their payment.

Handleman Company

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2.

At the Company’s annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company. As a result of this approval, the Company adopted the liquidation basis of accounting as of October 5, 2008. This basis of accounting is considered when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are provided to the extent reasonably determinable.

Prior to the liquidation of assets, Handleman Company had the following reporting segments: category management and distribution operations, video game operations and all other. As a category manager and distributor of product, the Company created value for its customers by leveraging its core competencies of logistic services, field services and intellectual services. The Company predominately provided full category management services for prerecorded music product to leading retail chains in the United States (“U.S.”), United Kingdom (“UK”) and Canada.

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

and Canadian operations, which were actively being marketed as of May 3, 2008. On June 2, 2008, Handleman announced that it was exiting the music business in North America and that it had sold a portion of its U.S. inventory and its U.S. music business related to Wal-Mart Stores, Inc. (“Wal-Mart”) to Anderson Merchandisers L.P. (“Anderson”). Handleman also worked with its other non-Wal-Mart U.S. customers to achieve smooth transitions to other music suppliers. These transitions were completed by the end of August 2008. Further, Handleman reached an agreement in principle with Anderson for the sale of all of the inventory and fixed assets and all operations of its Canadian subsidiary, Handleman Canada, which closed in the second quarter of fiscal 2009.

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

Subsequently, in the first quarter of fiscal 2009, Handleman began actively marketing for sale certain Handleman UK assets, began negotiations and reached an agreement in principle to sell certain assets and operations of Handleman UK related to the Tesco business, and certain of the Company’s corporate intellectual properties to Tesco. The transaction was completed in the second quarter of fiscal 2009. Following its discontinuance of business with ASDA and Tesco, Handleman UK has no on-going business operations and Handleman UK will be wound down as quickly as possible. As a result, the Handleman UK operations have been classified as discontinued operations for all periods presented.

The video game operations are related to Crave Entertainment Group, Inc. (“Crave”). This segment generates revenues from the sale and distribution of Crave-owned video game hardware, software and accessories. Product is primarily shipped directly to individual stores. During the fourth quarter of fiscal 2008, Handleman retained an investment banking firm for the purpose of exploring a possible sale or other strategic options for Crave and began actively marketing Crave for sale in June 2008. As a result, the operations of Crave have been classified as discontinued operations for all periods presented. The Company recognized losses of $16.3 million and $10.3 million in the first and second quarters of fiscal 2009, respectively, under going concern accounting, and another $24.1 million under the liquidation basis of accounting, related to the write down of Crave to its estimated fair value less estimated costs to sell.

The all other segment primarily represents REPS LLC (“REPS”). REPS predominately generates revenues from the in-store merchandising of home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. During the first quarter of fiscal 2009, the Company retained an investment banking firm to explore a possible sale or other strategic initiatives related to REPS. During the second quarter of fiscal 2009, the Company began actively marketing REPS. As a result, the operations of REPS have been classified as discontinued operations for all periods presented beginning in the second quarter of fiscal 2009. The Company recognized a loss of $7.6 million in the second quarter of fiscal 2009, under going concern accounting, and another $2.0 million under the liquidation basis of accounting, related to the write down of REPS to its estimated fair value less estimated costs to sell.

Handleman believes that its decision to exit the music business was the best strategic decision for its shareholders. The Company believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets (which consist primarily of Crave, REPS and the Company’s corporate office building in Troy, Michigan) at anticipated selling prices and within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt.

Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders.

Critical Accounting Estimates

The Company’s critical accounting estimates under going concern accounting for the second quarter of fiscal 2009 are consistent with those included in its annual report on Form 10-K for the fiscal year ended May 3, 2008. See Note 1 of Notes to Consolidated Financial Statements in this Form 10-Q for a discussion of accounting estimates and judgments made under the liquidation basis of accounting related to accrued costs of liquidation and adjustments related to the carrying value of assets and liabilities.

Accrued Costs of Liquidation

Under the liquidation basis of accounting, accruals were made for the known costs to be incurred in liquidation, as follows (in thousands of dollars):

Accrued Costs of Liquidation	Amount
Pension costs	$11,508
Outside services	6,701
Contractual commitments	4,699
Payroll related costs	4,216
Miscellaneous	3,545

Total	$30,669

The Company will continue to receive income and incur operating costs, primarily from Crave and REPS, during the liquidation period. On a regular basis, the Company will evaluate its assumptions, judgments and estimates that can have a significant impact on the reported net assets in liquidation based on the most recent information available to management, and will make adjustments as required. Actual revenue and costs may differ from the Company’s estimates, perhaps materially, which may reduce net assets available in liquidation to be distributed to shareholders.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations, which primarily includes the Company’s corporate function.

Revenues for all periods presented in the Company’s Consolidated Statements of Operations are classified in discontinued operations because all operations of the Company have either ceased or are being marketed for sale.

Direct product costs for all periods presented in the Company’s Consolidated Statements of Operations are classified in discontinued operations because all operations of the Company have either ceased or are being marketed for sale.

Selling, general and administrative (“SG&A”) expenses was $7.9 million for the two months ended October 4, 2008, compared to $19.8 million for the second quarter of fiscal 2008. SG&A expenses for the first five months of this year were $26.8 million, compared to $37.5 million for the first six months of last year. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Loss before interest expense, investment income and income taxes (“operating loss”) for the two months ended October 4, 2008 was $7.9 million, compared to an operating loss of $19.8 million for the second quarter of fiscal 2008. Operating loss for the first five months of this year was $26.8 million, compared to a loss of $37.5 million for the first six months of last year. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Interest expense for the two months ended October 4, 2008 was $3.3 million, compared to $0.8 million for the second quarter of fiscal 2008. Interest expense was $3.7 million for the first five months of fiscal 2009, compared to $1.7 million for the first six months of last year. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Investment income for the two months ended October 4, 2008 was $23,000, compared to expense of $3.3 million for the second quarter of fiscal 2008. Investment income for the first five months of fiscal 2009 was $0.1 million, compared to expense of $2.1 million for the first six months of fiscal 2008. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

An income tax benefit of $97,000 was recorded for the two months ended October 4, 2008, compared to income tax expense of $0.4 million recorded in the second quarter of the prior fiscal year. Income tax benefit of $0.7 million was recorded for the five months ended October 4, 2008, compared to income tax benefit of $1.2 million for the comparable prior year period. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

The Company had a net loss from continuing operations for the two months ended October 4, 2008 of $11.1 million, or $0.54 per diluted share, compared to a net loss of $24.3 million, or $1.19 per diluted share, for the second quarter of fiscal 2008. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

The Company had a net loss from continuing operations for the first five months of fiscal 2009 of $29.6 million, or $1.45 per diluted share, compared to a net loss of $40.0 million, or $1.97 per diluted share, for the first six months of fiscal 2008. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Other

During the first quarter of fiscal 2009, the Company did not repurchase any shares of its common stock and has not repurchased shares since fiscal 2006. As of November 1, 2008, the Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors.

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

Liquidity and Capital Resources

As of November 1, 2008 Handleman Company had no outstanding debt and had repaid all its obligations to, and terminated its secured credit agreements with, Silver Point Finance and General Electric Capital Corporation. The credit agreement with Silver Point Finance was terminated as of October 31, 2008 and the credit agreement with General Electric Capital Corporation was terminated as of August 1, 2008 (prior to the end of the Company’s first quarter of fiscal year 2009). The Company entered into these agreements on April 30, 2007. Borrowings as of May 3, 2008 were $63.7 million.

During the second quarter of fiscal 2009, the Company entered into a Tenth Amendment to its credit agreement. The Tenth Amendment, among other provisions, waived an event of default that existed at November 1, 2008 and May 3, 2008, that related to the amount of capital expenditures, license advances, exclusive distribution advances and software development costs allowed during the period of January 1, 2008 to May 31, 2008. In addition, on September 16, 2008, the Company was in default of covenants that required the Company to have sold its Handleman UK Tesco related business and provide the lender with a historical and projected return on investment report for each title owned by Crave no later than September 15, 2008. The lender waived these events of default as part of an Eleventh Amendment to its credit agreement, which was also completed during the second quarter of fiscal 2009. See Note 9 of Notes to Consolidated Financial Statements for additional information related to the Company’s credit agreement.

On October 1, 2008, Handleman Company shareholders approved the Company’s Plan of Final Liquidation and dissolution. The Company intends to liquidate its remaining assets, which primarily consist of Crave, REPS and the Company’s corporate office building in Troy, Michigan. If the Company is not able to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, then the Company’s ability to settle its liabilities and obligations in full while incurring necessary wind down costs would be in doubt.

Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions to shareholders will depend upon a variety of factors, including, but not limited to, the disposal of the Crave and REPS business units and the corporate office building, the ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the period. The aggregate amount of distributions to shareholders is currently expected to be approximately $0.16 per share of common stock based on net assets as of November 1, 2008; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation and dissolution of the Company could vary significantly from current estimates and could even result in no excess cash available for distribution.

Included in net assets of $3.3 million as of November 1, 2008, was $16.5 million of cash, cash held in escrow, and cash equivalents. The net assets available to shareholders could change significantly if the

Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated. At November 1, 2008 there was cash held in escrow of $1.5 million in connection with the sale of certain assets of the Company’s Canadian and UK subsidiaries. Working capital as of May 3, 2008 was $62.5 million, of which $1.0 million was cash and cash equivalents.

At November 1, 2008, accounts receivable and merchandise inventories primarily relate to the Crave and REPS operations.

Net cash provided from operating activities for the period for the five months ended October 4, 2008 was $42.6 million. The net cash changes relating to operating activities was primarily related to the reduction in accounts receivable and merchandise inventories of $120.7 million and $23.4 million and a net loss on the sale of subsidiary assets of $24.5 million which were offset by a net operating loss of $50.8 million, a reduction in accounts payable of $62.2 million and foreign currency translation adjustment of $15.6 million.

Net cash provided from investing activities for the five months ended October 4, 2008 was $48.7 million, consisting primarily of cash proceeds of $19.5 million related to the sale of certain U.S. music inventory and Wal-Mart fixtures to Anderson, $15.9 million in proceeds related to the sale of Canadian music inventory and Wal-Mart Canada fixtures to Anderson and $16.4 million in proceeds related to the sale of fixed assets as part of the sale of the Tesco business. The Company also received $1.3 million in proceeds which was previously held in escrow at the time Handleman had purchased Crave in November 2005. This net cash was offset, in part, by the reduction in software and development costs and acquired rights of $4.0 million.

Net cash used by financing activities for the five months ended October 4, 2008 was $66.3 million. This increase in cash used by financing activities was predominately due to an increase of net debt repayments of $63.7 million as a result of the Company paying all outstanding debt under its credit facility and $2.5 million in financing related fees.

The Company had no significant off-balance sheet arrangements as of November 1, 2008.

* * * * * * * * *

Information in this Form 10-Q contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, successfully selling the Company’s Crave and REPS businesses for amounts reasonably consistent with the Company’s valuation of those assets, maintaining satisfactory working relationships with Crave and REPS customers and vendors, maintaining sufficient liquidity to fund day-to-day operations, retaining key personnel, satisfactory resolution of any outstanding claims or claims which may arise, finding and capitalizing on opportunities to maximize the value of the Company’s non-music operations, selling certain other Company’s assets in a timely manner, and other factors discussed in this document and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to risk resulting from interest rate fluctuations, as the Company has no debt or credit facility.

The Company is not subject to material foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars. Normally, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries.

The Company does not enter into market instruments for trading purposes. Handleman Company does not have any additional market risk from derivative instruments that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of November 1, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has not made any changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the second fiscal quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting .

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

Handleman cannot assure that it will have adequate cash to complete an orderly liquidation of the Company.

The Company believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets (which consist primarily of Crave, REPS and the Company’s corporate office building in Troy, Michigan) at anticipated selling prices and within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s ability to settle its liabilities and obligations in full while incurring necessary wind down costs would be in doubt.

Handleman cannot assure the successful sale of its remaining assets or that the sale of its assets will be at anticipated terms.

While Handleman is hopeful that it will be able to successfully sell its remaining assets, it cannot make any assurances that there will be a reasonable demand for these assets at what Handleman believes is a fair market value. With the decline in the video game industry and significant competition in the service industry, Handleman faces risks that a reduction in sales in its operating markets will hinder its ability to successfully sell its assets. Further, Handleman faces risk related to the significant pressures on the financial market both domestically and abroad. If these current conditions continue, a potential investor’s ability to secure funding to purchase assets may be constrained. This may limit the number of investors expressing an interest in purchasing Handleman’s assets and/or the price they are willing to pay.

Handleman is hopeful that sales of its remaining assets will be made on terms that are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which the Company may be able to sell these assets will depend largely on factors beyond the Company’s control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, public market perceptions and limitations on transferability of certain assets. In addition, the Company may not obtain as high a price for its illiquid assets as might have been obtained were the Company not seeking strategic alternatives for its various business operations.

Handleman cannot assure that there will not be any unanticipated complications in the transitions of its businesses.

While the transitions of the North American music businesses and Handleman’s UK operations have been successful to date, Handleman cannot assure that there will not be unanticipated complications related to the transition of the businesses. Handleman may be subject to claims filed by Wal-Mart, Anderson and/or Tesco related to the sale of the business, settling of accounts receivable disputes regarding customer music returns, accounts payable disputes regarding vendor claims or other related party claims. Similarly, Handleman may face similar risks with other non-Wal-Mart U.S. music customers. These risks include potential accounts receivable disputes with Handleman’s former customers, accounts payable disputes with vendors and disputes with the music providers to which Handleman’s former customers are transitioned.

The Company’s decision to exit the North American music businesses and its UK operations has resulted in the termination of employee relationships. Handleman is, therefore, subject to risk of employee lawsuits. While Handleman has made every effort to comply with laws related to these situations, there is a risk that an employee might assert that Handleman terminated his/her relationship in violation of certain laws, and that Handleman is required to pay the employee damages related to the employment termination. Even if Handleman were to prevail in such matters, Handleman would have to defend itself in matters related to employee rights and benefits.

Handleman must resolve matters related to its U.S. pension plan.

Handleman Company has certain risks related to its U.S. pension plan. Handleman’s pension plan is at risk related to the current economic downturn. To the extent that Handleman’s pension plan has investments in volatile instruments, Handleman is at risk that its pension plan will be underfunded at any given time. Handleman immunized its pension plan thereby removing a significant portion of the economic risk. The plan will move to an 80% long-bond portfolio and 20% equity exposure from 60% equity exposure and a 40% long-bond portfolio. This significantly reduces asset/liability mismatch risk. While immunization would significantly reduce Handleman’s risk related to the fluctuating market, Handleman will still be subject to certain other risks. If Handleman elects to terminate its U.S. pension plan, Handleman faces the risk that the pension plan would be significantly underfunded. If the pension plan is underfunded, then Handleman would be required to contribute cash to meet the shortfall. If Handleman elects not to terminate the plan, but does not want to continue to actively fund the pension plan, then Handleman would be required to purchase a non-participating group annuity contract for all participants. If Handleman purchases a non-participating group annuity contract, Handleman would be required to pay a large amount of cash to do so. Handleman’s options, with the exception of purchasing a non-participating group annuity contract, increase Handleman’s regulatory risk that the Pension Benefit Guaranty Corporation (“PBGC”) may force the U.S. plan’s termination, which would require a large cash contribution to the plan.

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

Handleman Company will eventually not have a business operation.

As Handleman Company pursues the sale and final liquidation of its assets, it will eventually not have a business operation and its principal asset may consist of its cash balances. As a result, Handleman may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Company’s Board of Directors will consider the appropriate application of the remaining cash balances, if any, including a distribution to shareholders after Handleman has settled all, or substantially all, of its obligations. Handleman cannot, however, provide any assurance that it will have any remaining cash to make such a distribution.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of Handleman Company was held on October 1, 2008. Four matters were voted at the Annual Meeting:

1)	The proposal to elect two nominees for Director: Eugene A. Miller and Adam D. Sexton for three-year terms expiring in 2011,

2)	The proposal to adopt the Plan of Final Liquidation,

3)	The proposal to adjourn the Annual Meeting at the discretion of the Board if there are not sufficient votes to approve the Plan of Final Liquidation, and

4)	The ratification of the appointment of Grant Thornton LLP as the Company’s registered independent public accounting firm for the fiscal year ending May 2, 2009.

Eugene A. Miller and Adam D. Sexton were elected for three-year terms expiring in 2011. The Plan of Final Liquidation was approved. Proposal 3 was not required based on Proposal 2 having received the required votes for approval and the appointment of Grant Thornton LLP as the Company’s registered independent public accounting firm was ratified.

Following are the results of the vote: Eugene A. Miller, 16,352,786 votes for, 1,630,362 votes withheld and Adam D. Sexton, 17,740,642 votes for, 242,506 votes withheld. Other directors, whose terms of office continued after the meeting are Elizabeth A. Chappell, James B. Nicholson, Lloyd E. Reuss and Ralph J. Szygenda. The Plan of Final Liquidation was approved with 11,769,562 votes for, 83,685 votes against and 96,544 votes abstained. The broker non-vote for the Plan of Final Liquidation was 6,033,357. The appointment of Grant Thornton LLP was ratified with 17,867,955 votes for, 93,315 votes against and 21,878 votes abstained.

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

HANDLEMAN COMPANY

DATE: December 22, 2008	BY:	/s/ A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: December 22, 2008	BY:	/s/ Rozanne Kokko
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)