Form 10-Q
period 2009-01-31
HANDLEMAN CO /MI/
filed 2009-03-13
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of March 6, 2009 was 20,533,597.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE PERIOD OCTOBER 5, 2008 TO JANUARY 31, 2009

(in thousands of dollars)

Shareholders’ Equity at October 4, 2008	$67,226
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(6,143)
Accrued liquidation costs	(30,669)

Net Assets (liquidation basis) as of October 5, 2008	30,414

Net revenues incurred from October 5, 2008 to November 1, 2008	14,483
Net costs incurred from October 5, 2008 to November 1, 2008	(14,475)
Adjust assets and liabilities to fair value	(26,660)
Adjustment to accrued liquidation costs	(490)

Net Assets (liquidation basis) as of November 1, 2008	3,272

Net revenues incurred from November 2, 2008 to January 31, 2009	63,746
Net costs incurred from November 2, 2008 to January 31, 2009	(63,919)
Adjust assets and liabilities to fair value	4,963
Adjustment to accrued liquidation costs	(4,999)

Net Assets (liquidation basis) as of January 31, 2009 (available to shareholders)	$3,063

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF NET ASSETS AS OF JANUARY 31, 2009 (LIQUIDATION BASIS)

CONSOLIDATED BALANCE SHEET AS OF MAY 3, 2008 (GOING CONCERN BASIS)

(in thousands of dollars except share data)

	January 31, 2009 (Unaudited)	May 3, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,428	$1,043
Accounts receivable	15,735	62,479
Merchandise inventories	5,131	29,404
Other current assets	13,221	10,221
Assets held for sale	—	139,943

Total current assets	52,515	243,090

Property and equipment:
Land, buildings and improvements	—	13,885
Display fixtures	—	1
Computer hardware and software	—	21,641
Equipment, furniture and other	—	24,711

	—	60,238
Less accumulated depreciation	—	31,368

	—	28,870

Goodwill, net	—	6,903
Intangible assets, net	—	35,062
Other assets, net	—	14,779

Total assets	$52,515	$328,704

LIABILITIES
Current liabilities:
Debt	$—	$63,706
Accounts payable	5,893	31,023
Accrued and other liabilities	15,102	23,548
Accrued liquidation costs	28,457	—
Liabilities held for sale	—	62,298

Total current liabilities	49,452	180,575
Other liabilities	—	6,456
Commitments and contingencies (Note 9)	—	—

Total liabilities	49,452	187,031

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,526,000 and 20,464,000 shares issued and outstanding at January 31, 2009 and May 3, 2008, respectively	—	205
Additional paid-in capital	—	788
Accumulated other comprehensive income	—	17,099
Retained earnings	—	123,581

Total shareholders’ equity	—	141,673

Total liabilities and shareholders’ equity	$49,452	$328,704

Net assets (liquidation basis - available to shareholders)	$3,063

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008

AND THE THREE AND NINE-MONTH PERIODS ENDED JANUARY 31, 2008

(GOING CONCERN BASIS, UNAUDITED)

(in thousands of dollars except per share data)

	For the Three Months Ended January 31, 2008	For the Five Months Ended October 4, 2008	For the Nine Months Ended January 31, 2008
Revenues	$30	$20	$76

Costs and expenses:
Direct product costs	—	—	—
Selling, general and administrative expenses	(12,850)	(26,808)	(50,346)

Operating loss	(12,820)	(26,788)	(50,270)
Interest expense	(1,119)	(3,678)	(2,816)
Investment (expense) income	(306)	127	(2,376)

Loss before income taxes	(14,245)	(30,339)	(55,462)
Income tax benefit	832	699	2,044

Net loss from continuing operations	$(13,413)	$(29,640)	$(53,418)

Discontinued operations (Note 4):
Income (loss) from operations of discontinued companies (including net loss on disposal of subsidiary assets of $24,478 for the five- month period ended October 4, 2008)	18,581	(15,350)	27,103
Income tax expense	(2,763)	(5,788)	(4,873)

Net income (loss) from discontinued operations	$15,818	$(21,138)	$22,230

Net income (loss)	$2,405	$(50,778)	$(31,188)

(Loss) income per share:
Continuing operations—basic	$(0.66)	$(1.45)	$(2.63)

Continuing operations—diluted	$(0.66)	$(1.45)	$(2.63)

Discontinued operations—basic	$0.78	$(1.03)	$1.09

Discontinued operations —diluted	$0.78	$(1.03)	$1.09

Net income (loss)—basic	$0.12	$(2.48)	$(1.54)

Net income (loss)—diluted	$0.12	$(2.48)	$(1.54)

Weighted average number of shares outstanding during the period:
Basic	20,357	20,472	20,315

Diluted	20,357	20,472	20,315

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008 and THE NINE-MONTH PERIOD ENDED JANUARY 31, 2008

(GOING CONCERN BASIS, UNAUDITED)

(in thousands of dollars)

	For the Five Months Ended October 4, 2008	For the Nine Months Ended January 31, 2008
Cash flows from operating activities:
Net loss	$(50,778)	$(31,188)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation	2,126	12,114
Amortization of definite-lived intangible assets	2,630	5,711
Recoupment of development costs/licensed rights	1,533	7,727
Amortization of financing related fees	5,581	—
Goodwill impairment adjustment	(1,294)	—
Net loss on disposal of subsidiary assets	24,478	—
Impairment of equity investment	—	3,805
Gain on sale of investment	—	(957)
Loss on disposal of property and equipment	88	2,332
Foreign currency translation adjustment	(15,598)	—
Unrealized investment income	—	(215)
Stock-based compensation	96	866
Retirement plans curtailment/settlement charges	—	395
Changes in operating assets and liabilities:
Decrease in accounts receivable	120,714	60,873
Decrease (increase) in merchandise inventories	23,395	(375)
(Increase) decrease in other operating assets	(6,801)	6,859
Decrease in accounts payable	(62,208)	(14,898)
(Decrease) increase in other operating liabilities	(1,396)	1,549

Total adjustments	93,344	85,786

Net cash provided from operating activities	42,566	54,598

Cash flows from investing activities:
Additions to property and equipment	(553)	(5,955)
Software development costs and acquired rights	(4,026)	(13,824)
Proceeds from sale of subsidiary assets	51,778	—
Adjustment of cash investment in Crave Entertainment Group	1,294	—
Proceeds from sale of investment	—	1,217
Proceeds from disposition of property and equipment	239	1

Net cash provided from (used by) investing activities	48,732	(18,561)

Cash flows from financing activities:
Issuances of debt	176,472	3,852,971
Repayments of debt	(240,178)	(3,869,880)
Financing related fees	(2,540)	(6,834)
Cash (payments) proceeds from stock-based compensation plans	(62)	151

Net cash used by financing activities	(66,308)	(23,592)

Effect of exchange rate changes on cash	(2,423)	1,504
Net increase in cash and cash equivalents	22,567	13,949
Cash and cash equivalents at beginning of period	1,043	18,457

Cash and cash equivalents at end of period	$23,610	$32,406

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations, which includes the Company’s corporate function only.

1.	Basis of Presentation

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company. Accordingly, the Company’s Board of Directors (“Board”) now have the authority to determine when a certificate of dissolution should be filed with the state, which provides the Board the ability to assess whether suitable value can be attained for the Company’s remaining assets. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders, will depend upon a variety of factors, including, but not limited to, the disposal of the REPS LLC (“REPS”) subsidiary company, the sale of the Company’s corporate headquarters facility, collection of the proceeds from the sale of Crave Entertainment Group, Inc. (“Crave”), ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period. As a result of the Company’s shareholders’ approval of the Plan of Final Liquidation, the Company adopted the liquidation basis of accounting as of October 5, 2008, which was the beginning of the fiscal month closest to the shareholders’ approval date.

The consolidated financial statements for the period ending October 4, 2008 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Consolidated Statements of Operations and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 4, 2008, and the results of operations and changes in cash flows for the five months then ended on a going concern basis. The Consolidated Balance Sheet as of May 3, 2008 included in this Form 10-Q was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Reference should be made to the Company’s Form 10-K for the year ended May 3, 2008, including the discussion of the Company’s critical accounting policies. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Liquidation Basis of Accounting

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

Adjustments of assets and liabilities:	Amount
Prepaid pension adjustment	$3,248
Write down of real estate	1,435
Write down of other fixed assets	689
Prepaid assets adjustment	771

Total	$6,143

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked Oct. 5, 2008	Adjustments to Reserves	Payments	Balance at Jan. 31, 2009
Pension costs	$11,508	$1,856	$—	$13,364
Outside services	6,701	87	(1,423)	5,365
Contractual commitments	4,699	426	(1,897)	3,228
Payroll related costs	4,216	2,365	(2,582)	3,999
Other	3,545	755	(1,799)	2,501

Total	$30,669	$5,489	$(7,701)	$28,457

The Company’s Consolidated Statement of Changes in Net Assets for the second quarter of fiscal 2009 has been conformed to the presentation adopted in the third quarter of fiscal 2009.

The Company has a qualified defined benefit pension plan that covers substantially all full-time U.S. employees. This pension plan is at risk related to the current economic downturn, which could result in the pension plan being under funded at any given time. The Company assumed that it will purchase a non-participating group annuity contract for all participants. The Company performed an actuarial valuation analysis assuming the plan would be terminated through the purchase of annuity contracts. This resulted in an estimated cost of $11,508,000 at October 5, 2008, which was included in accrued liquidation costs as of October 5, 2008. The estimated cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

to settle the pension plan as of November 1, 2008 ranged from $8.2 million to $15.0 million based on discount rates of 7.1% and 6.1%, respectively. The Company received an estimate to settle the pension plan as of November 1, 2008 and accordingly, increased the liability by $490,000 to $11,998,000 as of November 1, 2008.

The Company increased the estimated pension cost by $1,366,000 in the third quarter of fiscal 2009. The increase was mainly attributable to a decrease in the average discount rate to 6.0% at January 31, 2009. The U.S. pension plan assets at January 31, 2009 increased to $43,860,000 from $42,755,000 at November 1, 2008 and the U.S. pension plan termination liability increased to $57,224,000 at January 31, 2009 from $54,336,022 at November 1, 2008. The accrued liquidation cost related to the pension plan totals $13,364,000 as of January 31, 2009.

The Company reviewed all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The payroll and related expenses are principally expected to occur through July 2009 and all other expenses are expected to occur through January 2010. The initial estimate of payroll related costs in the accrued costs of liquidation has been increased by $2,365,000. This increase was principally due to Crave related severance and retention costs totaling $1,255,000 based upon the terms of the asset purchase agreement, effective February 10, 2009, for the sale of certain Crave assets only. Additionally, estimated payroll costs increased $557,000 primarily due to REPS and corporate employees being retained beyond their originally scheduled departure dates due to the sale of Company assets taking significantly longer than anticipated. See Note 14 of Notes to Consolidated Financial Statements for additional information related to the Crave sales transaction.

The Company will continue to operate its REPS subsidiary during the liquidation period until this business unit is sold. As a result, it will receive revenue and incur operating costs associated with this business. On a regular basis, the Company will evaluate its assumptions, judgments and estimates related to accrued liquidation costs, which could have a significant impact on the reported net assets in liquidation based on the most recent information available to management; the Company will record adjustments as required. Actual revenues, costs, proceeds from sales and other items may differ from the Company’s estimates, perhaps materially, which may reduce net assets available in liquidation to be distributed to shareholders.

The following table summarizes adjustments to fair value for the periods October 5, 2008 through November 1, 2008 and November 2, 2008 through January 31, 2009 under the liquidation basis of accounting (in thousands of dollars):

Adjustments to fair value:	One Month Ended November 1, 2008	Three Months Ended January 31, 2009
Adjust Crave subsidiary to fair value	$24,081	$(8,557)
Adjust REPS subsidiary to fair value	1,960	2,440
Adjust real estate to fair value	619	480
Adjust other fixed assets to fair value	—	674

Total loss (gain)	$26,660	$(4,963)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the losses (gain) related to the carrying value of Crave recorded during fiscal 2009 (in thousands of dollars):

	Going Concern Accounting		Liquidation Accounting
	Three Months Ended August 2, 2008	Two Months Ended October 4, 2008	One Month Ended November 1, 2008	Three Months Ended January 31, 2009
Adjust Crave to fair value	$16,349	$10,285	$24,081	$(8,557)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company considered Crave held for sale and adjusted its carrying value at August 2, 2008 and October 4, 2008 under the going concern basis of accounting. The $16,349,000 loss recorded in the first quarter of fiscal 2009, under the going concern basis of accounting, was calculated based on estimated proceeds to be received upon sale based on an average of Letters of Intent received by the Company from prospective buyers. The $10,285,000 loss recorded in the second quarter of fiscal 2009, under the going concern basis of accounting, was calculated using projected cash flows prepared by the Company. These losses were recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

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

The Company recorded a gain of $8,557,000 on the carrying value of Crave in the third quarter of fiscal 2009 based on the asset purchase agreement that was entered into during the beginning of the fourth quarter of fiscal 2009. This gain was calculated based on proceeds received at closing and estimated future proceeds to be received in accordance with the terms of the agreement. See Note 14 of Notes to Consolidated Financial Statements for additional information related to the sale of Crave.

The table below summarizes the losses related to the carrying value of REPS recorded during fiscal 2009 (in thousands of dollars):

	Going Concern Accounting	Liquidation Accounting
	Two Months Ended October 4, 2008	One Month Ended November 1, 2008	Three Months Ended January 31, 2009
Adjust REPS to fair value	$7,577	$1,960	$2,440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In accordance with SFAS No. 144, the Company considered REPS held for sale and adjusted its carrying value at October 4, 2008 under the going concern basis of accounting. The $7,577,000 loss recorded for the two months ended October 4, 2008, under the going concern basis of accounting, was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers. This loss was recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

The Company recorded losses of $1,960,000 and $2,440,000 on the carrying value of REPS in the second and third quarters of fiscal 2009, respectively, under the liquidation basis of accounting. These adjustments were based on a probability weighted average of Expression of Interest Letters and a draft asset purchase agreement received by the Company from prospective buyers for the second and third quarters of fiscal 2009, respectively, as well as, the projected liquidation value of the entity should an entity sale not occur. The Company assumed a 75% probability of an entity sale and a 25% probability of asset liquidation. The Company estimated that the liquidation value of REPS would approximate zero at the end of the second quarter of this fiscal year and $700,000 at the end of the third quarter of this fiscal year (as accounts receivable increased following the holiday selling season).

The Company recorded additional adjustments to write down the carrying value of its corporate headquarters in the amounts of $619,000 and $480,000 during the second and third quarters of fiscal 2009, respectively, under the liquidation basis of accounting. These write downs were mainly driven by further deterioration in financial market conditions. The Company also recorded an additional write down of other fixed assets of $674,000 in the third quarter of fiscal 2009 (mainly computer hardware) due to lack of interest from third party buyers, as well as a further decline in overall economic conditions.

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

During the first quarter of fiscal 2009, the Company also entered into an agreement in principle to sell certain assets and operations related to Handleman United Kingdom (“Handleman UK” or “UK”). On September 16, 2009, the Company completed the sale of the remaining Handleman UK business to Tesco. Also, the Company began actively marketing Crave and exploring opportunities related to the REPS business in the first quarter of fiscal 2009.

The Company believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets, (which consist primarily of REPS and the Company’s corporate headquarters in Troy, Michigan) at anticipated selling prices and within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s ability to settle its liabilities and obligations in full while incurring necessary wind down costs would be in doubt. During the fourth quarter of fiscal 2009, the Company entered into an asset purchase agreement related to the sale of certain assets of its Crave Entertainment subsidiary. See Note 14 of Notes to Consolidated Financial Statements for additional information related to this transaction.

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

Plan of Liquidation

The Company filed a definitive proxy statement with the Securities and Exchange Commission in connection with its proposed Plan of Final Liquidation and dissolution of the Company on September 2, 2008. At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved the Plan of Final Liquidation. Accordingly, the Company’s Board of Directors now has the authority to determine when a certificate of dissolution should be filed with the state, which provides the Board the ability to assess whether suitable value can be attained for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the Company’s assets. As a result, the Company adopted the liquidation basis of accounting as of October 5, 2008, whereby assets and liabilities are stated at liquidation value. See Note 1 of Notes to Consolidated Financial Statements for additional information related to liquidation accounting. This change in accounting methodology resulted in material adjustments.

Settlement of Debt Agreements

In the second quarter of fiscal 2009, the Company repaid all of its obligations to, and terminated its secured credit agreements with, its lender.

4.	Disposal of Long-Lived Assets

Assets Held for Sale

Music Business in North America

During the fourth quarter of fiscal 2008, management committed to a plan that was approved by the Company’s Board of Directors in April 2008, to exit the North American music category management and distribution business, and entered into negotiations with Anderson Merchandisers L.P. (“Anderson”) for the sale of certain U.S. and Canadian assets and operations. The Company began classifying the assets and liabilities of its U.S. and Canadian music operations as held for sale in its Consolidated Balance Sheet as of May 3, 2008, in accordance with the guidance provided in SFAS No. 144.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The sale to Tesco was completed on September 16, 2008. The purchase price paid by Tesco totaled $16,687,000 and related to all of the fixed assets located in the Tesco-dedicated distribution center; certain licensed assets; proprietary computer software held by the Company’s corporate subsidiary; certain business contracts; and certain leased assets and motor vehicles. The sale of assets to Tesco resulted in a gain of $188,000 in the second quarter of fiscal 2009, which was recorded in discontinued operations in the Company’s Consolidated Statements of Operations. The proceeds from this sale, net of $1,465,000 which is held in escrow for certain indemnifications, were also received in the second quarter of fiscal 2009 and were used to pay UK trade accounts payable, reduce outstanding loan balances and provide cash for operations. At the time of this sale all related assets and services of Handleman UK were transitioned to Tesco. Following its discontinuance of business with Tesco, Handleman UK had no on-going operations other than winding down its former business relationship with ASDA, which is complete. Handleman UK has begun a plan to undergo a members voluntary liquidation, which is a formal process by which solvent companies wind down their operations in the UK.

Crave Entertainment

During the fourth quarter of fiscal 2008, the Company announced that it retained the investment banking firm of W.Y. Campbell & Company for the purpose of exploring possible strategic options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

for Crave. An Offering Memorandum for Crave was completed in June 2008 and the Company decided, upon Board approval, to begin actively marketing Crave for sale at that time. The Crave operations have been reclassified to discontinued operations in the Company’s Statements of Operations for all periods presented in accordance with the guidance provided in SFAS No. 144.

See Note 1 of Notes to Consolidated Financial Statements for a more detailed discussion on the adjustments recorded related to the carrying value of Crave.

During the fourth quarter of fiscal 2009, the Company entered into an asset purchase agreement related to the sale of certain assets of its Crave Entertainment subsidiary. See Note 14 of Notes to Consolidated Financial Statements for additional information related to this transaction.

REPS LLC

In July 2008, the Company retained the investment banking firm of W.Y. Campbell & Company to explore strategic options for REPS. An Offering Memorandum for REPS was completed late in the first quarter of fiscal 2009, and the Company began actively marketing REPS for sale early in the second quarter of fiscal 2009. The REPS operation has been reclassified to discontinued operations in the Company’s Statements of Operations for all periods presented, in accordance with SFAS No. 144. See Note 1 of Notes to Consolidated Financial Statements for a more detailed discussion on the losses recorded related to the carrying value of REPS.

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

Discontinued Operations

The results of operations for the U.S., Canada and Handleman UK music category management and distribution businesses, as well as Crave and REPS, are reported in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented in accordance with the guidance in SFAS No. 144. After completion of these sales transactions and the wind down of the remaining business activities, the operations and cash flows of these business units were eliminated from the ongoing operations of the Company, and the Company will not have any continuing involvement in the operations of these businesses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the discontinued operations included in the Company’s Consolidated Statements of Operations, by segment, for the five months ended October 4, 2008 and the three and nine months ended January 31, 2008 (in thousands of dollars):

	Three Months Ended January 31, 2008
	Category Management and Distribution Operations	Video Game Operations	All Other
Revenues	$245,612	$95,807	$5,440
Pre-tax income (loss) from operations	14,792	5,314	(1,525)

	Five Months Ended October 4, 2008
Revenues	$117,895	$89,561	$5,207
Per-tax income (loss) from operations, excluding net loss on disposal of subsidiary assets for the five months ended October 4, 2008	8,475	3,866	(3,213)

	Nine Months Ended January 31, 2008
Revenues	$717,891	$205,978	$12,658
Pre-tax income (loss) from operations	28,389	5,617	(6,903)

5.	Other Current Assets

The other current assets line item in the Company’s Consolidated Statement of Net Assets as of January 31, 2009 consisted of property and equipment, net of $4,192,000, prepaid inventory deposits of $1,721,000, a letter of credit of $2,845,000, taxes receivable of $2,432,000, refundable deposits of $584,000 and other various current assets of $1,447,000.

6.	Goodwill and Intangible Assets

Goodwill

The Company accounted for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performed annual impairment tests for goodwill in the fourth quarter of each fiscal year or as business conditions warranted a review. Goodwill included in the Consolidated Balance Sheet as of May 3, 2008 was $6,903,000, all of which related to REPS and was included in the all other reporting segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The following information relates to intangible assets subject to amortization as of May 3, 2008 (in thousands of dollars):

	May 3, 2008
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization
Trademarks	$7,900	$3,550
Customer relationships	28,100	12,350
Non-compete agreements	4,770	3,466
Software development costs and distribution/license advances	35,522	21,864

Total	$76,292	$41,230

	May 3, 2008
Amortized Intangible Assets	Net Amount	Weighted Average Amortization Period
Trademarks	$4,350	180 months
Customer relationships	15,750	227 months
Non-compete agreements	1,304	37 months
Software development costs and distribution/license advances	13,658	18 months

Total	$35,062	113 months

7.	Debt

Handleman Company has no outstanding debt. The credit agreement with Silver Point Finance was terminated on October 31, 2008 and the credit agreement with General Electric Capital Corporation was terminated on August 1, 2008. As a result of reductions in the size of the Company’s credit facility and ensuing termination, the Company accelerated the write-off of financing related fees in accordance with Emerging Issues Task Force (“EITF”) 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving-Debt Arrangements,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” During the five months ended October 4, 2008, financing related fees expensed were $5,580,000, compared to $563,000 and $2,193,000, respectively, for the third quarter and first nine months of fiscal year 2008.

Total interest expense from both continuing and discontinued operations for the five months ended October 4, 2008 was $15,243,000, compared to $3,489,000 and $9,863,000 for the three and nine months ended January 31, 2008, respectively. In accordance with EITF 87-24,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

“Allocation of Interest to Discontinued Operations,” the Company allocated a portion of its interest expense related to its debt agreements from continuing operations to discontinued operations for fiscal years 2009 and 2008.

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

On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The estimated settlement amount of $1,444,000 was accrued in the second quarter of fiscal 2009, under the going concern basis of accounting. In the third quarter of fiscal 2009, this Canadian pension plan liability decreased by $218,000 to $1,226,000. This liability is included in Accrued and other liabilities in the Company’s Consolidated Statement of Net Assets as of January 31, 2009. Final settlement of the Canadian pension plan will occur when termination is approved by the Financial Services Commission of Ontario.

During the third quarter of fiscal 2008, the Company paid $4,200,000 in lump sum payments to certain U.S. SERP executive and non-executive participants from the U.S. SERP Rabbi Trust. These payments represented final distribution of the plan assets and the U.S. SERP was no longer in existence at the end of January 2008. Accordingly, a settlement loss of $135,000 was recorded in the third quarter of fiscal 2008. During the first quarter of fiscal 2008, the Company paid $495,000 in lump sum payments to certain non-executive active and terminated employees from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $260,000 was recorded in the first quarter of fiscal 2008. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company calculated these settlement losses and remeasured the plan assets and benefit obligations resulting from the lump sum payments to the plan participants. As a result of remeasurement, the Company recorded an increase of $101,000 to the unfunded status of the U.S. SERP in the first quarter of fiscal 2008. The Company also paid $341,000 in lump sum payments to all participants in the Canadian SERP during the fourth quarter of fiscal 2008. These payments represented a complete distribution of the Canadian SERP and the SERP was no longer in existence at May 3, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The information below, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans
	Three Months Ended January 31, 2008	Five Months Ended October 4, 2008	Nine Months Ended January 31, 2008
Service cost	$120	$—	$326
Interest cost	828	1,440	2,575
Expected return on plan assets	(1,853)	(1,566)	(3,615)
Amortization of unrecognized prior service cost, actuarial loss and other	8	10	53

Net periodic benefit cost	$(897)	$(116)	$(661)

	SERPs
	Three Months Ended January 31, 2008	Five Months Ended October 4, 2008	Nine Months Ended January 31, 2008
Service cost	$5	$—	$14
Interest cost	60	—	207
Amortization of unrecognized prior service cost, actuarial loss and other	9	—	24
Settlement/curtailment loss	135	—	395

Net periodic benefit cost	$209	$—	$640

During the first five months of fiscal 2009 there were contributions of $161,000 to the Canadian pension plan. Contributions to the Canadian pension plan for the remainder of fiscal 2009 will not be determined until the plan’s termination is approved by the Financial Services Commission of Ontario and the assets are distributed. There were no contributions made to the U.S. pension plan during the first five months of fiscal 2009.

Handleman Company has certain risks related to its pension plans. The Company’s pension plans are at risk related to the current economic downturn. To the extent that these pension plans have investments in volatile instruments, the Company is at risk that its pension plans will be under funded at any given time. The risk exists that the pension costs estimated as of January 31, 2009 may be insufficient for the purchase of annuity contracts or lump sum payments (Canada only) if market conditions continue to fluctuate.

On March 11, 2009, the Company’s Board of Directors elected to terminate the Company’s U.S. pension plan effective July 1, 2009. The Company will purchase a non-participating group annuity contract for all participants following regulatory approval. This purchase will require a significant amount of cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.	Contingencies

Contingencies

The Company has a contingent liability with a certain state taxing authority related to the filing and payment of franchise taxes. The Company feels it has filed and paid these taxes appropriately and has filed a protest with this taxing authority. The state court ruled in the Company’s favor on this matter in February 2009 and the Company’s remaining exposure is estimated to be approximately $500,000. This estimated amount was recorded in the third quarter of fiscal 2009. It is unknown whether the state taxing authority will appeal this state court decision.

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

On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. Management identified 53 key employees for the KERP based on (i) a high risk of the employee terminating his/her employment relationship with Handleman; (ii) the employee being critical to Handleman’s success; (iii) the employee’s job performance rating of “good” or better; (iv) the difficulty for management to replace the knowledge, skills and abilities the employee provides Handleman; and (v) the impact suffered by Handleman as a result of the employee terminating his/her employment relationship with Handleman exceeding the cost of retaining the employee. Management determined each employee’s total KERP potential payout by taking a percentage, ranging from 20% to 75%, of the employee’s base salary as of May 22, 2007. The key employees received 25% of the total payout if the employee was employed by Handleman up to and on December 15, 2007. On December 17, 2007, $764,000 was paid out to eligible employees. During the first quarter of fiscal 2009, the KERP program was discontinued for a majority of the originally identified employees who still remained employed by the Company. The employees who remain covered by this program are due to receive the final pay out if they remain employed by the Company, with payments being made if certain milestones are achieved, but no later than March 15, 2009. The cost associated with the final KERP installment payment to these remaining key employees is expected to total $82,000.

The Company had approximately $2,845,000 in a standby letter of credit primarily associated with the requirement to fund certain expenditures related to workers compensation benefits as of January 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.	Comprehensive Loss

Comprehensive loss is summarized as follows (in thousands of dollars):

	Five Months Ended October 4, 2008	Nine Months Ended January 31, 2008
Net loss	$(50,778)	$(31,188)
Changes in:
Foreign currency translation adjustments, net of tax	(21,441)	823
Employee benefit related, adjustments, net of tax	(2,261)	103

Total comprehensive loss, net of tax	$(74,480)	$(30,262)

The table below summarizes the components of accumulated other comprehensive income included in the Company’s Consolidated Balance Sheet as of May 3, 2008 (in thousands of dollars):

May 3, 2008
Foreign currency translation adjustments	$21,441
Employee benefit plan related adjustments	(4,342)

Total accumulated other comprehensive income	$17,099

11.	Common Stock – Basic and Diluted Shares

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares because the options’ exercise prices were greater than the average market price of the common shares or as a result of the net losses for the periods presented.

12.	Income Taxes

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Income tax benefit of $832,000 was recorded from continuing operations for the three months ended January 31, 2008. An income tax benefit of $699,000 was recorded for the first five months of fiscal 2009, compared to an income tax benefit of $2,044,000 for the first nine months of the prior fiscal year.

Income tax expense of $2,763,000 was recorded from discontinued operations for the three months ended January 31, 2008. Income tax expense of $5,788,000 was recorded for the first five months of fiscal 2009, compared to income tax expense of $4,873,000 for the first nine months of the prior fiscal year.

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

13.	Related Party Transactions

In November 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer (“CEO”) through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In accordance with SFAS No. 57, “Related Party Disclosures,” these relationships are viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company recorded $1,589,000 of costs related to the APS agreement during the first five months of fiscal 2009 under going concern accounting. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations, and were related to labor and expenses. The Company had $484,000 accrued in “Accounts Payable” in the Company’s Consolidated Balance Sheet as of May 3, 2008. In addition, the Company had prepaid $250,000 related to the CEO retainer, which is included in “Other current assets” for all periods presented. For the nine months ended January 31, 2009, the Company has recorded total costs of $2,135,000 related to the APS agreement and has another $1,025,000 included in accrued liquidation costs in the Company’s Consolidated Statement of Net Assets as of January 31, 2009. All invoices from AlixPartners to the Company are reviewed and approved by a member of the CEO Governing Committee prior to their payment.

14.	Subsequent Events

Sale of Crave

During the fourth quarter of fiscal 2009, the Company entered into an asset purchase agreement with Fillpoint LLC (“Fillpoint”) related to the sale of certain assets of the Crave Entertainment subsidiary companies. The sale was completed on February 10, 2009 and the buyer purchased or obtained by license certain assets including: (i) all accounts receivable; (ii) all prepayments and prepaid expenses transferable and related to exclusive distribution or publishing contracts; (iii) all inventory, including goods returned by Crave’s customers following the closing; (iv) all furniture, equipment, office supplies and data processing equipment; (v) all transferable Government Licenses; (vi) certain contracts, including Crave’s exclusive distribution and publishing agreements; (vii) all proprietary rights and (viii) all choses in action, rights and benefits under any warranties, rights and benefits under any indemnity provision other than those arising under the asset purchase agreement. Liabilities assumed as part of the transaction were: (i) obligations relating to assumed contracts arising after the closing date; and (ii) certain trade and other payables.

The cash received at closing totaled $8,103,000, which consisted of payments for accounts receivable of $4,625,000; for inventory of $3,518,000; and for property, plant and equipment of $100,000; less accrued employee vacation liabilities assumed by Fillpoint of $140,000. Of the total purchase price for accounts receivable, 75% of current accounts receivable, net of reserves and allowances, and excluding the current accounts receivable owed by a certain customer, was paid with the remaining balance of the purchase price to be paid by Fillpoint only as such accounts receivable are collected. Of the total inventory purchase price, half of the purchase price for the inventory on hand at close was paid and the remaining balance is to be paid subsequent to the closing date. Following the closing, the Company will receive: (i) periodic cash payments related to the collection of a certain customer’s current accounts receivable, the collection of other current accounts receivable in excess of the amount received by the Company at closing and the collection of non-current accounts receivable in excess of the amount received by the Company at closing, less collection fees; and (ii) 12.50% of the inventory purchase price (in addition to payment for inventory returned to Fillpoint from customers after closing, less a 5% restocking fee) on each of April 10, 2009, June 10, 2009, August 10, 2009 and October 10, 2009. Fillpoint also agreed to pay the Company 50% of the net profit in excess of $300,000 realized during the 24-month period following the closing with respect to the sale of video games published by Fillpoint and acquired as part of exclusive distribution or publishing agreements assumed by Fillpoint as part of the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has provided representations and warranties as of the closing date related to the assets purchased and the liabilities assumed by Fillpoint, and has agreed to indemnify Fillpoint against certain liabilities.

After the completion of this sale agreement, Handleman Company does not have any continuing involvement in the operations of Crave.

Pension Plan

Handleman faces the risk that the U.S. pension plan could become under funded based on market fluctuations and changes in the discount rate. On March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan effective July 1, 2009. Upon approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected late in calendar 2009, the Company will replace the U.S. pension plan with the purchase of a non-participating group annuity contract for all participants, thereby reducing the risk of under funding. The Company has $13,364,000 accrued in the costs of liquidation for the purchase of this annuity contract.

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

On June 2, 2008, Handleman announced that it was exiting the music business in North America and that it had sold a portion of its United States (“U.S.”) inventory and its U.S. music business related to Wal-Mart Stores, Inc. (“Wal-Mart”) to Anderson Merchandisers L.P. (“Anderson”). Handleman worked with its other non-Wal-Mart U.S. customers to transition them to other music suppliers; these transitions were completed by the end of August 2008. Further, during the second quarter of fiscal 2009, Handleman sold all of the inventory, fixed assets and all operations of its Canadian subsidiary, Handleman Canada, to Anderson. Following the completion of these sales transactions and the transition to other suppliers, the Company has no ongoing music operations in North America.

Additionally, the Company sold to Tesco Stores Limited (“Tesco”) certain assets and operations of Handleman United Kingdom (“Handleman UK” or “UK”) related to the Tesco category management business and certain of the Company’s corporate intellectual properties. The transaction was completed in the second quarter of fiscal 2009. Following the completion of this sales transaction, Handleman UK has no on-going business operations in the UK. The wind down of Handleman UK is nearing completion.

On February 10, 2009, the Company sold certain assets of Crave Entertainment Group, Inc. (“Crave”) to Fillpoint LLC (“Fillpoint”). Following the completion of this sales transaction the Company does not have any continuing involvement in the operations of this business.

The remaining assets of the Company to be disposed of are the REPS LLC (“REPS”) subsidiary and the Company’s corporate office building in Troy, Michigan, both of which are being actively marketed for sale. In addition, the Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to the Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, the Company will terminate this pension plan and will purchase a non-participating group annuity contract for all of its participants. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will be fully paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed late in calendar 2009 following regulatory approval.

The Company believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets at anticipated selling prices and within a reasonable period of time and that it collects the proceeds on the sale of Crave as anticipated. If the Company is unable to sell the remaining assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders.

Critical Accounting Estimates

The Company’s critical accounting estimates under going concern accounting for the third quarter of fiscal 2009 are consistent with those included in its annual report on Form 10-K for the fiscal year ended May 3, 2008. See Note 1 of Notes to Consolidated Financial Statements in this Form 10-Q for a discussion of accounting estimates and judgments made under the liquidation basis of accounting related to accrued liquidation costs and adjustments related to the carrying value of assets and liabilities.

The Company estimated the fair value for REPS based on a probability weighted average of Expression of Interest Letters and a draft asset purchase agreement received by the Company from prospective buyers for the second and third quarters of fiscal 2009, respectively, as well as, the projected liquidation value of the entity should an entity sale not occur. The Company estimated that the liquidation value of REPS would approximate zero at the end of the second quarter of this fiscal year and $700,000 at the end of the third quarter of this fiscal year (as accounts receivable increased following the holiday selling season).

The Company estimated the fair value for its corporate headquarters building in Troy, Michigan based upon recent sales and current market conditions. These estimates are subject to change based upon the timing of potential sales and further deterioration in market conditions.

Accrued Liquidation Costs

Based upon the Company’s estimates and judgments of future costs under the liquidation basis of accounting, the following summarizes the amounts recorded for the known or expected costs to be incurred in liquidation, as well as payments made through January 31, 2009 (in thousands of dollars):

Accrued Liquidation Costs	As Booked Oct. 5, 2008	Adjustments to Reserves	Payments	Balance at Jan. 31, 2009
Pension costs	$11,508	$1,856	$—	$13,364
Outside services	6,701	87	(1,423)	5,365
Contractual commitments	4,699	426	(1,897)	3,228
Payroll related costs	4,216	2,365	(2,582)	3,999
Other	3,545	755	(1,799)	2,501

Total	$30,669	$5,489	$(7,701)	$28,457

The Company will continue to receive income and incur operating costs, from REPS, during the liquidation period. On a regular basis, the Company will evaluate its assumptions, judgments and estimates that can have a significant impact on the reported net assets in liquidation based on the most recent information available to management, and will make adjustments as required. Actual revenue and costs may differ from the Company’s estimates, perhaps materially, which may reduce net assets available in liquidation to be distributed to shareholders.

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

Selling, general and administrative (“SG&A”) expenses were $12.9 million for the third quarter of fiscal 2008. SG&A expenses for the first five months of this fiscal year were $26.8 million, compared to $50.3 million for the first nine months of last fiscal year. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Loss before interest expense, investment income and income taxes (“operating loss”) was $12.8 million for the third quarter of fiscal 2008. Operating loss for the first five months of this fiscal year was $26.8 million, compared to a loss of $50.3 million for the first nine months of last fiscal year. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Interest expense was $1.1 million for the third quarter of fiscal 2008. Interest expense was $3.7 million for the first five months of fiscal 2009, compared to $2.8 million for the first nine months of last fiscal year. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Investment expense was $0.3 million for the third quarter of fiscal 2008. Investment income for the first five months of fiscal 2009 was $0.1 million, compared to investment expense of $2.4 million for the first nine months of fiscal 2008. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Income tax benefit of $0.8 million was recorded in the third quarter of the prior fiscal year. Income tax benefit of $0.7 million was recorded for the five months ended October 4, 2008, compared to income tax benefit of $2.0 million for the first nine months of last fiscal year. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

The Company had a net loss from continuing operations of $13.4 million, or $0.66 per diluted share, for the third quarter of fiscal 2008. The Company had a net loss from continuing operations for the first five months of fiscal 2009 of $29.6 million, or $1.45 per diluted share, compared to a net loss of $53.4 million, or $2.63 per diluted share, for the first nine months of fiscal 2008. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Other

During the first nine months of fiscal 2009, the Company did not repurchase any shares of its common stock and has not repurchased shares since fiscal 2006. As of January 31, 2009, the Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors.

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

Liquidity and Capital Resources

Handleman Company has no outstanding debt and has repaid all its obligations to, and terminated its secured credit agreements with, Silver Point Finance and General Electric Capital Corporation. The credit agreement with Silver Point Finance was terminated on October 31, 2008 and the credit agreement with

General Electric Capital Corporation was terminated on August 1, 2008. The Company entered into these agreements on April 30, 2007. Borrowings as of May 3, 2008 were $63.7 million.

On October 1, 2008, Handleman Company shareholders approved the Company’s Plan of Final Liquidation and dissolution. The Company intends to liquidate its remaining assets, which primarily consist of REPS and the Company’s corporate office building in Troy, Michigan. The Company is hopeful that sales of its remaining assets will occur with favorable terms and in a reasonable period of time. The prices at which the Company may be able to sell these assets will depend largely on factors beyond the Company’s control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, public market perceptions and limitations on transferability of certain assets. In addition, the Company may not obtain as high a price for its illiquid assets as might have been obtained were the Company not seeking strategic alternatives for its various business operations. If the Company is not able to sell its assets in a reasonable period of time, collect the remaining estimated proceeds from the sale of Crave, or if the Company receives substantially less than anticipated, then the Company’s ability to settle its liabilities and obligations in full while incurring necessary wind down costs would be in doubt.

On February 10, 2009, during the Company’s fourth quarter of fiscal 2009, the Company entered into an asset purchase agreement related to the sale of certain assets of the Crave Entertainment subsidiary companies. The cash received at closing related to this sale totaled $8,103,000, which consisted of payments for accounts receivable of $4,625,000; inventory of $3,518,000; and property, plant and equipment of $100,000, less accrued employee vacation liabilities assumed by buyer of $140,000. For a more detailed discussion on this transaction see Note 14 of Notes to Consolidated Financial Statements.

Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions to shareholders will depend upon a variety of factors, including, but not limited to, the disposal of the REPS business unit and the corporate office building, the collection of the remaining proceeds related to the sale of Crave, the ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the period. The aggregate amount of distributions to shareholders is currently expected to be approximately $0.15 per share of common stock based on net assets as of January 31, 2009; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation and dissolution of the Company could vary significantly from current estimates and could even result in no excess cash available for distribution.

Included in net assets of $3.1 million as of January 31, 2009, was $18.4 million of cash and cash equivalents, and $1.9 million in cash held in escrow related to the sales of certain assets of the Company’s Canadian and UK subsidiaries. The net assets available to shareholders could change significantly if the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated. Working capital as of May 3, 2008 was $62.5 million, of which $1.0 million was cash and cash equivalents.

At January 31, 2009, accounts receivable and merchandise inventories relate to the Crave and REPS operations.

Net cash provided from operating activities for the five months ended October 4, 2008 was $42.6 million. The net cash changes in operating assets and liabilities was primarily related to the reduction in accounts receivable and merchandise inventories of $120.7 million and $23.4 million, respectively. These changes were offset, in part, by a decrease in accounts payable of $62.2 million, an increase in other operating assets of $6.8 million and a decrease in other operating liabilities of $1.4 million.

Net cash provided from investing activities for the five months ended October 4, 2008 was $48.7 million, consisting primarily of cash proceeds of $19.5 million related to the sale of certain U.S. music inventory and Wal-Mart fixtures to Anderson, $15.9 million in proceeds related to the sale of Canadian music inventory and Wal-Mart Canada fixtures to Anderson and $16.4 million in proceeds related to the sale of fixed assets as part of the sale of the Tesco business. The Company also received $1.3 million in proceeds which was previously held in escrow at the time Handleman had purchased Crave in November 2005. These cash proceeds were offset, in part, by cash payments related to software and development costs and acquired rights of $4.0 million.

Net cash used by financing activities for the five months ended October 4, 2008 was $66.3 million. This use of cash was predominately due to net debt repayments of $63.7 million as a result of the Company paying all outstanding debt under its credit facility and incurring $2.5 million in financing related fees.

The Company had no significant off-balance sheet arrangements as of January 31, 2009.

* * * * * * * * *

Information in this Form 10-Q contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, collection of the remaining estimated proceeds related to the sale of Crave, successfully selling the REPS business and the Company’s corporate headquarters for amounts reasonably consistent with the Company’s valuation of those assets, maintaining satisfactory working relationships with REPS customers and vendors, maintaining sufficient liquidity to fund day-to-day operations, retaining key personnel, satisfactory resolution of any outstanding claims or claims which may arise, finding and capitalizing on opportunities to maximize the value of the Company’s non-music operations, selling certain other Company’s assets in a timely manner, and other factors discussed in this document and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of January 31, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the third fiscal quarter ended January 31, 2009, the Company eliminated the internal audit function in accordance with its liquidation plan. The internal audit function was replaced with a self-certification process as it relates to internal control over financial reporting.

There were no other changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), other than those stated above, that occurred during the third fiscal quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 – The discussion of the Company’s future plans contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There are risks associated with forward looking statements. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Do not place undue reliance on forward-looking statements since actual results may vary significantly from forward-looking statements.

Handleman cannot assure that it will have adequate cash to complete an orderly liquidation of the Company.

The Company believes that cash provided from operations and asset sales could provide sufficient liquidity to fund the Company’s day-to-day operations provided that the Company is able to sell its remaining assets, (which consist primarily of REPS and the Company’s corporate office building in Troy, Michigan) at anticipated selling prices and within a reasonable period of time. If the Company is unable to sell its assets in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s ability to settle its liabilities and obligations in full while incurring necessary wind down costs would be in doubt.

Handleman cannot assure the successful sale of its remaining assets or that the sale of its assets will be at anticipated terms.

While Handleman is hopeful that it will be able to successfully sell its remaining assets, it cannot make any assurances that there will be a reasonable demand for these assets at what Handleman believes is a fair market value. With the significant competition in the service industry, Handleman faces risks that a reduction in sales in its operating markets will hinder its ability to successfully sell its assets. Further, Handleman faces risk related to the significant pressures on the financial market. If these current conditions continue, a potential investor’s ability to secure funding to purchase assets may be constrained. This may limit the number of investors expressing an interest in purchasing Handleman’s assets and/or the price they are willing to pay.

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

Handleman cannot assure that there will not be unanticipated complications related to the transition of its North American and UK divested businesses. Handleman may be subject to claims filed by customers Anderson, Tesco and/or Fillpoint related to the sale of those businesses, settling of accounts receivable disputes regarding customer music returns, accounts payable disputes regarding vendor claims or other related party claims. These risks include potential accounts receivable disputes with Handleman’s former customers, accounts payable disputes with vendors and disputes with the music providers to which Handleman’s former customers are transitioned.

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

Handleman must resolve matters related to its U.S. and Canadian pension plans.

Handleman Company has certain risks related to its pension plans. Handleman’s pension plans are at risk related to the current economic downturn. To the extent that Handleman’s pension plans have investments in volatile instruments, Handleman is at risk that its pension plans will be under funded at any given time. Handleman immunized its pension plans thereby removing a significant portion of the economic risk. The Handleman U.S. pension, which is significantly larger than the Canadian pension plan, moved to an 80% long-bond portfolio and 20% equity exposure from 60% equity exposure and a 40% long-bond portfolio. This significantly reduces asset/liability mismatch risk. While immunization would significantly reduce Handleman’s risk related to the fluctuating market, Handleman will still be subject to certain other risks. Handleman has elected to terminate its pension plans and will purchase a non-participating group annuity contract for all participants in the U.S. pension plan and purchase either non-participating annuity contracts or make lump sum payments to participants in the Canadian pension plan following regulatory approval. These purchases will require a large amount of cash. The risk exists that the amount accrued in the costs of liquidation may be insufficient for this purchase if market conditions continue to fluctuate.

Handleman Company will eventually not have a business operation and a shareholder distribution may not occur.

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

As Handleman progresses in the sale of its remaining assets, it may become more dependent on outside consultants and advisors to perform critical functions. While Handleman anticipates that it will maintain Handleman employees in certain critical accounting, finance and tax positions, Handleman may have to rely on consultants, outside legal counsel and other contractors to perform day-to-day tasks. There is a risk that these non-Handleman employees will have interests and arrangements that may be different from the Company’s shareholders’ interests, including, but not limited to, other client priorities and relationships with entities that the Company may do business with in the future. Further, if the Company was unable to continue to employ qualified outside advisors and consultants to perform critical functions, the Company may be unable to meet its regulatory reporting obligations in a timely manner and the system of internal accounting controls may not function as intended.

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

HANDLEMAN COMPANY

DATE: March 13, 2009	BY:	/s/ A. A. Koch
A. A. KOCH
President and
Chief Executive Officer
(Principal Executive Officer)

DATE: March 13, 2009	BY:	/s/ Rozanne Kokko
ROZANNE KOKKO
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)