Form 10-K
period 2009-05-02
HANDLEMAN CO /MI/
filed 2009-07-30
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-7923

HANDLEMAN COMPANY

(Exact name of registrant as specified in its charter)

MICHIGAN	38-1242806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Kirts Boulevard, Troy, Michigan	48084-5225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 248-362-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of November 1, 2008 was $26,246,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 20, 2009 was 20,500,181.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HANDLEMAN COMPANY

PART I

Item 1.	BUSINESS

Handleman Company, a Michigan corporation (herein referred to as the “Company” or “Handleman” or “Registrant”), which has its executive offices in Troy, Michigan, is the successor to a proprietorship formed in 1934, and to a partnership formed in 1937. Handleman Company operated as a category manager and distributor of prerecorded music and console video game hardware, software and accessories to leading retailers in the United States (“U.S.”), United Kingdom and Canada. The Company was dissolved on May 5, 2009.

Copies of the Forms 10-K, Forms 10-Q, Forms 8-K, all amendments to those reports and certain other materials are available, as soon as reasonably practicable after said material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge on the Registrant’s website, www.handleman.com.

RECENT DEVELOPMENTS

Wind Down of Business Operations

In recent years, music industry sales have declined at double-digit rates as the industry was impacted by digital distribution, downloading and piracy. In addition, the Company’s gross margins were compressed because lower-margin promotional products became a greater proportion of annual sales. This level of continued erosion of CD music sales is expected to continue into the foreseeable future. In response to this dramatic decline, during fiscal years 2007 and 2008 the Company implemented significant cost reduction plans to reduce expenses and streamline operations. These plans included work force reductions; the consolidation of the operations of two U.S. automated distribution facilities into one facility; the reduction of benefits programs and realignment of medical plans; initiatives to reduce customer product returns; and various other cost cutting initiatives. However, the reduction in music sales volume and the loss of gross margin outpaced the Company’s ability to reduce overhead costs; as a result, the Company experienced steep operating losses in those two fiscal years.

The Company’s customers responded to the decline in music industry sales by contracting the amount of retail space devoted to music sales.

Additionally, the Company violated certain debt covenants within its credit agreements in the fourth quarter of fiscal 2008. Those violations were cured soon thereafter by amendments to the credit facilities. At that time, trade creditors expressed concern about whether the Company might be contemplating or be required to file a bankruptcy proceeding. As a result, the Company became concerned about whether it would have access to sufficient financing and vendor credit to meet its business needs.

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

On April 6, 2009, the Company sold certain assets of REPS LLC (“REPS”) to Mosaic Sales Solutions US Operating Co., LLC (“Mosaic”). The Company will wind down the remaining business activities as quickly as possible and will have no continuing involvement in the operations of this business.

The remaining asset of the Company to be disposed of is the Company’s corporate office building in Troy, Michigan, which is being actively marketed for sale. In addition, the Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to the Board of Directors approval on March 11, 2009 for the termination of the U.S. pension plan, the Company will terminate this pension plan and will purchase a non-participating group annuity contract for all of its participants. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed, subject to regulatory approval and at the same payout percentage as other unsecured creditor claims, within a period of six to twelve months.

Basis of Accounting

At the Company’s annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company. As a result of this approval, the Company adopted the liquidation basis of accounting as of October 5, 2008. This basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable.

Dissolution Filed with State of Michigan

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the Michigan Department of Energy, Labor and Economic Growth, Bureau of Commercial Services, Corporate Division. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down its affairs. Under State of Michigan law, before making any distribution to shareholders, a dissolved corporation must pay or make provision for its non-barred, valid debts, including those obligations that arise after the effective date of dissolution, but before the bar date and before the distribution. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid creditor claims and obligations; and making a distribution to Handleman Company shareholders.

Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business, employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax payments and other regulatory filing fees; (iii) payment of unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts to supplement the terminated U.S. and Canadian pension plans; and (iv) distribution to shareholders. Based on the Company’s net asset balance as of May 2, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its unsecured creditors. These creditors will be paid according to their priority and pro rata within the priority category. It is likely that payment will not be made for at least six to twelve months in order to provide funds for payment to unknown creditors. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders in proportion to their interests as of the close of business on June 20, 2009, the date of record, although shareholder distribution appears unlikely based on the net asset balance of the Company as of May 2, 2009.

On May 6, 2009, Handleman Company petitioned the Circuit Court for Oakland County, State of Michigan, for an Order of Limited Supervision over the Liquidation of Handleman post-dissolution. On May 20, 2009, the court order was granted and declared that shares of Handleman common stock will become non-transferable 30 days after notification to shareholders. Accordingly, Handleman Company’s shares of common stock became non-transferable on June 20, 2009. This allows the Company to reduce costs during liquidation and maximize the liquidated value of the Company for the benefit of its creditors and potential benefit to its shareholders.

In furtherance of the Plan of Final Liquidation and prior to the filing of the Certificate of Dissolution, the Company merged all remaining U.S. subsidiary companies into one entity, Handleman Company.

Credit Agreements

Handleman Company has no outstanding debt to its lenders and has repaid all its obligations to, and terminated its secured credit agreements with, Silver Point Finance and General Electric Capital Corporation. The credit agreement with Silver Point Finance was terminated on October 31, 2008 and the credit agreement with General Electric Capital Corporation was terminated on August 1, 2008. The Company entered into these agreements on April 30, 2007.

Board of Directors

Effective as of April 2, 2009, Lloyd E. Reuss, Ralph J. Szygenda, Elizabeth Chappell and Adam D. Sexton each resigned as a Director of the Company. The Company has two remaining members of the Board of Directors.

DESCRIPTION OF FORMER BUSINESS OPERATIONS

Prior to the wind down of business operations, the reportable segments of the Company were category management and distribution operations, video game operations and all other. Within the category management and distribution operations business segment, the Company’s revenues were categorized as follows: (i) Category Management Revenues – sales to customers who received the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services included assortment management utilizing the Company’s category management systems and processes, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; (ii) Greeting Cards Revenues – sales to customers who received only certain category management services with the purchase of Handleman-owned greeting cards, including assortment management on replenishment orders, product warehousing, direct to store shipments, in-store field service and customer returns management; (iii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements, the customer did not purchase tangible product from Handleman Company. As a result of the Company’s decision in the fourth quarter of fiscal 2008 to exit the music business in North America and the decision in the first quarter of fiscal 2009 to sell the Handleman UK operations, the U.S., Canadian and UK operations have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented.

The U.S. and Canadian assets and liabilities were classified as held for sale in the Company’s Consolidated Balance Sheet as of May 3, 2008.

Within the video game operations business segment, the Company generated revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product was shipped directly to individual stores. As a result of the Company’s decision in the first quarter of fiscal 2009 to begin marketing Crave for sale, the Crave operations have been classified as discontinued operations for all periods presented.

The all other segment primarily represented the Company’s REPS operating segment. REPS provided in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. As a result of the Company’s decision in the second quarter of fiscal 2009 to begin marketing REPS for sale, the REPS operations have been classified as discontinued operations for all periods presented.

* * * * * * * * *

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s wind down activities.

As of May 2, 2009, Handleman Company had 26 employees remaining, with none belonging to a labor union.

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

The Company believes that cash provided from operations and asset sales will be sufficient to execute its plan of liquidation provided that the Company is able to sell its corporate office building in Troy, Michigan at a favorable selling price and within a reasonable period of time and the amount at which the Company ultimately settles its unsecured U.S. pension liability. The Company does not believe, based upon its value of net assets as of May 2, 2009, that it will have sufficient funds to settle its liabilities and obligations with unsecured creditors in full. If assets are insufficient to settle its liabilities in full, creditors will be paid according to a defined priority and pro rata within each priority category. These assumptions are subject to change based upon the timing of and proceeds from asset sales, and the ultimate settlement of liabilities, particularly its pension plan obligations.

Handleman cannot assure the successful sale of its remaining asset or that the sale of this asset will be at anticipated terms.

While Handleman is hopeful that it will be able to successfully sell its remaining asset, its corporate office building, it cannot make any assurances that there will be a reasonable demand for this asset at what Handleman believes is a fair market value. Further, Handleman faces risk related to the significant pressures on the financial market. If these current conditions continue, a potential investor’s ability to secure funding to purchase assets may be constrained. This may limit the number of investors expressing an interest in purchasing Handleman’s corporate building and/or the price they are willing to pay.

Handleman is hopeful that sales of its remaining asset will be made on terms that are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The price at which the Company may be able to sell this asset will depend largely on factors beyond the Company’s control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, public market perceptions and limitations on transferability of certain assets.

Handleman cannot assure that there will not be any unanticipated complications in the transitions of its businesses.

Handleman cannot assure that there will not be unanticipated complications related to the transition of its divested businesses. Handleman may be subject to claims filed by customers, Anderson, Tesco, Fillpoint and/or Mosaic related to the sale of those businesses, settling of accounts receivable disputes regarding customer product returns, accounts payable disputes regarding vendor claims or other related party claims. These risks include potential accounts receivable disputes with Handleman’s former customers, accounts payable disputes with vendors and disputes with the music providers to which Handleman’s former customers were transitioned.

The Company’s decision to wind down all business operations has resulted in the termination of employee relationships. Handleman is, therefore, subject to risk of employee lawsuits. While Handleman has made every effort to comply with laws related to these situations, there is a risk that an employee might assert that Handleman terminated his/her relationship in violation of certain laws, and that Handleman is required to pay the employee damages related to the employment termination. Even if Handleman were to prevail in such matters, Handleman would have to defend itself in matters related to employee rights and benefits.

Handleman must resolve matters related to its U.S. and Canadian pension plans.

Handleman Company has certain risks related to its pension plans, which are defined benefit pension plans. Handleman’s pension plans are at risk related to the current economic downturn. To the extent that Handleman’s pension plans have investments in volatile instruments, Handleman is at risk that its pension plans will be under funded at any given time. Handleman took steps to immunize its U.S. pension plan, which is significantly larger than the Canadian pension plan, thereby removing a significant portion of the economic risk. The U.S. plan changed to an 80% long-bond portfolio and 20% equity exposure from a 60% equity exposure and a 40% long-bond portfolio. This significantly reduces asset/liability mismatch risk related to the fluctuating market. Handleman has elected to terminate its pension plans and will purchase a non-participating group annuity contract for all participants in the U.S. pension plan upon regulatory approval, and purchase either non-participating annuity contracts or make lump sum payments to participants in the Canadian pension plan following regulatory approval. These purchases will require a large amount of cash. The risk exists that the amounts accrued may be insufficient for these purchases if market conditions continue to fluctuate and if net assets of the Company are insufficient to pay unsecured creditors in full.

Handleman Company cannot provide assurance that shareholder distributions will occur.

The Company’s Board of Directors will consider the appropriate application of the remaining cash balances, if any, including a distribution to shareholders after Handleman has settled all, or substantially all, of its obligations. However, based on the Company’s net asset balance as of May 2, 2009, shareholder distribution is unlikely.

Handleman’s inability to retain the services of its current personnel may impact its ability to successfully sell the assets of the Company.

Handleman’s ability to successfully sell the assets of the Company is partially dependent upon its ability to retain its remaining personnel. The retention of qualified personnel is difficult under the current circumstances. While Handleman has offered its critical employees retention and severance plans, there is no legal obligation that would require the employee to remain employed at Handleman. In the event that critical employees decide to terminate their employee relationships with Handleman, Handleman would have to retain outside consultants to perform their duties or offer a premium salary in order to hire employees to work for the Company.

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

As of May 2, 2009, Handleman Company occupied a leased warehouse located in Indianapolis, Indiana, whose lease expires in November 2010. The Company expects to vacate this space during the first quarter of fiscal 2010 and has been attempting to sublease the space.

The Company also has unoccupied sales offices in Tennessee and Arkansas, whose leases expire during the first quarter of fiscal 2010, and an occupied sales office in California that is being sublet to Fillpoint under the terms of the sales agreement for Crave. This lease expires in March 2013 and the sublease with Fillpoint expires in August 2009.

The Company owns its 130,000 square foot corporate office building located in Troy, Michigan. During the first quarter of fiscal 2009, the Company began actively marketing the building for sale.

Item 3.	LEGAL PROCEEDINGS

See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company’s contingencies.

Handleman Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Item 4.	SUBMISSION OF MATTERS

TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2009, Handleman Company did not submit any matters to a vote of its security holders.

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

On May 6, 2009, Handleman Company petitioned the Circuit Court for Oakland County, State of Michigan, for an Order of Limited Supervision over the Liquidation of Handleman post-dissolution. On May 20, 2009, the court order was granted and declared that shares of Handleman common stock will become non-transferable 30 days after notification to shareholders. Accordingly, Handleman Company’s shares of common stock became non-transferable on June 20, 2009. As of June 20, 2009, the Company had 2,551 shareholders of record.

There can be no assurance that the Company’s common stock will continue to be quoted on the Pink Sheet Electronic Quotation Service or any other service.

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	May 2, 2009			May 3, 2008
Quarter	Low	High	Close	Low	High	Close
First	$0.68	$2.07	$1.38	$4.81	$7.60	$4.84
Second	1.15	2.80	1.29	2.45	5.00	2.51
Third	0.13	1.37	0.14	1.21	2.56	1.40
Fourth	0.01	0.18	0.03	0.18	1.64	0.77

During the fourth quarter of fiscal 2007, the Company suspended indefinitely its quarterly cash dividends of $0.08 per share of common stock. Accordingly, no dividends were declared during the past two fiscal years.

On February 23, 2005, the Company’s Board of Directors authorized a share repurchase program. Under this authorization, which has no expiration date, the Company can repurchase up to 15% of its then outstanding balance of 21,787,611 shares. The Company has not repurchased any shares of its common stock since fiscal 2006. The Company has repurchased 2,044,000 shares or 63% of the shares authorized under the current share repurchase program, as of May 2, 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year 2009, which consisted of 52 weeks, ended on May 2, 2009 and its fiscal year 2008, which consisted of 53 weeks, ended on May 3, 2008.

At the Company’s annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company. As a result of this approval, the Company adopted the liquidation basis of accounting as of October 5, 2008. This basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable.

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the Michigan Department of Energy, Labor and Economic Growth, Bureau of Commercial Services, Corporate Division. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down its affairs. Under State of Michigan law, before making any distribution to shareholders, a dissolved corporation must pay or make provision for its non-barred, valid debts, including those obligations that arise after the effective date of dissolution, but before the bar date and before the distribution. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid creditor claims and obligations; and making a distribution to Handleman’s shareholders.

Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business, employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax payments and other regulatory filing fees; (iii) payment of unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts to supplement the terminated U.S. and Canadian pension plans; and (iv) distribution to shareholders. Based on the Company’s net asset balance as of May 2, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its unsecured creditors. These creditors will be paid according to their priority and pro rata within the priority category. It is likely that payment will not be made for at least six to twelve months in order to provide funds for payment to unknown creditors. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders in proportion to their interests as of the close of business on June 20, 2009, the date of record, although shareholder distribution appears unlikely based on the net asset balance of the Company as of May 2, 2009.

On May 6, 2009, Handleman Company petitioned the Circuit Court for Oakland County, State of Michigan, for an Order of Limited Supervision over the Liquidation of Handleman post-dissolution. On May 20, 2009, the court order was granted and declared that shares of Handleman common stock became non-transferable 30 days after notification to shareholders. Accordingly, Handleman Company’s common shares became non-transferable on June 20, 2009. This allows the Company to reduce costs during liquidation and maximize the liquidated value of the Company for the benefit of its creditors and potential benefit to its shareholders.

Prior to the wind down of business operations, Handleman Company operated as a category manager and distributor of prerecorded music and console video game hardware, software and accessories to leading retailers in the U.S., United Kingdom (“UK”) and Canada.

In recent years, music industry sales have declined at double-digit rates as the industry was impacted by digital distribution, downloading and piracy. In addition, the Company’s gross margins were compressed because lower-margin promotional products became a greater proportion of annual sales. This level of continued erosion of CD music sales is expected to continue into the foreseeable future. In response to this dramatic decline, during fiscal years 2007 and 2008 the Company implemented significant cost reduction plans to reduce expenses and streamline operations. These plans included work force reductions; the consolidation of the operations of two U.S. automated distribution facilities into one facility; the reduction of benefit programs and the realignment of medical plans; initiatives to reduce customer product returns; and various other cost cutting initiatives. However, the reduction in music sales volume and loss of gross margin outpaced the Company’s ability to reduce overhead costs, and as a result, the Company experienced steep operating losses in those two fiscal years.

The Company’s customers responded to the decline in music industry sales by contracting the amount of retail space devoted to music sales.

Additionally, the Company violated certain debt covenants within its credit agreements in the fourth quarter of fiscal 2008. Those violations were cured soon thereafter by an amendment to the credit facilities. At that time, trade creditors expressed concern about whether the Company might be contemplating or be required to file a bankruptcy proceeding. As a result, the Company became concerned about whether it would have access to sufficient financing and vendor credit to meet its business needs.

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

The Company also sold to Tesco Stores Limited (“Tesco”) certain assets and operations of Handleman United Kingdom (“Handleman UK” or “UK”) related to the Tesco category management business and certain of the Company’s corporate intellectual properties. The transaction was completed in the second quarter of fiscal 2009. Following the completion of this sales transaction, Handleman UK has no on-going business operations in the UK. The wind down of Handleman UK is substantially completed.

On February 10, 2009, the Company sold certain assets of Crave Entertainment Group, Inc. (“Crave”) to Fillpoint LLC (“Fillpoint”). Following the completion of this sales transaction the Company does not have any continuing involvement in the operations of this business.

On April 6, 2009, the Company sold certain assets of REPS LLC (“REPS”) to Mosaic Sales Solutions US Operating Co., LLC (“Mosaic”). The Company will wind down the remaining business activities as quickly as possible and will have no continuing involvement in the operations of this business.

In accordance with accounting guidance, the U.S., Canada and Handleman UK music category management and distribution businesses, as well as Crave and REPS, have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. In addition, the U.S. and Canadian assets and liabilities have been classified as held for sale in the Company’s Consolidated Balance Sheet as of May 3, 2008.

The remaining asset of the Company to be disposed of is the Company’s corporate office building in Troy, Michigan, which is being actively marketed for sale. In addition, the Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, the Company will terminate this pension plan and will purchase a non-participating group annuity contract for all of its participants. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed, subject to regulatory approval and at the same payout percentage as other unsecured creditor claims, within a period of six to twelve months.

The Company believes that cash provided from operations and asset sales will provide sufficient liquidity to fund the Company’s wind down related costs. However, based on the Company’s net asset balance as of May 2, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its unsecured creditors. If the Company is able to generate cash proceeds in excess of its total liabilities and obligations, the Company will distribute any such proceeds to shareholders; however, it appears that any such distribution to shareholders is unlikely.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Company continually evaluates its estimates and assumptions, which are based on historical experience, future expectations and other various factors that are believed to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of certain assets and liabilities.

The following are the Company’s critical accounting estimates under the liquidation basis of accounting:

Accrued Liquidation Costs

At the Company’s annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company. As a result of this approval, the Company adopted the liquidation basis of accounting as of October 5, 2008. This basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable.

The transition from the going concern basis of accounting to the liquidation basis of accounting required management to make significant estimates and judgments in many areas. The Company will terminate its pension plans, in both the U.S. and Canada, and purchase non-participating group annuity contracts for all plan participants. Accordingly, actuarial valuation analyses have been prepared quarterly to determine the fair value of the U.S. plan. Each valuation resulted in significant adjustments being made to the accrued liquidation costs related to the U.S. pension plan as a result of fluctuation in the average discount rates. The termination value of the Canadian pension plan was recorded as of October 4, 2008, prior to the Company’s transition to the liquidation basis of accounting. The Company estimated the fair value for its corporate headquarters building in Troy, Michigan based upon recent sales and current market conditions. These estimates are subject to change based upon the timing of potential sales and further deterioration in market conditions. The Company reviews, on a quarterly basis, all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period.

Pension Expense

Handleman Company will terminate its U.S. pension plan and purchase a non-participating group annuity contract for all plan participants at the same payout percentage as all other unsecured creditor claims. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the fair value, or termination value, of the plan. In the U.S., the Pension Benefit Guaranty Corporation issues select and ultimate interest rates for the specific purpose of determining the present value of annuities in involuntary and distress terminations of single-employer plans. The Company relies on these rates for their valuations. The valuations also utilize participant data and asset information provided by the Company.

The Company performed an actuarial valuation analysis as of October 5, 2008, the date of adoption of the liquidation basis of accounting assuming the U.S. pension plan would be terminated through the purchase of annuity contracts. This resulted in an estimated cost of $11,508,000, which was included in accrued liquidation costs as of October 5, 2008. The estimated cost to settle the U.S. pension plan as of November 1, 2008 ranged from $8.2 million to $15.0 million based on discount rates of 7.1% and 6.1%, respectively. The Company received an estimate to settle the U.S. pension plan as of November 1, 2008 and accordingly, increased the liability to $11,998,000 as of November 1, 2008.

The Company increased the estimated U.S. pension cost by $1,366,000 in the third quarter of fiscal 2009. The increase was mainly attributable to a decrease in the average discount rate to 6.0% at January 31, 2009. The accrued liquidation cost related to the termination of the U.S. pension plan totaled $13,364,000 as of January 31, 2009.

The Company increased the estimated U.S. pension cost by $4,056,000 in the fourth quarter of fiscal 2009. The increase was mainly attributable to a decrease in the average discount rate to 5.5% at May 2, 2009. The U.S. pension plan assets at May 2, 2009 were $42,266,000 and the U.S. pension plan termination liability was $59,686,000 at May 2, 2009. The accrued liquidation cost related to the termination of the U.S. pension plan totaled $17,420,000 as of May 2, 2009.

The May 2, 2009 termination value of the Company’s pension plans is affected by May 2, 2009 assumptions. Note that the following sensitivities may be asymmetric and are specific to fiscal 2009. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors for the Company’s U.S. pension plan is shown below (in thousands of dollars):

May 2, 2009
	Percentage Point Change	Impact on Fiscal 2009 Cost of Liquidation
Discount rate	+/-1 pt.	$7,633 /$(9,794)
Actual return on assets	+/-1 pt.	$404 / $(404)

The foregoing indicates that changes in the discount rate can have a significant effect on the termination value of the Company’s U.S. pension plan, and accordingly, the amount of net assets available for distribution to unsecured creditors and shareholders.

Handleman Company terminated its Canadian pension plan and will purchase either non-participating annuity contracts or make lump-sum payments to participants in the Canadian pension plan following regulatory approval by the Financial Services Commission of Ontario. The termination value of the Canadian pension plan was $1,121,000 as of May 2, 2009.

Long-Lived Assets

The Company tests for impairment annually in the fourth quarter or as business conditions warrant a review. During fiscal years 2008 and 2009, the Company recorded significant impairment and disposal charges related to its long-lived assets. To determine fair value of assets, management relies on valuations, purchase agreements and/or letters of intent from interested third parties, when available. If third-party interest or valuations are unavailable, management relies on a probability weighted cash flow estimation approach.

Income Taxes

The provision for income taxes is based on reported income before income taxes. The Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate and record the tax impact of certain discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim periods in which they occur. Income taxes are allocated between continuing operations, discontinued operations and other comprehensive income by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the assets will not be realized. In assessing the likelihood of realization, consideration is given to all available evidence including estimates of future taxable income and the character of income needed to realize future benefits. Based on information available to date, the Company recorded any income tax receivable or payable for the ultimate tax amount owed to wind down the Company. The calculation of current and deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the Company’s operations or other facts and circumstances. Further, management must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require the Company to adjust its tax assets and liabilities and record additional income tax expense or benefits. With the adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” in fiscal 2008, Handleman Company makes assumptions about individual tax positions before any part of the related benefit can be recognized in its financial statements. A company must consider whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority. In accordance with FIN No. 48, significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves when, despite its belief that its tax return positions are supportable, it is determined that certain positions may be successfully challenged by the taxing authorities. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes.

Comparison of the Five Months Ended October 4, 2008 (Fiscal 2009) with Fiscal Year 2008

Unless otherwise noted, the following discussion relates only to results from continuing operations, which primarily includes the Company’s corporate function.

Revenues for all periods presented in the Company’s Consolidated Statements of Operations are classified in discontinued operations because all operations of the Company have ceased.

Direct product costs for all periods presented in the Company’s Consolidated Statements of Operations are classified in discontinued operations because all operations of the Company have ceased.

Selling, general and administrative (“SG&A”) expenses for the first five months of this fiscal year were $26.8 million, compared to $67.2 million for fiscal year 2008. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Impairment of subsidiary assets from continuing operations was $14.5 million in fiscal 2008. The Company performed its impairment testing of long-lived assets as of the fourth quarter of fiscal 2008. Based on the Company’s decision in the fourth quarter of fiscal 2008 to exit the music business in North America, and projected forecasts of cash flows, the Company determined that certain corporate fixed assets were impaired.

Loss before interest expense, investment income (expense) and income taxes (“operating loss”) for the first five months of this fiscal year was $26.8 million, compared to a loss of $81.6 million for fiscal 2008. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Interest expense was $3.7 million for the first five months of fiscal 2009, compared to $2.9 million for last fiscal year. Interest expense for the first five months of this fiscal year included $3.2 million related to prepayment penalties from the early payment of outstanding debt to lenders on its revolving credit facility. No comparable fees existed in the prior fiscal year.

Investment income for the first five months of fiscal 2009 was $0.1 million, compared to investment expense of $2.4 million for fiscal 2008. The fiscal 2008 investment expense was comprised of an impairment charge related to the Company’s minority interest in an equity investment totaling $3.8 million, partially offset by investment income of $1.0 million related to the gain on the sale of an investment in PRN, a company that provides in-store media networks.

Income tax benefit of $0.7 million was recorded for the five months ended October 4, 2008, compared to income tax benefit of $4.1 million for the last fiscal year. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

The Company had a net loss from continuing operations for the first five months of fiscal 2009 of $29.6 million, or $1.45 per diluted share, compared to a net loss of $82.7 million, or $4.07 per diluted share, for fiscal 2008. Due to the shortened time period during fiscal 2009, as a result of the adoption of the liquidation basis of accounting effective October 5, 2008, these amounts are not comparable.

Other

The Company did not repurchase any shares of its common stock during fiscal 2009 or fiscal 2008 and has not repurchased shares since fiscal 2006. The Company has repurchased 2,044,000 shares, or 63% of the shares authorized under the current 15% share repurchase program authorized by the Board of Directors.

The Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Liquidity and Capital Resources

Handleman Company had no outstanding debt to its lenders as of May 2, 2009. The Company repaid all of its obligations to, and terminated its secured credit agreements with, Silver Point Finance and General Electric Capital Corporation during fiscal 2009. The credit agreement with Silver Point Finance was terminated on October 31, 2008 and the credit agreement with General Electric Capital Corporation was terminated on August 1, 2008. The Company entered into these agreements on April 30, 2007. Borrowings as of May 3, 2008 were $63.7 million.

Based on Handleman Company’s filing of a Certificate of Dissolution, its activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid creditor claims and obligations; and making a distribution to Handleman’s shareholders, if available.

Based on the Company’s net asset balance as of May 2, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its creditors. As a result, creditors will be paid according to their priority in the following hierarchy and pro rata within the priority category. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Proration Percentage	Total Assets Available for Distribution
Wind down related costs	$11,046	100%	$11,046
Taxes (income and other)	3,100	100%	3,100
Unsecured creditor claims, including termination costs for the pension plans of $18,541	34,215	83%	28,340
Shareholder distribution	—	—	—

	$48,361		$42,486

Shortfall			$5,875

It is likely that payment of unsecured creditor claims will not be made for at least six to twelve months in order to provide funds for payment to creditors yet unknown. These projected payments are based on significant estimates and judgments. The actual amount and timing of cash distributions will depend on a variety of factors, including, but not limited to, the sale of the Company’s remaining assets, collection of the remaining future proceeds from the sale of Crave and REPS, actual costs incurred in connection with the wind down of operations and market fluctuations as it relates to the Company’s U.S. and Canadian pension plans.

The Company intends to liquidate its remaining asset, its corporate office building in Troy, Michigan. The Company is hopeful that sale of this remaining asset will occur with favorable terms and in a reasonable period of time. The price at which the Company may be able to sell its corporate building will depend largely on factors beyond the Company’s control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, public market perceptions and limitations on transferability of certain assets.

On February 10, 2009, during the Company’s fourth quarter of fiscal 2009, the Company entered into an asset purchase agreement related to the sale of certain assets of the Crave Entertainment subsidiary companies. The cash received at closing related to this sale totaled $8,103,000, which consisted of payments for accounts receivable of $4,625,000; inventory of $3,518,000; and property, plant and equipment of $100,000, less accrued employee vacation liabilities assumed by buyer of $140,000. For a more detailed discussion on this transaction see Note 1 of Notes to Consolidated Financial Statements.

On April 6, 2009, during the Company’s fourth fiscal quarter of fiscal 2009, the Company entered into an asset purchase and assignment agreement related to certain assets of REPS. The cash received at closing related to this sale totaled $250,000 and represented an advance against future revenue sharing. The asset purchase and assignment agreement provided for additional payments to Handleman of up to $1,000,000, based on defined revenue sharing terms. See Note 1 of Notes to Consolidated Financial Statements for additional information related to this sale transaction.

Included in the net assets shortfall of $5.9 million as of May 2, 2009, was $24.5 million of cash and cash equivalents, and $0.8 million in cash held in escrow related to the sales of certain assets of the Company’s Canadian and UK subsidiaries. The Company does not believe, based upon its value of net assets as of May 2, 2009, that it will have sufficient funds to settle its liabilities and obligations in full with unsecured creditors. The Company also believes it is unlikely that there will be excess cash for distribution to the Company’s shareholders. These assumptions are subject to changes based upon the timing of and proceeds from asset sales, and the ultimate settlement of liabilities, particularly related to the Company’s U.S. pension plan. Working capital as of May 3, 2008 was $62.5 million, of which $1.0 million was cash and cash equivalents.

At May 2, 2009, accounts receivable relates to the Crave and REPS operations.

The Company had no significant off-balance sheet arrangements as of May 2, 2009.

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

New Accounting Pronouncements

Although many new accounting pronouncements were issued during fiscal 2009, the following pronouncements were applicable to the Company as a result of the Company’s transition to the liquidation basis of accounting:

SFAS No. 157

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, this pronouncement does not require any new fair value measurements. The Company adopted this portion of the Statement for the fiscal year beginning May 3, 2009. The effective date for SFAS No. 157 has been delayed by the FASB for non financial assets and non financial liabilities. SFAS No. 157 was effective for financial assets and liabilities of the Company for the fiscal year beginning May 4, 2008 for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Statement did not have a material impact on the Company’s consolidated financial statements.

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

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and as such, the Company will adopt this Statement in the first quarter of fiscal 2010. SFAS No. 165 is not expected to materially impact the Company’s consolidated financial statements.

Other Information

The Company has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Accordingly, there are no liabilities associated with investments accounted for under the equity method that would be considered material to the Company.

The Company’s financial statements have reported amounts based on historical costs, which represent dollars of varying purchasing power and do not measure the effects of inflation. If the financial statements had been restated for inflation, net income would have been lower because depreciation expense would have to be increased to reflect the most current costs. Management does not believe that inflation within the economies in which the Company conducted business would have a material effect on the Company’s results of operations.

On November 27, 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner. In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that in lieu of the success fee previously agreed to by Handleman and APS, Handleman will pay APS a success fee based on 5% (five percent) of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. It is unlikely that the Company will pay this fee based on the shortfall of net assets as of May 2, 2009. In addition to Mr. Koch, the Managing Director of Handleman UK and one of Handleman’s Vice Presidents of Finance are also employees of Alix Partners that were retained by Handleman Company after Mr. Koch’s appointment. This additional staffing was approved, in advance of their joining Handleman by the CEO Governing Committee, which is a Committee of the Board that was formed to oversee the AlixPartners engagement. Mr. Koch and the Managing Director of Handleman UK are now engaged on a part-time basis by the Company and the Vice President of Finance completed his assignment with Handleman Company in April 2009. All invoices from AlixPartners to the Company are reviewed and approved by a member of the CEO Governing Committee prior to their payment. In accordance with accounting guidance, this relationship is viewed as a related party transaction since the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company has not engaged in any other related party transactions, which would have had a material effect on the Company’s financial position, results of operations or cash flows.

* * * * * * * * * *

This document contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, collection of the remaining estimated proceeds related to the sale of Crave and REPS, successfully selling the Company’s corporate headquarters for an amount reasonably consistent with the Company’s valuation of that asset, maintaining sufficient liquidity to fund wind down operations, retaining key personnel, satisfactory resolution of any outstanding claims or claims which may arise, selling certain other Company’s assets in a timely manner, and other factors discussed in this document and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Changes in Net Assets – For the Period October 5, 2008 to May 2, 2009

Consolidated Statement of Net Assets as of May 2, 2009 and Consolidated Balance Sheet as of May 3, 2008

Consolidated Statements of Operations – For the Five-Month Period Ended October 4, 2008 and the Fiscal Year Ended May 3, 2008

Consolidated Statements of Shareholders’ Equity – For the Five-Month Period Ended October 4, 2008 and the Fiscal Year Ended May 3, 2008

Consolidated Statements of Cash Flows – For the Five-Month Period Ended October 4, 2008 and the Fiscal Year Ended May 3, 2008

Notes to Consolidated Financial Statements

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Handleman Company

We have audited the accompanying consolidated statement of net assets of Handleman Company and subsidiaries (the “Company”) as of May 2, 2009, and the related consolidated statement of changes in net assets for the period October 5, 2008 to May 2, 2009. We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the period May 4, 2008 to October 4, 2008. We have also audited the accompanying consolidated balance sheet of the Company as of May 3, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the shareholders of the Company approved a plan of liquidation on October 1, 2008. As a result, the Company changed its basis of accounting from the going concern basis to a liquidation basis effective October 5, 2008.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets of the Handleman Company and subsidiaries as of May 2, 2009, the consolidated changes in net assets for the period October 5, 2008 to May 2, 2009, the results of their operations and their cash flows for the period May 4, 2008 to October 4, 2008, the financial position as of May 3, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Southfield, Michigan
Date July 30, 2009

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE PERIOD OCTOBER 5, 2008 TO MAY 2, 2009

(in thousands of dollars)

Shareholders’ equity at October 4, 2008	$67,226
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(6,143)
Accrued liquidation costs	(30,669)

Net assets (liquidation basis) as of October 5, 2008	30,414

Net revenues incurred from October 5, 2008 to May 2, 2009	81,789
Net costs incurred from October 5, 2008 to May 2, 2009	(82,531)
Adjust assets and liabilities to fair value	(22,492)
Adjustment to accrued liquidation costs	(13,055)

Net assets (liabilities) liquidation basis as of May 2, 2009	$(5,875)

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF NET ASSETS AS OF MAY 2, 2009 (LIQUIDATION BASIS)

CONSOLIDATED BALANCE SHEET AS OF MAY 3, 2008 (GOING CONCERN BASIS)

(in thousands of dollars except share data)

	May 2, 2009	May 3, 2008
ASSETS
Current assets:
Cash and cash equivalents	$24,526	$1,043
Accounts receivable, less allowances of $2,602 in 2008	7,083	62,479
Merchandise inventories	—	29,404
Other current assets	10,877	10,221
Assets held for sale	—	139,943

Total current assets	42,486	243,090

Property and equipment, net	—	28,870

Goodwill, net	—	6,903
Intangible assets, net	—	35,062
Other assets, net		14,779

Total assets	$42,486	$328,704

LIABILITIES
Current liabilities:
Debt	$—	$63,706
Accounts payable	3,205	31,023
Accrued and other liabilities	13,055	23,548
Accrued liquidation costs	32,101	—
Liabilities held for sale	—	62,298

Total current liabilities	48,361	180,575
Other liabilities	—	6,456
Commitments and contingencies (Note 11)	—	—

Total liabilities	48,361	187,031

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 20,500,000 and 20,464,000 shares issued and outstanding at May 2, 2009 and May 3, 2008, respectively	—	205
Additional paid-in capital	—	788
Accumulated other comprehensive income	—	17,099
Retained earnings	—	123,581

Total shareholders’ equity	—	141,673

Total liabilities and shareholders’ equity	$48,361	$328,704

Net assets (liabilities) liquidation basis	$(5,875)

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008 AND

THE FISCAL YEAR ENDED MAY 3, 2008 (GOING CONCERN BASIS)

(in thousands of dollars except per share data)

	For the Five Months Ended October 4, 2008	For the Fiscal Year Ended May 3, 2008
Revenues	$20	$98
Costs and expenses:
Direct product costs	—	—
Selling, general and administrative expenses	(26,808)	(67,175)
Impairment of subsidiary assets	—	(14,490)

Operating loss	(26,788)	(81,567)
Interest expense	(3,678)	(2,922)
Investment income (expense)	127	(2,365)

Loss before income taxes	(30,339)	(86,854)
Income tax benefit	699	4,145

Net loss from continuing operations	$(29,640)	$(82,709)

Discontinued operations (Note 3):
Loss from operations of discontinued subsidiaries (including net loss on disposal of subsidiary assets of $24,478 for the five-month period ended October 4, 2008)	(15,350)	(9,269)
Income tax expense	(5,788)	(4,807)

Net loss from discontinued operations	$(21,138)	$(14,076)

Net loss	$(50,778)	$(96,785)

Loss per share:
Continuing operations - basic	$(1.45)	$(4.07)

Continuing operations - diluted	$(1.45)	$(4.07)

Discontinued operations - basic	$(1.03)	$(0.69)

Discontinued operations - diluted	$(1.03)	$(0.69)

Net loss - basic	$(2.48)	$(4.76)

Net loss - diluted	$(2.48)	$(4.76)

Weighted average number of shares outstanding during the period
Basic	20,472	20,341

Diluted	20,472	20,341

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008

AND THE FISCAL YEAR ENDED MAY 3, 2008

(GOING CONCERN BASIS)

(in thousands of dollars)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Foreign Currency Translation Adjustment	Employee Benefit Related	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
April 28, 2007	20,291	$203	$22,654	$(5,240)	$—	$220,366	$237,983
Net loss						(96,785)	(96,785)
Adjustment for foreign currency translation, net of tax of $2,301			(1,213)				(1,213)
Employee benefit plan related adjustment, net of tax of $(484)				898			898

Comprehensive loss, net of tax							(97,100)

Stock-based compensation:
Performance shares/units	130	2			567		569
Stock options	—	—			(127)		(127)
Restricted stock and other	43	—			348		348

May 3, 2008	20,464	205	21,441	(4,342)	788	123,581	141,673
Net loss						(50,778)	(50,778)
Adjustment for foreign currency translation, net of tax of $(2,301)			(21,441)				(21,441)
Employee benefit plan related adjustment, net of tax of $1,208				(2,261)			(2,261)

Comprehensive loss, net of tax							(74,480)

Stock-based compensation:
Performance shares/units	67	—			(73)		(73)
Restricted stock and other	(21)	—			106		106

October 4, 2008	20,510	$205	$—	$(6,603)	$821	$72,803	$67,226

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008 AND

THE FISCAL YEAR ENDED MAY 3, 2008 (GOING CONCERN BASIS)

(in thousands of dollars)

	For the Five Months Ended October 4, 2008	For the Fiscal Year Ended May 3, 2008
Cash flows from operating activities:
Net loss	$(50,778)	$(96,785)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation	2,126	15,844
Amortization of definite-lived intangible assets	2,630	7,961
Recoupment of development costs/licensed rights	1,533	11,120
Amortization of financing related fees	5,581	3,070
Loss on extinguishment of debt	—	3,068
Net loss on disposal of subsidiary assets	24,478	—
Impairment of equity investments	—	3,805
Impairment of subsidiary assets and inventory markdowns	—	22,802
Impairment of goodwill	(1,294)	30,035
Gain on sale of investment	—	(957)
Unrealized investment income	—	(215)
Loss on disposal of property and equipment	88	770
Foreign currency translation adjustment	(15,598)	—
Stock-based compensation	96	670
Retirement plans curtailment/settlement charges	—	148
Changes in operating assets and liabilities:
Decrease in accounts receivable	120,714	78,906
Decrease in merchandise inventories	23,395	44,661
(Increase) decrease in other operating assets	(6,801)	6,579
Decrease in accounts payable	(62,208)	(74,491)
Decrease in other operating liabilities	(1,396)	(708)

Total adjustments	93,344	153,068

Net cash provided from operating activities	42,566	56,283

Cash flows from investing activities:
Additions to property and equipment	(553)	(6,702)
License advances and acquired rights	(4,026)	(16,734)
Proceeds from sale of subsidiary assets	51,778	—
Proceeds from escrow settlement for Crave Entertainment Group	1,294	—
Proceeds from disposition of properties and equipment	239	150
Proceeds from sale of investment	—	1,217

Net cash provided from (used by) investing activities	48,732	(22,069)

Cash flows from financing activities:
Issuances of debt	176,472	4,139,371
Repayments of debt	(240,178)	(4,182,574)
Financing related fees	(2,540)	(7,755)
Cash (payments) proceeds from stock-based compensation plans	(62)	120

Net cash used by financing activities	(66,308)	(50,838)

Effect of exchange rate changes on cash	(2,423)	(790)
Net increase (decrease) cash and cash equivalents	22,567	(17,414)
Cash and cash equivalents at beginning of year	1,043	18,457

Cash and cash equivalents at end of period	$23,610	$1,043

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations.

1. Basis of Presentation

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company and on May 5, 2009, the Company filed a Certificate of Dissolution with the State of Michigan. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders, will depend upon a variety of factors, including, but not limited to, the sale of the Company’s corporate headquarters facility, collection of the remaining proceeds from the sale of Crave Entertainment Group, Inc. (“Crave”) and REPS LLC (“REPS”), ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period. However, based on the net asset position of the Company as of May 2, 2009, shareholder distribution is unlikely.

As a result of the Company’s shareholders’ approval of the Plan of Final Liquidation, the Company adopted the liquidation basis of accounting as of October 5, 2008, which was the beginning of the fiscal month closest to the shareholders’ approval date.

The consolidated financial statements for the period ending October 4, 2008 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the results of operations and changes in cash flows for the five months then ended on a going concern basis. The Consolidated Balance Sheet as of May 3, 2008 included in this Form 10-K was derived from the audited consolidated financial statements of the Company included in the Company’s fiscal year 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Liquidation Basis of Accounting

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets are stated at their net realizable value, liabilities are stated at their estimated settlement amounts, and estimated costs through the liquidation date are provided to the extent reasonably determinable.

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

Adjustments of assets and liabilities:	Amount
Prepaid U.S. pension plan adjustment	$3,248
Write down of real estate	1,435
Write down of other fixed assets	689
Prepaid assets adjustment	771

Total	$6,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The adjustment of prepaid pension costs of $3,248,000 resulted from the write off of prepaid pension related balances in the United States (“U.S.”) and Canada, recorded under the going concern basis of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

The Company reduced the carrying value of its corporate headquarters by $1,435,000 to its liquidation value based on recent sales of similar properties and current market conditions.

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked October 5, 2008	Adjustments to Reserves	Payments	Balance at May 2, 2009
U.S. pension plan costs	$11,508	$5,912	$—	$17,420
Outside services	6,701	849	(3,571)	3,979
Contractual commitments	4,699	2,062	(2,255)	4,506
Payroll related costs	4,216	3,278	(3,833)	3,661
Other	3,545	954	(1,964)	2,535

Total	$30,669	$13,055	$(11,623)	$32,101

The Company has a qualified defined benefit pension plan that covers substantially all full-time U.S. employees. The Company performed an actuarial valuation analysis assuming the pension plan would be terminated through the purchase of non-participating group annuity contracts. This resulted in an estimated cost of $11,508,000 at October 5, 2008, which was included in accrued liquidation costs as of that date. The estimated cost to settle the U.S. pension plan as of October 5, 2008 was based upon an average discount rate of approximately 6.5%. This discount rate was derived from interest rates published by the Pension Benefit Guaranty Corporation for the specific purpose of determining the present value of annuities in involuntary and distress terminations of single-employer plans. As of October 5, 2008, the U.S. pension plan assets totaled $45,976,000 and the U.S. pension plan liability totaled $57,484,000.

The Company performed an actuarial valuation analysis as of May 2, 2009. As a result of this analysis, the estimated termination cost for the U.S. pension plan increased by $5,912,000 to $17,420,000 as of May 2, 2009. The U.S. pension plan assets at May 2, 2009 were $42,266,000 and the U.S. pension plan termination liability totaled $59,686,000 at May 2, 2009.

The termination cost of the Canadian pension plan was accrued for under the going concern basis of accounting and is not included in the accrued liquidation costs. As of May 2, 2009, the termination cost for the Canadian pension plan totaled $1,121,000. See Note 9 of Notes to Consolidated Financial Statements for additional information related to the Canadian pension.

The Company reviewed all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The payroll and related expenses as well as all other expenses are principally expected to occur through January 2010. The initial estimate of payroll related costs in the accrued costs of liquidation was increased by $3,278,000 for the period October 5, 2008 through May 2, 2009. This increase was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

principally due to estimated payroll, severance and fringe benefit costs totaling $1,278,000 resulting from the sale of REPS taking significantly longer than anticipated, as well as higher than expected medical claims. Estimated payroll and severance costs for Crave also increased by $851,000 based upon the terms of the agreement for the sale of certain Crave assets. In addition, estimated payroll and fringe benefit costs increased by $597,000 due to corporate employees being retained beyond their originally scheduled departure dates, along with higher than anticipated medical costs. Contractual commitments cost increased by $2,062,000, primarily driven by an exclusive distribution arrangement at Crave, whereby $1,336,000 is payable to a licensor for guaranteed minimum product purchases.

Adjustments to Fair Value

The following table summarizes adjustments to fair value under the liquidation basis of accounting (in thousands of dollars):

Adjustments to fair value:	October 5, 2008 through May 2, 2009
Adjust Crave subsidiary to fair value	$16,309
Adjust REPS subsidiary to fair value	4,167
Adjust real estate to fair value	1,339
Adjust other fixed assets to fair value	677

Total loss	$22,492

Crave

The carrying value of Crave at October 5, 2008 was calculated based on estimated proceeds to be received upon sale based on an average of Letters of Intent received by the Company from prospective buyers as of that date. The Company recorded a loss of $16,309,000, net of legal expenses of $124,000, for the period October 5, 2008 through May 2, 2009, based on proceeds received at closing and estimated future proceeds to be received in accordance with the terms of the agreement. This deterioration in the carrying value of Crave was due to market conditions. During the fourth quarter of fiscal 2009, the Company entered into an asset purchase agreement with Fillpoint LLC (“Fillpoint”) related to the sale of certain assets of the Crave Entertainment subsidiary companies. The sale was completed on February 10, 2009 and the buyer purchased or obtained by license certain assets including: (i) all accounts receivable; (ii) all prepayments and prepaid expenses transferable and related to exclusive distribution or publishing contracts; (iii) all inventory, including goods returned by Crave’s customers following the closing; (iv) all furniture, equipment, office supplies and data processing equipment; (v) all transferable Government Licenses; (vi) certain contracts, including Crave’s exclusive distribution and publishing agreements; (vii) all proprietary rights; and (viii) all choses in action, rights and benefits under any warranties, rights and benefits under any indemnity provision other than those arising under the asset purchase agreement. Liabilities assumed as part of the transaction were: (i) obligations related to assumed contracts arising after the closing date; and (ii) certain trade and other payables.

The cash received at closing totaled $8,103,000, which consisted of $4,625,000 for accounts receivable; $3,518,000 for inventory; and $100,000 for property, plant and equipment; less accrued employee vacation liabilities assumed by Fillpoint of $140,000. Of the total purchase price for accounts receivable, 75% of current accounts receivable, net of reserves and allowances, and excluding the current accounts receivable owed by a certain customer, was paid with the remaining balance of the purchase price to be paid by Fillpoint only as such accounts receivable are collected. Of the total inventory purchase price, half of the purchase price for the inventory on hand at close

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

was paid and the remaining balance is to be paid subsequent to the closing date. Following the closing, the Company will receive: (i) periodic cash payments related to the collection of a certain customer’s current accounts receivable, the collection of other current accounts receivable in excess of the amount received by the Company at closing and the collection of non-current accounts receivable in excess of the amount received by the Company at closing, less collection fees; and (ii) 12.50% of the inventory purchase price (in addition to payment for inventory returned to Fillpoint from customers after closing, less a 5% restocking fee) on each of April 10, 2009, June 10, 2009, August 10, 2009 and October 10, 2009. The carrying value of Crave considered estimated future proceeds related to accounts receivable and inventory in the amounts of $1,646,000 and $3,518,000, respectively, based on the terms of the asset purchase agreement. Payments received in fiscal 2009 related to these estimated future proceeds totaled $1,567,000 for accounts receivable collections and $880,000 for inventory (25% of the remaining balance due). The Company believes the remaining balance due will be collected in full. Fillpoint also agreed to pay the Company 50% of the net profit in excess of $300,000 realized during the 24-month period following the closing with respect to the sale of video games published by Fillpoint and acquired as part of exclusive distribution or publishing agreements assumed by Fillpoint as part of the transaction. The Company has not recorded an asset related to this arrangement because the amount due is not estimable at this time. No payments have been received by the Company related to this exclusive distribution arrangement as of the filing of this Form 10-K.

REPS

The carrying value of REPS at October 5, 2008 was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers as of that date. The Company recorded a loss of $4,167,000, net of legal expenses of $17,000, for the period October 5, 2008 through May 2, 2009 based on proceeds received at closing and estimated future proceeds to be received in accordance with the terms of the agreement. This deterioration in the carrying value of REPS was due to market conditions. During the fourth quarter of fiscal 2009, the Company entered into an asset purchase and assignment agreement with Mosaic Sales Solutions US Operating Co. LLC (“Mosaic”) related to the sale of certain assets of REPS. This sale was completed on April 6, 2009 and Mosaic purchased or assumed certain assets including (i) all contracts, agreements and other arrangements with certain REPS’ customers; (ii) all promotion lists, marketing data and advertising materials used in the REPS business; (iii) all lists of REPS’ customers, suppliers, vendors, prospects and others having a business relationship with REPS; and (iv) all laptop or personal computer equipment or hardware owned by REPS and used by employees of REPS who became employees of Mosaic, with the exception of mobile hardware.

Assets excluded from the agreement included: (i) all cash and cash equivalents; (ii) all current assets of the REPS; (iii) all other contracts and agreements not identified in the agreement, including all office leases related to REPS’ office space and other contract agreements or other arrangements with third party vendors; (iv) all mobile hardware and related software; and (v) all securities and other investments held by REPS. Mosaic will only assume liability for all obligations that arise, accrue and first become due after April 6, 2009, the closing date, related to the purchased customer contracts. All other REPS’ liabilities are retained by the Company.

As consideration for this purchase, Mosaic advanced a cash payment of $250,000 against future revenue sharing, as defined in the agreement. Mosaic will also pay the Company, on a calendar quarterly basis, an amount equal to the revenue sharing amount, which equals 10% of actual revenues earned during the calendar quarter from purchased customer contracts and is not to exceed $1,250,000 in the aggregate. The revenue sharing amount is defined as a percentage of gross annual revenue directly related to purchased customer contracts booked by Mosaic during the twelve-month period subsequent to the closing date as follows: (i) 10% if gross annual revenue is less than $2,000,000; (ii) 12% if gross annual revenue is greater than $1,999,999.99 and less than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$5,000,000; or (iii) 15% if gross annual revenue is greater than $4,999,999.99. At each six-month and twelve-month anniversary after the closing date, a reconciliation and settlement of payments will occur. The Company has not recorded an asset related to any future estimated proceeds of REPS because the amount was not estimable beyond the $250,000 advance. Handleman has provided customary representations and warranties as of the closing date.

Real Estate and Other Fixed Assets

The Company recorded a loss on the carrying value of its corporate headquarters in the amount of $1,339,000 for the period October 5, 2008, through May 2, 2009, under the liquidation basis of accounting. This write down was mainly driven by further deterioration in financial market conditions. The Company also recorded a loss on the carrying value of other fixed assets of $677,000 for the period October 5, 2008 through May 2, 2009 (mainly computer hardware) due to lack of interest from third-party buyers, as well as a further decline in overall economic conditions.

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of May 2, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its unsecured creditors or any distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments (Canada) to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata within the priority category. It is likely that payment of creditor claims will not be made for at least six to twelve months in order to provide funds for payment to creditors yet unknown. The actual amount and timing of cash distributions will depend on a variety of factors, including, but not limited to, the sale of the Company’s remaining assets, collection of the proceeds from the sale of Crave and REPS, ultimate settlement of liabilities, actual costs incurred in connection with the wind down of operations, and market fluctuations in the discount rate as it relates to the settlement of the pension plans.

2. Accounting Policies

Liquidation Basis of Accounting

Accrued Liquidation Costs

Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their estimated settlement amounts and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable.

The transition from the going concern basis of accounting to the liquidation basis of accounting required management to make significant estimates and judgments in many areas. These estimates are subject to change based upon the timing of potential sales and further deterioration in market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

conditions. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period.

Pension Expense

Handleman Company will terminate its U.S. pension plan and purchase a non-participating group annuity contract for all plan participants subject to regulatory approval. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the fair value, or termination value, of the plan. These valuations and the ultimate liability to settle the plan may result in adjustments driven by changes in assumptions due to market conditions.

Handleman Company terminated its Canadian pension plan in the first quarter of fiscal 2009 and will purchase either non participating annuity contracts or make lump-sum payments to participants in the Canadian pension plan following regulatory approval by the Finance Service Commission of Ontario. The Company accrued the termination value of the Canadian pension plan under the going concern basis of accounting.

The liabilities related to these pension plans will be settled at the same payout percentage as all other unsecured creditor claims.

Long-Lived Assets

Long-lived assets are recorded at net realizable value based on valuations, purchase agreements and/or letters of intent from interested third parties, when available. If third-party interest or valuations are unavailable, management relies on a probability weighted cash flow estimation approach.

Income Taxes

The provision for income taxes is based on reported income before income taxes. The Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate and record the tax impact of certain discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim periods in which they occur. Income taxes are allocated between continuing operations, discontinued operations and other comprehensive income by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is allocated to the other sources of income, with a related benefit recorded in continuing operations.

Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the assets will not be realized. In assessing the likelihood of realization, consideration is given to all available evidence including estimates of future taxable income and the character of income needed to realize future benefits. Based on information available to date, the Company recorded any income tax receivable or payable for the ultimate tax amount owed to wind down the Company. The calculation of current and deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the Company’s operations or other facts and circumstances. Further, management must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require the Company to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

adjust its tax assets and liabilities and record additional income tax expense or benefits. With the adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” in fiscal 2008, Handleman Company makes assumptions about individual tax positions before any part of the related benefit can be recognized in its financial statements. A company must consider whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority. In accordance with FIN No. 48, significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves when, despite its belief that its tax return positions are supportable, it is determined that certain positions may be successfully challenged by the taxing authorities. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes.

The Company’s estimates of tax implications related to the liquidation of the Company are subject to change. Accordingly, the amount of liability, if any, will be included in the Company’s financial statements as changes in estimates occur.

Going Concern Basis of Accounting

Business

Handleman Company previously had the following reporting segments: category management and distribution operations, video game operations and all other. As a category manager and distributor of product, the Company created value for its customers by leveraging its core competencies of logistics services, field services and intellectual services. Prior to fiscal 2009, the Company predominately provided full category management services for prerecorded music product to leading retail chains in the U.S., United Kingdom (“UK”) and Canada. The video game operations were related to Crave and the all other segment primarily represented REPS.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal year ended May 2, 2009 (“fiscal 2009”) consisted of 52 weeks and the fiscal year ended May 3, 2008 (“fiscal 2008”) consisted of 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. All subsidiary companies are wholly owned. The Company does not have any significant equity investments other than in companies in which it has voting control.

The Company had intercompany transactions between its U.S. category management and distribution operations and REPS related to revenues and expenses resulting from REPS providing field service for the U.S. music business. As these revenues and expenses are not on-going, costs and associated eliminations have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Foreign Currency Translation

The Company’s foreign subsidiaries utilized the local currency as their functional currency. Therefore, the Company followed the guidance outlined in SFAS No. 52, “Foreign Currency Translation,” to convert the balance sheets and statements of operations of its foreign subsidiaries to United States dollars. The Company used an average exchange rate for the period, based on published daily rates, to convert foreign operational transactions to United States dollars. Assets and liabilities of foreign subsidiaries were converted to United States dollars using the prevailing published exchange rate on the last business day of the fiscal period. Common stock and additional paid in capital were converted at historical exchange rates. Resulting translation adjustments are included as a component of “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheets as of May 3, 2008. Net transaction gains included in “Selling, general and administrative expenses” from continuing operations in the Company’s Consolidated Statements of Operations were $50,000 and $1,029,000 for the five-month period ended October 4, 2008 and the fiscal year ended May 3, 2008, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has deposits in a bank account in excess of FDIC limits.

Accounts Receivable

The table below presents information about the components of the accounts receivable balance included in the Company’s Consolidated Balance Sheet as of May 3, 2008 (in thousands of dollars):

May 3, 2008
Trade accounts receivable	$65,081
Less allowances for:
Gross profit impact of estimated future returns	(440)
Doubtful accounts	(2,162)

Accounts receivable, net	$62,479

Inventory Valuation

Merchandise inventories were recorded at the lower of cost (average cost method) or market. The Company accounted for inventories using the full cost method which included costs associated with acquiring and preparing inventory for distribution. Costs associated with acquiring and preparing inventory for distribution of $3,307,000 and $14,801,000 were incurred during the five months ended October 4, 2008 and the fiscal year ended May 3, 2008, respectively, and were classified as discontinued operations in the Company’s Consolidated Statements of Operations. Merchandise inventories as of October 4, 2008 and May 3, 2008 included $269,000 in each period of such costs.

Prior to the liquidation of assets, the Company’s inventory consisted substantially of compact discs and video game hardware and software, which are not substandard from a functional standpoint. Typically, the Company’s music suppliers offered return privileges for excess inventory quantities. Therefore, inventory reserves were provided for the risk that exists related to the carrying value of non-returnable slow moving inventory that may have exceeded market value, although the effect of markdowns was minimized since the Company’s music vendors generally offered some level of return allowances and price protection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Long-Lived Assets

The Company accounted for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement applies to long-lived assets other than goodwill, and prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment. See Note 4 of Notes to Consolidated Financial Statements for information related to long-lived asset impairment charges recorded in fiscal 2008.

Common Stock Repurchases

The Company is authorized to repurchase shares of its common stock pursuant to authorizations approved by its Board of Directors. Upon repurchase, the Company immediately retires the shares and, as a result, records a reduction in the number of common shares outstanding along with a reduction to additional paid-in-capital (representing the excess of the purchase price over the par value of the shares repurchased) in the period of repurchase/retirement. These transactions generally result in a negative balance in additional paid-in-capital. In the event of an active repurchase program, the negative balance in additional paid-in-capital is subsequently reclassified to retained earnings. The effect of these share repurchase transactions on common shares and shareholders’ equity is included in the Company’s Consolidated Statements of Shareholders’ Equity for all periods presented. The Company has not repurchased shares since fiscal 2006.

Selling, General and Administrative Expenses

The major components of the Company’s selling, general and administrative expenses from continuing operations included in its Consolidated Statements of Operations were as follows:

•	labor expense, which includes corporate office labor and stock-based compensation expense, along with associated payroll taxes and fringe benefits;

•	outside information technology related service expenses;

•	depreciation expense;

•	travel expense;

•	banking fees;

•	outside consulting expense; and

•	repairs and maintenance expense.

Income Taxes

The provision for income taxes is based on reported income before income taxes. The Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate and record the tax impact of certain discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim periods in which they occur. Income taxes are allocated between continuing operations, discontinued operations and other comprehensive income by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets when there is a higher probability the assets will not be realized. In assessing the likelihood of realization, consideration is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

given to estimates of future taxable income, the character of income needed to realize future benefits and all available evidence. With the adoption of FIN No. 48 in fiscal 2008, Handleman Company makes assumptions about individual tax positions before any part of the related benefit can be recognized in its financial statements. A company must consider whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority. In accordance with FIN No. 48, significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves when, despite its belief that its tax return positions are supportable, it is determined that certain positions may be successfully challenged by the taxing authorities. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes.

Value-added taxes are presented in the Company’s Consolidated Statements of Operations on a net-basis, that is, they are excluded from revenues.

Earnings Per Share

The Company computed diluted earnings per share from net loss in accordance with SFAS No. 128, “Earnings Per Share.”

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares because the options’ exercise prices were greater than the average market price of the common shares or as a result of the net losses for the periods presented.

New Accounting Pronouncements

Although many new accounting pronouncements were issued during fiscal 2009, the following pronouncements were applicable to the Company as a result of the Company’s transition to the liquidation basis of accounting.

SFAS No. 157

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, this pronouncement does not require any new fair value measurements. The Company adopted this portion of the Statement for the fiscal year beginning May 3, 2009. The effective date for SFAS No. 157 has been delayed by the FASB for non financial assets and non financial liabilities. SFAS No. 157 was effective for financial assets and liabilities of the Company for the fiscal year beginning May 4, 2008 for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Statement did not have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and as such, the Company will adopt this Statement in the first quarter of fiscal 2010. SFAS No. 165 is not expected to materially impact the Company’s consolidated financial statements.

3. Disposal of Long-Lived Assets – Going Concern Accounting

Assets Held for Sale

During the fourth quarter of fiscal 2008, management committed to a plan that was approved by the Company’s Board of Directors in April 2008, to exit the North American music business and entered into negotiations with Anderson Merchandisers L.P. (“Anderson”) for the sale of certain U.S. and Canadian assets and operations. Therefore, the Company classified the assets and liabilities of its U.S. and Canadian music operations as held for sale in its Consolidated Balance Sheet as of May 3, 2008, in accordance with the guidance provided in SFAS No. 144.

The table below summarizes the major categories of assets and liabilities held for sale at May 3, 2008 (in thousands of dollars):

Assets Held for Sale	May 3, 2008
Accounts receivable	$94,420
Merchandise inventories	37,803
Property and equipment, net	7,635
Other assets	85

Total assets held for sale	$139,943

Liabilities Held for Sale
Accounts payable	$56,839
Accrued and other liabilities	5,459

Total liabilities held for sale	$62,298

Music Business in North America

Pursuant to the decision to exit the music business in North America, Handleman Company entered into separate arrangements with Anderson related to its U.S. and Canadian operations during the first quarter of fiscal 2009. The Company announced on June 2, 2008 that it entered into a definitive Asset Purchase Agreement (“APA”) with Anderson to purchase a portion of the U.S. music inventory and all of the store display fixtures related to its Wal-Mart Stores, Inc. (“Wal-Mart”) business in the U.S. The APA was effective on June 2, 2008, at which time the Company ceased providing music category management and distribution services to Wal-Mart in the U.S. The Company’s remaining non-Wal-Mart category management and distribution customers were substantially transitioned to other suppliers by the end of August 2008. Pursuant to this agreement, an initial purchase of U.S. music inventory was delivered to Anderson, FOB shipping point, from the Company’s Indianapolis, Indiana automated distribution center.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The price paid by Anderson for the initial purchase of U.S. music inventory was $10,783,000, which equaled Handleman’s supplier invoice cost. The price paid by Anderson for the purchase of the Wal-Mart retail display fixtures was $3,629,000, which equaled the net book value of the fixtures as of June 2, 2008. Anderson also paid Handleman $175,000 for transition related services and $5,000,000 as compensation for costs related to handling, packaging, shipping, warehousing, billing and management costs incurred by Handleman in connection with the closing. The Anderson APA related to the U.S. sale of assets resulted in a gain on the sale of $5,124,000, net of legal expenses of $51,000, and generated net cash proceeds of $19,536,000 during the first quarter of fiscal 2009. The gain on the sale was recognized in the first quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statements of Operations; all of the proceeds from the U.S. sale were used to pay Handleman’s lenders and reduce outstanding loan balances.

Also, in accordance with the APA, an additional inventory purchase by Anderson occurred in early September 2008. The additional U.S. inventory purchase by Anderson totaled $1,255,000. This was the final purchase of U.S. music inventory by Anderson. The proceeds were received during the second quarter of fiscal 2009 and were used to pay Handleman’s lenders and reduce outstanding loan balances.

In July 2008, the Company signed a definitive agreement with Anderson to sell all of the music inventory, fixed assets and operations of its Canadian subsidiary, inclusive of customer relationships. This sale was completed on September 2, 2008. Anderson paid Handleman Canada $10,800,000 for the music inventory, $2,738,000 for the net book value of fixed assets, $10,000 for prepaid expenses, plus $1,000,000, less $1,753,000 in assumed liabilities. The total net proceeds of $12,602,000 were received in the second quarter of fiscal 2009, less $750,000, which was being held in escrow for certain representations and warranties (the Company has collected $500,000 of the amount held in escrow as of May 2, 2009). The sale of this Canadian subsidiary resulted in a gain of $419,000, net of legal expenses of $193,000, in the second quarter of fiscal 2009, which was included in discontinued operations in the Company’s Consolidated Statements of Operations. The net cash proceeds received at closing were used to pay Canadian trade accounts payable and reduce outstanding loan balances.

Anderson also agreed to pay the Company a $4,000,000 incentive fee if Handleman identified, sold or transitioned to Anderson any other Handleman business that added value to the U.S. music transaction. The sale of the Canadian subsidiary on September 2, 2008 fulfilled this incentive requirement. The $4,000,000 incentive fee was received during the second quarter of fiscal 2009 upon completion of the Canadian sale and was included in discontinued operations in the Company’s Consolidated Statements of Operations.

Handleman United Kingdom

Handleman UK began providing distribution, replenishment and store merchandising services to Tesco Stores Limited (“Tesco”) in support of its entertainment businesses – specifically music, video and video games – at the beginning of fiscal 2008. Under this arrangement, Tesco retained title to the inventory, which was housed in and distributed from a Handleman UK distribution facility. During the first quarter of fiscal 2009, the Company began actively marketing the Tesco-related assets of Handleman UK by initiating conversations with Tesco and reached an agreement in principle with Tesco to sell certain assets and assume all of the operations related to the Tesco category management and distribution operations, as well as to transfer certain of the Company’s intellectual properties to Tesco. The Handleman UK operations have been reclassified as discontinued operations in the Company’s Statements of Operations for all periods presented in accordance with the guidance provided in SFAS No. 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The sale to Tesco was completed on September 16, 2008. The purchase price paid by Tesco totaled $16,687,000 and related to all of the fixed assets located in the Tesco-dedicated distribution center; certain licensed assets; proprietary computer software held by the Company’s corporate subsidiary; certain business contracts; and certain leased assets and motor vehicles. The sale of assets to Tesco resulted in a gain of $188,000, net of legal expenses of $357,000, in the second quarter of fiscal 2009, which was recorded in discontinued operations in the Company’s Consolidated Statements of Operations. The proceeds from this sale, net of $2,663,000 which was held in escrow for certain indemnifications at the time of sale, were also received in the second quarter of fiscal 2009 and were used to pay UK trade accounts payable, reduce outstanding loan balances and provide cash for operations. The Company has $596,000 remaining in escrow as of May 2, 2009. At the time of this sale all related assets and services of Handleman UK were transitioned to Tesco. Following its discontinuance of business with Tesco, Handleman UK had no on-going operations other than winding down its former business relationship with ASDA, which was completed during fiscal 2009. Handleman UK is undergoing a members voluntary liquidation, which is a formal process by which solvent companies wind down their operations in the UK. This liquidation is expected to be completed in the second quarter of fiscal 2010.

Crave Entertainment

During the fourth quarter of fiscal 2008, the Company announced that it retained an investment banking firm for the purpose of exploring possible strategic options for Crave. An Offering Memorandum for Crave was completed in June 2008 and the Company decided, upon Board approval, to begin actively marketing Crave for sale at that time. The Crave operations have been reclassified to discontinued operations in the Company’s Statements of Operations for all periods presented in accordance with the guidance provided in SFAS No. 144.

In accordance with SFAS No. 144, the Company considered Crave held for sale and adjusted its carrying value at August 2, 2008 and October 4, 2008 under the going concern basis of accounting. A $26,634,000 loss was recorded for the period May 4, 2008 through October 4, 2008 under the going concern basis of accounting. This loss was calculated using projected cash flows prepared by the Company. This loss was recorded in discontinued operations in the Company’s Consolidated Statements of Operations. See Note 1 of Notes to Consolidated Financial Statements for a more detailed discussion on the losses recorded related to the carrying value of Crave.

REPS LLC

In July 2008, the Company retained an investment banking firm to explore strategic options for REPS. An Offering Memorandum for REPS was completed late in the first quarter of fiscal 2009, and the Company began actively marketing REPS for sale early in the second quarter of fiscal 2009. The REPS operation has been reclassified to discontinued operations in the Company’s Statements of Operations for all periods presented, in accordance with SFAS No. 144.

In accordance with SFAS No. 144, the Company considered REPS held for sale during the second quarter of fiscal 2009 and adjusted its carrying value at October 4, 2008 under the going concern basis of accounting. The $7,577,000 loss was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers. This loss was recorded in discontinued operations in the Company’s Consolidated Statements of Operations. See Note 1 of Notes to Consolidated Financial Statements for a more detailed discussion on the losses recorded related to the carrying value of REPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Discontinued Operations

The results of operations for the U.S., Canadian and Handleman UK music category management and distribution businesses, as well as Crave and REPS, are reported in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented in accordance with the guidance in SFAS No. 144. After completion of these sales transactions and the wind down of the remaining business activities, the operations and cash flows of these business units were eliminated from the ongoing operations of the Company, and the Company does not have any continuing involvement in the operations of these businesses.

Upon completion of the Canadian and Handleman UK asset purchase agreements, all of their music category management and distribution operations were transitioned to the buyers in the second quarter of fiscal 2009. As a result, in accordance with SFAS No. 52, the Company recorded foreign currency translation gains of $4,321,000 and $11,320,000 related to the Canadian and UK operations, respectively, offset in part by a foreign currency translation loss of $43,000 related to other foreign operations, resulting from the substantial liquidation of the investments in these businesses. These amounts were recorded in discontinued operations in the Company’s Consolidated Statements of Operations in the second quarter of fiscal 2009 under the going concern basis of accounting.

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

The table below summarizes the discontinued operations included in the Company’s Consolidated Statements of Operations, by segment, for the five months ended October 4, 2008 and the fiscal year ended May 3, 2008 (in thousands of dollars):

	Category Management and Distribution Operations	Video Game Operations	All Other
	Five Months Ended October 4, 2008
Revenues	$117,895	$89,561	$5,207
Pre-tax income (loss) from operations excluding net loss on disposal of subsidiary assets for the five months ended October 4, 2008	8,475	3,866	(3,213)

	Fiscal Year Ended May 3, 2008
Revenues	$884,094	$259,568	$15,462
Pre-tax income (loss) from operations	23,049	(21,335)	(10,983)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4. Impairment and Other Charges

Impairment Charges – Fiscal 2008

The following table summarizes the impairment charges recorded during fiscal 2008 by reporting segment and included in the Company’s Consolidated Statements of Operations (in thousands of dollars):

	Category Management and Distribution Operations	Corporate
Computer software – corporate	$—	$14,490

Total impairment charges included in continuing operations	$—	$14,490

UK machinery and equipment – Tesco business	$1,275	$—
UK machinery and equipment – greeting cards business	1,432	—
U.S. machinery and equipment – U.S. music business	1,483	—

Total impairment charges included in discontinued operations	$4,190	$—

In light of the change in the Company’s future outlook, the Company reviewed its long-lived assets for potential impairment as of the end of fiscal 2008. In April 2008, the Company’s Board of Directors approved that the Company exit the music distribution business in North America and enter into an agreement in principle with Anderson for select U.S. music inventory and all of the store fixtures related to the Wal-Mart business. During the first quarter of fiscal 2009, the Company also began discussions with Tesco, and reached an agreement in principle to sell certain assets and assume all of the operations related to its UK category management and distribution business related to Tesco. Based on the revised Company outlook and the projected cash flows for these business units, impairment analyses were performed in accordance with the guidance in SFAS No. 144, and as a result, certain assets were deemed impaired; accordingly, impairment charges of $15,765,000 were recorded in the fourth quarter of fiscal 2008. These charges primarily related to certain Handleman corporate proprietary and licensed computer software to be transferred to Tesco at the close of the asset purchase agreement with Tesco and Handleman UK’s machinery and equipment and related assets that were used exclusively for the storage and distribution of Tesco inventory to Tesco stores under their current business arrangement.

In addition, an impairment charge related to U.S. machinery and equipment in the Indianapolis, Indiana distribution center, and leasehold improvements on that facility, was recorded in the fourth quarter of fiscal 2008 in the amount of $1,483,000.

During the third quarter of fiscal 2008, Handleman UK and its customer ASDA determined that their business relationship related to the greeting cards business, which began in October 2006, would terminate in May 2008. This decision was mainly due to the customer’s desire to work directly with the greeting cards vendor to service its retail stores. Upon cessation of this greeting cards business relationship, ASDA was no longer a customer of Handleman UK. Management determined that events leading up to and resulting in this separation represented a “triggering event” during the third quarter of fiscal 2008. In accordance with SFAS No. 144, the Company recorded a fixed asset impairment charge of $1,432,000 in the third quarter of fiscal 2008 primarily related to Handleman UK’s machinery and equipment and related assets that were used exclusively for this product line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

No significant impairment charges were recorded for the five months ended October 4, 2008.

Wind Down of the Music Business in North America

Under the going concern basis of accounting, the Company incurred one-time costs related to its decision to exit the music business in North America. These costs were recorded in accordance with the guidance provided in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and related to the category management and distribution operations reporting segment. Costs to be incurred after October 4, 2008 have been estimated and included in accrued liquidation costs under the liquidation basis of accounting.

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

In addition to the one-time costs identified above, the Company recorded inventory markdowns in the amounts of $2,200,000 and $2,760,000 during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively, representing the Company’s best estimate of the adjustment necessary to write down inventory to net realizable value. These inventory markdowns were recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

Handleman United Kingdom

Under the going concern basis of accounting, the Company incurred one-time costs related to the sale of the Tesco-related business (which was completed in the second quarter of fiscal 2009) and the wind down of the remaining UK operations. These costs were recorded in accordance with SFAS No. 146.

In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” because there is a mutual understanding between the employee and the company. A substantial majority of the employees in Handleman UK transitioned with the operations to Tesco upon closing of the asset purchase agreement in the second quarter of fiscal 2009. The Company recorded severance costs of $364,000 in the first five months of fiscal 2009 for the employees discharged related to the wind down of the remaining UK operations. In the first five months of fiscal 2009, the Company incurred legal fees of $445,000 related to the wind down of the UK business. These costs all related to the category management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and distribution operations reporting segment and were charged to discontinued operations in the Company’s Consolidated Statements of Operations. Costs to be incurred after October 4, 2008 to complete the wind down of the Handleman UK business have been estimated and included in accrued liquidation costs under the liquidation basis of accounting.

Handleman UK/ASDA Greeting Cards Supply Arrangement

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

The following table summarizes one-time costs incurred under the going concern basis of accounting in the first five months of fiscal 2009 and since the third quarter of fiscal 2008 when the decision was made to exit the ASDA greeting cards business in the UK. These costs related to the category management and distribution operations reporting segment and have been recorded in discontinued operations in the Company’s Consolidated Statements of Operations (in thousands of dollars):

	Five Months Ended October 4, 2008	Incurred Prior to Fiscal 2009	Total Costs Incurred
Merchandise penalties and inventory shrinkage	$—	$247	$247
Vehicle termination fees	—	176	176
Severance costs	61	—	61

	$61	$423	$484

In the greeting cards business model, Handleman UK did not own the greeting cards product until the product was shipped from its facility. Accordingly, no inventory markdown to liquidation value was required. The payment of one-time costs related to the termination of the greeting cards business was completed in fiscal 2009.

Handleman UK/ASDA Music Supply Arrangement

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

Management determined that events leading up to and resulting in this separation represented an impairment “triggering event” during the fourth quarter of fiscal 2007 and recorded an inventory markdown at that time, representing the Company’s best estimate of the adjustment necessary to mark inventory down to liquidation value. The Company recorded an additional inventory markdown of $1,922,000 in the fourth quarter of fiscal 2008. The Company completed the liquidation of the remaining inventory in the first quarter of fiscal 2009. Exit costs associated with this termination have been recorded in accordance with SFAS No. 146. During fiscal 2008, the Company incurred $2,674,000 in one-time costs related to the discontinuance of the ASDA music business under the going concern basis of accounting. These costs included $1,079,000 related to warehouse and storage costs incurred to liquidate inventory; $850,000 related to inventory liquidation retail outlets;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$655,000 related to third-party consulting costs; and $90,000 related to vehicle contract termination costs. In accordance with UK Transfer of Undertakings (Protection of Employment) regulations, the Company accrued severance costs of $253,000 during fiscal 2008. These amounts were included in discontinued operations in the Company’s Consolidated Statements of Operations. No charges related to the termination of the music arrangement with ASDA were incurred in fiscal 2009.

5. Other Current Assets

The other current assets line item in the Company’s Consolidated Statement of Net Assets as of May 2, 2009 consisted of property and equipment, net of $3,640,000, taxes receivable of $3,081,000, a letter of credit of $2,619,000, deposits of $705,000 and other various current assets of $832,000.

6. Goodwill and Intangible Assets

Goodwill

The Company began actively marketing REPS for sale in the second quarter of fiscal 2009. Accordingly, the Company considered REPS held for sale and adjusted the carrying value of its assets, including goodwill in the amount of $6,903,000, as of October 4, 2008 under the going concern basis of accounting. The valuation was based on estimated proceeds to be received upon sale based on an average of Expressions of Interest Letters received by the Company from prospective buyers. This adjustment was included in discontinued operations in the Company’s Consolidated Statements of Operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information related to the write down of REPS.

The Company accounted for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company performed an annual impairment test for goodwill in the fourth quarter of each fiscal year or as business conditions warranted a review. The goodwill test for impairment was conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, was compared to its fair value. Fair value was estimated using a discounted cash flow methodology.

The Company performed its annual goodwill impairment tests during the fourth quarter of fiscal 2008. A third-party valuation was obtained to determine the fair value of the Crave and REPS entities using projected cash flows prepared by the Company; management determined that the fair value of Crave did not exceed its carrying value and, as a result, all of the Crave goodwill was deemed impaired. This impairment for Crave was mainly due to future cash flows being negatively impacted by Crave’s strategy to increase expenditures related to its software development business, specifically to increase its investments in exclusive distribution arrangements. In accordance with SFAS No. 142, the Company recorded a goodwill impairment charge of $26,629,000, under the going concern basis of accounting, related to Crave in the fourth quarter of fiscal 2008. The charge was included in discontinued operations in the Company’s Consolidated Statements of Operations. The valuation for REPS resulted in no goodwill impairment.

During the third quarter of fiscal 2008, Handleman UK determined in conjunction with its customer ASDA, that their business relationship related to the greeting cards business, would terminate effective May 2008. Due to the discontinuance of this business in the UK, an impairment test of goodwill related to the Handleman UK reporting unit was performed in the third quarter of fiscal 2008. As a result of this test, no goodwill impairment charge was recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company also performed its annual goodwill impairment test related to Handleman UK as of the fourth quarter of fiscal 2008. Based on the Company’s decision in the first quarter of fiscal 2009 to begin discussions with Tesco for the possible sale of the Tesco-related UK operations, the projected cash flows of that entity changed significantly from the assumptions used in the third quarter. Using the new assumptions for cash flow and fair value for Handleman UK, management determined that all of the Handleman UK goodwill was impaired, based on the guidance provided in SFAS No. 142. The Company recorded a goodwill impairment charge of $3,406,000 under the going concern basis of accounting in the fourth quarter of fiscal 2008. This charge was included in discontinued operations in the Company’s Consolidated Statements of Operations.

The following table summarizes the changes in the Company’s goodwill, under the going concern basis of accounting, by reporting segment, for the fiscal year ended May 3, 2008 and the first five months of fiscal 2009 (in thousands of dollars):

	Category Management and Distribution Operations	Video Games	All Other
Balance as of April 28, 2007	$3,406	$26,629	$6,903
Impairment charges	(3,406)	(26,629)	—

Balance as of May 3, 2008	$—	$—	$6,903
Carrying value adjustment	—	—	(6,903)

Balance as of October 4, 2008	$—	$—	$—

Intangible Assets

The Company’s intangible assets predominately related to the acquisitions of Crave and REPS. The Company performed annual impairment analyses, or as business conditions warranted a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusted, as necessary, the value of its intangible assets. The Company performed its annual impairment tests in the fourth quarter of fiscal 2008. A third-party valuation was prepared in accordance with SFAS No. 144 for the Crave and REPS intangible assets and management determined that these assets were not impaired. Accordingly, no impairment charge was recorded during fiscal 2008. As a result of the Crave and REPS business units being marketed for sale, the Company adjusted the carrying values of these entities, including intangibles during the second quarter of fiscal 2009 under the going concern basis of accounting. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information related to the losses recorded on the carrying values of Crave and REPS.

Internally Developed Video Game Software

Crave, through one of its subsidiary companies, published video game titles under the Crave brand name. These titles supported Sony, Nintendo and/or Microsoft video game platforms and were distributed by Crave. As a result, Crave incurred obligations to contracted video game software developers and, in some cases, obligations to intellectual property right holders.

Under its software development agreements, payments were typically based on the achievement of defined milestones, which varied by agreement. Such milestones included payments due at the signing of the agreements, design and/or technical achievements and delivery of completed product; these advances were typically not refundable. These developed games were the property of Crave. Software development costs were recorded in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which required that these costs be capitalized once technological feasibility of a product is established and such costs are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

determined to be recoverable. Under this guidance, technological feasibility should be evaluated on a product-by-product basis. Payments prior to technological feasibility, or amounts otherwise related to software development that are not capitalized, should be charged immediately to research and development expense. Crave generally engaged independent software developers experienced with the current video game platforms developed by the manufacturers. Due to the experience of the software developers and the established game platform technology, technological feasibility was already proven prior to the beginning of, or occurred very early in, the development cycle. Therefore, Crave typically did not incur any research and development costs. The Company did not incur any research and development costs for the five-month period ended October 4, 2008 or the fiscal year ended May 3, 2008, because technological feasibility related to the development of video game titles was established prior to the start of game development.

Software development payments were classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheet. Commencing upon product release, these payments were amortized as royalty expense based upon the ratio of current revenues to total projected revenues, generally over a period of approximately 18 months, and included in discontinued operations in the Company’s Consolidated Statements of Operations. The Company performed quarterly analyses, comparing the carrying value of its software development costs with the expected sales performance of the specific products for which the costs relate. Management’s judgments and estimates were utilized in the ongoing assessment of the recoverability of these advances. Based on such analyses, the Company adjusted, when necessary, the value of its software development costs.

Certain software development agreements may have required Crave to make additional payments based on pre-defined sales volumes. Subject to these terms, once all advance payments to developers were expensed, additional payments to developers may have been required. These additional payments were accrued as royalties and included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheet.

Under Crave’s intellectual property licensing agreements, payments were made to licensors in exchange for the rights to utilize intellectual properties owned by the licensors (e.g. popular animated characters, including all designs, themes and story lines) that may be used in the development of video game software. Payments to licensors allowed Crave the limited right to use these intellectual properties, and at no time did Crave take ownership of these intellectual properties. Advances under these licensing agreements typically occurred at the signing of the agreements and were not refundable. License advance payments were classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheet. Commencing upon product release, these payments were amortized as royalty expense based upon the ratio of current revenues to total projected revenues, generally over a period of approximately 18 months, and included in discontinued operations in the Company’s Consolidated Statements of Operations. The Company performed quarterly analyses comparing the carrying value of its license advances with the expected sales performance of the specific products to which the costs relate. Management’s judgments and estimates were utilized in the ongoing assessment of the recoverability of these advances. Based on such analyses, the Company adjusted, when necessary, the value of its license advances. Certain intellectual property licensing agreements may have required Crave to make additional payments based on sales volumes. Subject to these terms, once all advance payments to licensors were expensed, additional payments to licensors may have been required. These additional payments were accrued as royalties and are included in “Accrued and other liabilities” in the Company’s Consolidated Balance Sheet.

Purchased Video Game Software

Crave also purchased video game software from other software developers that supported Sony, Nintendo and Microsoft video game platforms. As a distributor, Crave occasionally entered into exclusive distribution agreements with these video game suppliers. Under these exclusive distribution agreements, Crave had the right to sole distribution of the agreed upon video software

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

games. The agreements varied by supplier, and may have obligated Crave to pay minimum distribution fees or purchase a specified number of units over a designated period of time. Payments under these exclusive distribution agreements were usually made at the time the agreements were signed, at the time of manufacturing, or in some instances, at the time of product receipt by Crave. These exclusive distribution advances were classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheet and were amortized as royalty expense based upon sales of product purchased from these suppliers, and included in “Direct product costs” in the Company’s Consolidated Statements of Operations. Under certain of these exclusive distribution agreements, additional payments to these suppliers may have been required if pre-defined minimum purchase volumes were exceeded. These additional payments were also classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheet. Management’s judgments and estimates were utilized in the ongoing assessment of the recoverability of these advances.

Accrued royalties as of May 3, 2008 totaled $673,000.

The following information relates to intangible assets subject to amortization being held and used as of May 3, 2008 (in thousands of dollars):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
As of May 3, 2008:
Trademark	$7,900	$3,550	$4,350	180 mos.
Customer relationships	28,100	12,350	15,750	227 mos.
Non-compete agreements	4,770	3,466	1,304	37 mos.
Software development costs and distribution/license advances	35,522	21,864	13,658	18 mos.

Total	$76,292	$41,230	$35,062	113 mos.

Royalty expense related specifically to software development costs and licensed rights included in “Recoupment of development costs/licensed rights” in the Company’s Consolidated Statements of Cash Flows is as follows (in thousands of dollars):

Royalty Expense	Five Months Ended October 4, 2008	Fiscal Year Ended May 3, 2008
Software development costs, including write down to net realizable value of $286 and $568 for fiscal years 2009 and 2008, respectively	$1,048	$5,560
Exclusive distribution rights, including write down to net realizable value of $75 and $15 for fiscal years 2009 and 2008, respectively	370	4,775
Licensed intellectual property rights, including write down to net realizable value of $62 for fiscal year 2008	115	785

Total	$1,533	$11,120

The Company’s aggregate amortization expense for the five months ended October 4, 2008 was $4,163,000 and was $18,908,000 for the fiscal year ended May 3, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7. Property and Equipment

As a result of the Company’s Plan of Final Liquidation and the adoption of the liquidation basis of accounting, property and equipment are now classified as Other current assets in the Company’s Consolidated Statement of Net Assets. The remaining assets of the Company are recorded at fair value and depreciation ceased when the assets were deemed held for sale in accordance with accounting guidance.

Property and equipment being held and used as of May 3, 2008 under the going concern basis of accounting, consisted of the following (in thousands of dollars):

May 3, 2008
Land	$640
Buildings and improvements	13,245
Display fixtures	1
Computer hardware and software	21,641
Equipment, furniture and other	24,711

60,238
Less accumulated depreciation	31,368

Total property and equipment, net	$28,870

Property and equipment was recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation were eliminated from the respective accounts and the resulting gain or loss was included in results of operations for the period. Repair costs were charged to expense as incurred.

As a result of the fixed asset impairment charges recorded in the fourth quarter of fiscal 2008, the Company used the adjusted carrying amount of the applicable fixed assets as its new cost basis in accordance with SFAS No. 144. Furthermore, the new cost basis was depreciated over the remaining useful life of that asset.

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized internal labor costs associated with developing computer software. Such costs were depreciated over the expected life of the software, generally three to seven years.

The Company included depreciation expense in “Selling, general and administrative expenses” in its Consolidated Statements of Operations. Depreciation was computed primarily using the straight-line method based on the following useful lives:

Buildings and improvements	Lesser of the lease term or the useful life
Leasehold improvements	Lesser of the lease term or the useful life
Display fixtures	2-5 years
Computer hardware and software	3-7 years
Equipment, furniture and other	3-10 years

8. Debt

Handleman Company has no outstanding debt as of May 2, 2009, compared to borrowings of $63,706,000 as of May 3, 2008. The credit agreement with Silver Point Finance, LLC (“Silverpoint”) was terminated on October 31, 2008 and the credit agreement with General Electric Capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Corporation (“GE Capital”) was terminated on August 1, 2008. As a result of reductions in the size of the Company’s credit facility and ensuing termination, the Company accelerated the write-off of financing related fees in accordance with Emerging Issues Task Force (“EITF”) 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving-Debt Arrangements,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” During the five months ended October 4, 2008, financing related fees expensed were $5,581,000, compared to $6,256,000 for fiscal year 2008.

Total interest expense from both continuing and discontinued operations for the five months ended October 4, 2008 was $15,665,000, compared to $14,636,000 for the fiscal year ended May 3, 2008. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated a portion of its interest expense related to its debt agreements from continuing operations to discontinued operations for fiscal years 2009 and 2008.

Credit Agreements

On April 30, 2007, Handleman Company and certain of its subsidiaries entered into two multi-year, secured credit agreements with Silver Point Finance and GE Capital. Company borrowings under the agreements were limited by the collateral value of certain assets less reserves. On April 30, 2007, the Company also terminated its amended and restated credit agreement dated November 22, 2005 with its lenders and repaid all amounts outstanding under that agreement. Absent a new multi-year credit facility, the Company would have violated covenants under its previous credit agreement.

The Company’s borrowings under its new credit agreements as of May 3, 2008, which matured in April 2012, contained subjective acceleration clauses, and accordingly, were classified as a current liability in accordance with FASB Technical Bulletin 79-3, “Subjective Acceleration Clause in Long-Term Debt Agreements.” The maximum borrowings allowed by the agreements on May 3, 2008 were limited to the collateral value of certain assets less reserves, with a maximum of $223,306,000. The collateral value of certain assets less reserves as of May 3, 2008 was $76,318,000. The weighted average interest rate under the credit agreements was 14.41% for the year ended May 3, 2008.

As of May 3, 2008, the Company was in compliance with all of the covenants in its credit agreements, as amended, with the exception of a capital expenditures covenant, which was waived in the Tenth Amendment to the Company’s credit agreements signed on August 6, 2008.

The significant terms of the credit agreements, as amended, as of May 3, 2008 were as follows:

Silver Point Finance Credit and Guaranty Agreement

Handleman Company and certain Handleman subsidiaries, as Guarantors; certain lenders; Silver Point Finance, LLC, as administrative agent for the Lenders, in such capacity as Administrative Agent, as Collateral Agent and as Co-Lead Arranger entered into a Credit and Guaranty Agreement dated April 30, 2007 (“Silver Point Finance and Guaranty Agreement”). Pursuant to this agreement, and as of May 3, 2008, Handleman may borrow up to $113,306,000 comprised of (a) $20,856,000 aggregate principal amount of Tranche A Term Loan (“Term Loan A”), (b) $42,450,000 aggregate principal amount of Tranche B Term Loan (“Term Loan B”), and (c) up to $50,000,000 aggregate principal amount of Revolving Commitments (“Revolving Facility”). Handleman has secured the obligations by granting liens against substantially all of its assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The material terms of the Silver Point Finance Credit and Guaranty Agreement as of May 3, 2008 were as follows:

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

The material terms of the GE Capital Credit Agreement were as follows:

Amount	$110,000,000

Interest Rate	Libor plus range of 250 to 300 basis points or Prime rate plus a range of 100 to 150 basis points, based on a performance grid as stated in the GE Capital Credit Agreement

Unused Fee	.50%

Collateral	First priority security interest in all accounts receivable and inventory Second priority interest in all Term Priority Collateral

Covenants to Credit Agreements

Pursuant to the Silver Point Finance Credit and Guaranty Agreement and the GE Capital Credit Agreement, Handleman had several covenants it must maintain in order to borrow under these agreements.

Amendments to Credit Agreements

In June 2007, the Company and its lenders entered into a waiver and amendment to the credit agreements. This waiver and amendment extended the due date for certain post closing matters.

In September 2007, the Company and its lenders entered into a Second Amendment to the credit agreements. This amendment suspended the daily sweep of all United States customer receipts to GE Capital until the Company borrows from GE Capital and extended the period that allows the Company’s UK and Canadian cash balance ceiling limits to include outstanding checks.

In November 2007, the Company and its lenders entered into a Third Amendment to the credit agreements. This amendment revised the agreements to reflect the merger between two of the Company’s subsidiaries, Handleman Entertainment Resources LLC and Handleman Services Company (thereafter known as Handleman Services Company). In addition, this amendment further extended the period that allows the Company’s UK and Canadian cash balance ceiling limits to include outstanding checks. This amendment also waived two instances when the Company’s Canadian cash balance exceeded authorized limits and waived the delivery of copies of certain provincial and corporate tax returns sent to the lenders no later than 15 days after their filing. These defaults were cured prior to the filing of the Company’s Form 10-Q for the second quarter ended October 27, 2007.

In January 2008, the Company and its lenders entered into a Fourth Amendment to the credit agreements. This amendment extended the period that allows the Handleman UK’s cash balance ceiling limits to include outstanding checks.

On March 11, 2008, the Company and its lenders entered into a Fifth Amendment to the credit agreements. This amendment waived a default of an affirmative covenant that relates to a recurring certificate the Company provides its lenders affirming that the Company’s collateral assets are sufficient to support its outstanding debt. As of February 16, 2008, the collateral value of the Company’s assets, as defined by the credit agreements, totaled $109.9 million; the collateral value of the assets to support the Company’s $90.0 million of outstanding debt, as required by the terms of the credit agreements, was $117.9 million, which did not include cash on hand of approximately $55.2 million. The Fifth Amendment reduced the amount of collateral assets the Company must maintain in order to borrow against the credit agreements. Other significant terms within the amendment included daily collateral and accounts payable reporting; providing a rolling 13-week liquidity forecast on a weekly basis; allowing the lenders to syndicate a portion of their credit commitment; an increase in interest rates for the Term A Loan debt and Revolving Debt Facility by 2.0% and the Term B Loan debt by 3.0%; a LIBOR and base interest rate floor of 4.5% and 7.5%,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

respectively; allowing for lower levels of cash in tri-party blocked accounts in Canada and the United Kingdom; suspension of the springing EBITDA test when excess collateral reached certain defined levels; reduction of the authorized level for capital expenditures, license advances and required rights, and exclusive distribution advances; and the addition of a requirement that the Company’s fiscal 2009 budget be completed by March 30, 2008. As consideration for the Fifth Amendment, the Company incurred amendment fees of $2.5 million, payable when the amendment expired or a longer-term amendment was reached, whichever occurred first. The Company did not incur additional amendment fees associated with the negotiation of a longer-term credit amendment with its lenders. Further, as a result of the February 2008 default, the lenders, pursuant to the terms of the agreements, exercised its right to control the Company’s cash effective March 4, 2008. As a result, the Company was required to prepay $20.0 million of its Term A Loan debt on March 4, 2008 based on the amount of its cash balances as of that date. A prepayment premium associated with this early debt repayment in the amount of $1.6 million was incurred on March 4, 2008 and was recorded as “Interest expense” in the Company’s Consolidated Statements of Operations.

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

On May 30, 2008, the Company and its lenders entered into a Seventh Amendment to the credit agreements. In this amendment, the lenders granted Handleman consent to enter into the Asset Purchase Agreement (“APA”) with Anderson Merchandising discussed in Note 2 of Notes to Consolidated Financial Statements. The Seventh Amendment also amended and restated the definitions of: Extraordinary Receipts (as defined in the credit agreements) to include the Incentive Payment (as defined in the APA); and Material Contracts to include the APA and the related transition services exhibit. This amendment added a definition of Wal-Mart Receipts and requires Handleman to pay loans in an amount equal to 75% of such proceeds from Wal-Mart receipts. This amendment also provided for Minimum Asset Coverage and Maximum Percentage Coverage covenants. By no later than June 20, 2008, Handleman and its lenders needed to execute and deliver an amendment to provide for Minimum Asset Coverage and Maximum Coverage Percentage levels from June 21, 2008 through April 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On June 20, 2008, the Company and its lenders entered into an Eighth Amendment to the credit agreements. In this amendment, the lenders amended and restated the definition of Revolving Commitment Termination Date; amended and restated the Call Protection criteria; amended and restated the Prepayment Certificate; amended and restated the Annual Financial Statement section to require an independent certified public accountant of recognized national standing to issue an opinion that states that the consolidated financial statements fairly present, in all material respects, Handleman’s and its Subsidiaries’ financial position as at the dates indicated and the results of their operations and their cash flows for the periods indicated in conformity with GAAP applied on the basis consistent with prior years (except as otherwise disclosed in such financial statements) and that the examination by such accountants in connection with such consolidated financial statements has been made in accordance with the standards of the Public Company Accounting Oversight Board (United States) together with a report on the effectiveness of Handleman’s internal control over financial reporting; deleted the Consolidated Adjusted EBITDA covenant and certain other Calculations; amended and restated the Minimum Asset Coverage test, amended and restated the section requiring a Crave Business Plan by May 15, 2008, and a historical and projected return on investment report for each title owned by Crave by September 15, 2008; and, added a new section requiring a report on Wal-Mart U.S. Music Inventory Returns no later than Monday of each week.

On July 24, 2008, the Company and its lenders entered into a Ninth Amendment to the credit agreements. This amendment provided the lenders’ consent to the Canadian sale transaction as well as releases and waivers to a Canadian law called the Bulk Sales Act that protects the purchaser against claims against the assets by providing the seller the option of making payments to the then outstanding creditors at the time of the asset sale or securing consent to the sale and waiver of payments from the creditors, along with other legal requirements. The Ninth Amendment also provided waivers to an Event of Default regarding failure of Handleman to pay all trade payables in excess of $2,000,000 within 60 days of the due date thereafter.

On August 6, 2008, the company entered into a Tenth Amendment to the new credit agreement with Silver Point. This amendment removed General Electric Capital Corporation from the credit agreements (on August 1, 2008, the Company paid its remaining fee obligations to GE Capital); reduced the revolving credit commitment to $20 million effective August 6, 2008, $15 million on August 30, 2008 and $10 million on October 4, 2008; changed the minimum asset coverage covenant to the greater of outstanding debt or $22.5 million (or $20 million commencing on September 15, 2008, if the Tesco business has been sold by such date) and $70 million on and after October 31, 2008; required the Company to have sold its Tesco business by September 15, 2008; and waived certain events of default (failure to (i) comply with a $4 million limit on consolidated capital expenditures, license advances, exclusive distribution advances and software development costs from the period of January 1, 2008 through May 31, 2008 (the Company was in default of this covenant as of May 3, 2008); and (ii) to deliver the Company’s April, May and June 2008 financial reporting packages by the specified due dates).

9. Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees. In addition, the Company had two non-qualified defined benefit plans, U.S. and Canadian Supplemental Executive Retirement Plans (“SERP”), which covered select employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Pension Plans

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010. Upon approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected late in calendar 2009, the Company will replace the U.S. pension plan with the purchase of a non-participating group annuity contract for all participants, thereby reducing the risk of under funding. Under the liquidation basis of accounting, the Company has $17,420,000 accrued in the costs of liquidation for the purchase of this annuity contract. This purchase is subject to the same payout percentage as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information, including assumptions, related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. Accordingly, the Company recorded a non-cash curtailment gain of $375,000, in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The estimated settlement amount of $1,444,000 was accrued in the second quarter of fiscal 2009, under the going concern basis of accounting. The estimated settlement amount of the Canadian pension plan is $1,121,000 as of May 2, 2009 based on an updated valuation. Final settlement of the Canadian pension plan will occur when the termination is approved by the Financial Services Commission of Ontario and is subject to the same payout percentage as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information, including assumptions, related to the Canadian pension plan termination.

SERP

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. SERP. During the first quarter of fiscal 2008, the Company paid $495,000 in lump sum payments to certain non-executive active and terminated employees from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $260,000 was recorded in the first quarter of fiscal 2008. In accordance with SFAS No. 88, the Company calculated these settlement losses and remeasured the plan assets and benefit obligations resulting from the lump sum payments to the plan participants. As a result of remeasurement, the Company recorded an increase of $101,000 to the unfunded status of the U.S. SERP in the first quarter of fiscal 2008. During the third quarter of fiscal 2008, the Company paid $4,200,000 in lump sum payments to certain U.S. SERP executive and non-executive participants from the U.S. SERP Rabbi Trust. Accordingly, a settlement loss of $135,000 was recorded in the third quarter of fiscal 2008. These payments represented final distribution of the plan assets and the U.S. SERP was no longer in existence at the end of January 2008.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian SERP. Accordingly, a non-cash curtailment charge of $128,000 was recorded, in accordance with SFAS No 88. The Company also paid $341,000 in lump sum payments to all participants in the Canadian SERP during the fourth quarter of fiscal 2008. These payments represented a complete distribution of the Canadian SERP, after which the plan was no longer in existence.

Obligations and Funded Status

The measurement date of the Company’s pension plans are October 4, 2008 and May 3, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following information, for all periods presented, combines U.S. and Canadian pension plans and U.S. and Canadian SERPs.

The projected benefit obligation, fair value of plan assets and funded status at October 4, 2008 and May 3, 2008 for the two defined benefit pension plans and SERPs are as follows (in thousands of dollars):

	Pension Plans		SERPs
	October 4, 2008	May 3, 2008	October 4, 2008	May 3, 2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$55,976	$59,718	$—	$4,838
Service cost	—	443	—	18
Interest cost	1,438	3,439	—	215
Actuarial gain	(5,598)	(3,195)	—	(642)
Settlements	—	—	—	(4,429)
Curtailments	—	(1,551)	—	—
Benefits paid	(1,932)	(2,878)	—	—

Projected benefit obligation at end of year	$49,884	$55,976	$—	$—

Change in plan assets:
Fair value of plan assets at beginning of year	$59,989	$61,306	$—	$—
Actual return on plan assets	(7,543)	1,030	—	—
Company contributions	153	531	—	4,731
Settlements	—	—	—	(4,731)
Benefits paid	(1,932)	(2,878)	—	—

Fair value of plan assets at end of year	$50,667	$59,989	$—	$—

Funded status at end of year	$783	$4,013	$—	$—

Amounts recognized in the Company’s Consolidated Balance Sheets at October 4, 2008 and May 3, 2008 are as follows (in thousands of dollars):

	Pension Plans		SERPs
	October 4, 2008	May 3, 2008	October 4, 2008	May 3, 2008
Prepaid asset, non-current	$2,227	$4,013	$—	$—
Accrued liability, current	(1,444)	—	—	—

Net asset (liability) recognized	$783	$4,013	$—	$—

The accumulated benefit obligation for the two defined benefit pension plans was $49,884,000 and $55,637,000 as of October 4, 2008 and May 3, 2008, respectively. The accumulated benefit obligation for the SERPs was $0 at October 4, 2008 and May 3, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The amounts recognized in “Accumulated other comprehensive income” at October 4, 2008 and May 3, 2008 are as follows (in thousands of dollars):

	Pension Plans		SERPs
	October 4, 2008	May 3, 2008	October 4, 2008	May 3, 2008
Unrecognized prior service costs	$—	$—	$—	$—
Unrecognized losses	10,425	6,957	—	—

Total recognized in accumulated other comprehensive income	$10,425	$6,957	$—	$—

Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans		SERPs
	Five Months Ended October 4, 2008	Fiscal Year Ended May 3, 2008	Five Months Ended October 4, 2008	Fiscal Year Ended May 3, 2008
Service cost	$—	$443	$—	$18
Interest cost	1,438	3,439	—	215
Expected return on plan assets	(1,566)	(4,824)	—	—
Amortization of unrecognized prior service cost, actuarial gain and other	10	72	—	32
Settlements	—	—	—	395
Curtailments	—	(375)	—	128

Net periodic benefit cost	$(118)	$(1,245)	$—	$788

Assumptions

Weighted average assumptions used to determine the actuarial present value of the projected benefit obligation at October 4, 2008 and May 3, 2008 are as follows:

	Pension Plans		SERPs
	October 4, 2008	May 3, 2008	October 4, 2008	May 3, 2008
Discount rate	7.54%	6.56%	n/a	n/a
Rate of compensation Increase	—	5.00%	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Several events occurred during the first five months of fiscal 2009 and the fiscal year 2008, as discussed above, which required the net periodic benefit cost to be calculated for a portion of the year using the following discount rate assumptions:

	Pension Plans	SERPs
Fiscal 2009:
2nd Quarter Canadian pension settlement accrual	4.02%	—

Fiscal 2008:
4th Quarter Canadian pension curtailment	6.00%	—
4th Quarter Canadian SERP curtailment	—	6.28%
3rd Quarter U.S. SERP settlement	—	6.28%
1st Quarter U.S. SERP settlement	—	5.96%

Plan Assets

The Company’s two defined benefit pension plans weighted-average asset allocations at October 4, 2008 and May 3, 2008 by asset category, are as follows:

	Pension Plans
Asset Category	October 4, 2008	May 3, 2008
Equity securities	17.74%	58.69%
Debt securities	81.51	37.54
Other	0.75	3.77

Total	100.00%	100.00%

Pension plan assets are invested in various mutual funds and individual securities, which are overseen by two independent investment advisers. The Pension Trust held no shares of Handleman Company common stock at October 4, 2008 or May 3, 2008. The Company’s strategy for pension plan assets is to provide for growth of capital with a moderate level of volatility. To the extent that Handleman’s pension plans have investments in volatile instruments, Handleman is at risk that its pension plans will be under funded at any given time. During fiscal 2009, Handleman immunized its pension plans thereby removing a significant portion of the economic risk. The Handleman U.S. pension, which is significantly larger than the Canadian pension plan, moved to an 80% long-bond portfolio and 20% equity exposure from 60% equity exposure and a 40% long-bond portfolio. This significantly reduces asset/liability mismatch risk. The weighted average asset allocations for the two defined benefit pension plans at May 2, 2009 by asset category were 15.13%, 84.16% and 0.71% for equity securities, debt securities and other, respectively.

The expected long-term rate of return on assets was 6.56% as of October 4, 2008 and 8.00% as of May 3, 2008. The basis used to determine the overall expected long-term rate of return on assets was the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income are expected to return between 4% and 6%.

Cash Flows

The Company contributed $107,000 to the Canadian pension plan during fiscal 2009. Contributions to the Canadian pension plan for fiscal 2010 will not be determined until the plan’s termination is approved by the Financial Services Commission of Ontario and the assets are distributed. Final contribution to the U.S. pension plan in fiscal 2010 will be made when the non-participating group annuity is purchased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following benefit payments, which reflect future service, as appropriate, are expected to be paid as of October 4, 2008 (in thousands of dollars):

Pension Benefits
2009	$3,504
2010	3,584
2011	2,255
2012	2,969
2013	2,454
2014 – 2018	14,348

10. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment (revised 2004).”

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

The maximum number of shares of stock that have been issued under the 2004 Stock Plan is 750,000 shares. During the first five months of fiscal 2009, the Company granted no shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2004, 479,160 shares of the Company’s stock were available for use under this plan as of October 4, 2008.

The maximum number of shares of stock that may be issued under the 2001 Stock Option and Incentive Plan was 1,600,000 shares. During the first five months of fiscal 2009, the Company granted no shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, there were 169,697 shares of the Company’s stock available for use under this plan as of October 4, 2008.

The Company’s 1998 Stock Option and Incentive Plan continues in effect for outstanding awards under this plan; however, no additional shares will be issued out of this plan.

The Company recorded compensation expense for various stock-based compensation awards issued pursuant to the plans described herein in the amount of $140,000 for the five months ended October 4, 2008 and compensation income of $530,000 for the fiscal year 2008. Related income tax benefit of $49,000 and income tax expense of $190,000 were recorded during the five months ended October 4, 2008 and the fiscal year 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Fair Value Estimation Methodology and Assumptions

The Company’s use of the Black-Scholes option pricing model required management to make various assumptions including the risk-free interest rate, expected term, expected volatility and dividend yield. Expected volatilities were based on the historical volatility of the Company’s stock. The expected term represents the period of time that stock-based compensation awards granted were expected to be outstanding and was estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate for periods during the contractual life of stock-based compensation awards was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the award. Dividend yield assumptions were based on historical patterns and future expectations.

Prior to the adoption of SFAS No. 123(R) on April 30, 2006, the Company used the Black-Scholes option pricing model to determine the fair value of its equity based stock option awards and issuances under its Employee Stock Purchase Plan (“ESPP”). All other awards were based on the intrinsic value of the underlying stock. There were no stock options granted or ESPP shares issued for the five months ended October 4, 2008. The weighted average assumptions used to estimate the fair value for stock options granted and ESPP shares issued for the fiscal year 2008 are as follows:

	Five Months Ended October 4, 2008	Fiscal Year Ended May 3, 2008
Expected life (in years)	—	.5%
Risk-free interest rate	—	3.61%
Expected volatility	—	37.96%
Expected dividend yield	—	0%

The weighted average estimated fair values of stock options granted and ESPP shares issued during the five months ended October 4, 2008 and the fiscal year 2008 were $0 and $1.66, respectively.

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which have various terms (not exceeding 10 years) and vesting periods (not exceeding three years) as approved by the Compensation Committee of the Board of Directors for the fiscal year ended May 3, 2008 and the five months ended October 4, 2008, is set forth below. Options were granted during such years at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of April 28, 2007	730,026	$16.29
Granted	—	—
Terminated	(172,776)	$12.59
Exercised	—	—

Balance as of May 3, 2008	557,250	$17.44
Granted	—	—
Terminated	(71,044)	$19.19
Exercised	—	—

Balance as of October 4, 2008	486,206	$17.18

Exercisable as of October 4, 2008	486,206	$17.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

For the period October 5, 2008 through May 2, 2009 there were no stock options granted or exercised, and an additional 181,832 stock options were terminated. Total exercisable options as of May 2, 2009 were 304,374.

The following relates to the Company’s outstanding and exercisable stock options as of October 4, 2008:

	Total Options Outstanding			Currently Exercisable Options
Exercise Price Range	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$10.31 - $12.99	113,213	$11.67	42 months	113,213	$11.67	42 months
$13.00 - $16.99	217,193	$16.26	46 months	217,193	$16.26	46 months
$17.00 - $22.95	155,800	$22.48	69 months	155,800	$22.48	69 months

Total	486,206			486,206

The weighted average grant date fair values of stock options vested during the first five months of fiscal year 2009 and the fiscal year 2008 were $0 and $8.14, respectively.

There was no unrecognized compensation cost related to unvested stock options as of October 4, 2008 because all options were vested as of this date.

The intrinsic value of the options outstanding and currently exercisable is zero because the exercise price of the options exceeds the Company’s stock price as of October 4, 2008.

Performance Shares

The Company grants performance shares to certain employees as authorized within its stock plans. The performance shares expected to be used was based upon achieving “free cash flow” objectives, as defined, and vested over a three-year period. Expense recorded for performance shares is recognized over the vesting period and is based upon the probability of meeting the Company’s performance target, and is adjusted periodically, as required.

The Company did not grant any performance shares during the first five months of fiscal 2009. In fiscal year 2008, the Company granted 56,800 performance shares, net of forfeitures in the year of grant, of its common stock under the plans. The performance shares issued in fiscal year 2008 were distributed to certain remaining participants at threshold upon employee termination from the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information related to performance shares for fiscal year ended May 3, 2008 and the five months ended October 4, 2008 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 28, 2007	533,920	$15.03	800,880
Granted	87,600	$2.04	131,400
Terminated	(128,120)	$6.69	(192,180)
Distribution (a)	(192,000)	$22.48	(288,000)

Balance as of May 3, 2008	301,400	$9.86	452,100
Granted	—	—	—
Terminated	(92,725)	$9.73	(139,088)
Distribution (b)	(97,275)	$15.47	(145,912)

Balance as of October 4, 2008	111,400	$5.10	167,100

(a)	Performance shares granted in fiscal 2005, which vested on April 28, 2007.

(b)	Performance shares totaling 87,675; 5,550; and 4,100 granted in fiscal 2006, 2007 and 2008, respectively.

For the period October 5, 2008 through May 2, 2009 no performance shares were granted, 37,300 performance shares were terminated and 11,700 performance shares were distributed. The balance of performance shares as of May 2, 2009 totaled 62,400.

As of October 4, 2008, unrecognized compensation cost related to performance shares totaled $49,000.

The weighted average estimated fair values of performance share awards granted during fiscal year 2008 was $2.04.

Performance Units

Beginning in fiscal 2006, the Company granted performance units to certain employees as authorized within its stock plans. The performance units are payable in cash based upon achieving “free cash flow” objectives as defined and measured against pre-determined benchmarks. As of October 4, 2008, approximately $56,000 was recorded as current liabilities in the Company’s Consolidated Balance Sheet. As of October 4, 2008 and May 3, 2008, approximately $22,000 and $30,000, respectively, were recorded as non-current liabilities in the Company’s Consolidated Balance Sheet. Performance units vest over a three-year period and compensation expense associated with these performance units is adjusted to market value at each reporting date over the vesting period.

In fiscal 2008, the Company granted 350,900 performance units, net of forfeitures in the year of grant, under the plans. The performance units issued in fiscal year 2008 were distributed to certain remaining participants at threshold upon employee termination from the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information related to performance units for the fiscal year ended May 3, 2008 and the five months ended October 4, 2008 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of April 28, 2007	449,820	$11.11	674,730
Granted	442,300	$2.04	663,450
Terminated	(228,520)	$6.38	(342,780)

Balance as of May 3, 2008	663,600	$6.60	995,400
Granted	—	—	—
Terminated	(283,275)	$5.58	(424,912)
Distributed	(128,025)	$15.04	(192,038)

Balance as of October 4, 2008	252,300	$3.47	378,450

For the period October 5, 2008 through May 2, 2009 no performance units were granted, 148,500 performance units were terminated, and 23,700 performance units were distributed. The balance of performance units as of May 2, 2009 totaled 80,100.

As of October 4, 2008, unrecognized compensation cost related to performance units totaled $23,300.

The weighted average estimated fair values of performance unit awards granted during fiscal year 2008 was $2.04.

Restricted Stock

The Company granted restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

Restricted stock issued for the fiscal year ended May 3, 2008 and the five months ended October 4, 2008 is as follows:

	Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value
Balance as of April 28, 2007	101,490	$9.67
Granted	49,000	$5.70
Terminated	(33,501)	$8.06
Vested	(28,332)	$11.78

Balance as of May 3, 2008	88,657	$7.41
Granted	12,000	$1.87
Terminated	(3,000)	$7.05
Vested	(40,150)	$8.54

Balance as of October 4, 2008	57,507	$5.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

For the period October 5, 2008 through May 2, 2009 no restricted stock was granted, 24,382 restricted shares were terminated, and 25,123 restricted shares vested. The balance of restricted stock as of May 2, 2009 totaled 8,002.

Restricted stock granted during the first five months of fiscal 2009, net of forfeitures in the year of grant, was 12,000 shares with a weighted-average grant date fair value of $1.87. As of October 4, 2008, unrecognized compensation cost related to restricted stock totaled $129,087.

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

11. Commitments and Contingencies

Contingencies

The Company had a contingent liability with a certain state taxing authority related to the filing and payment of franchise taxes. The Company believed that it filed and paid these taxes appropriately, and filed a protest with this taxing authority. The state court ruled in the Company’s favor on this matter in February 2009. Subsequently, in the fourth quarter of fiscal 2009, the state taxing authority filed an appeal to this state court decision. Because no determination can be made as to the resolution of this issue, as it is neither probable nor estimable, no accrual has been recorded for this item.

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

Guarantees

FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees. The Company guaranteed certain liabilities for wholly-owned subsidiary companies, which were included in the consolidated financial statements of the Company. The Company does not have any significant guarantees of unconsolidated affiliates or third party debt requiring disclosure under the provisions of FIN No. 45.

The Company has tax indemnification agreements related to the sales of each subsidiary company. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Litigation

The Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

12. Segment Information

Prior to the wind down of business operations, the reportable segments of the Company were category management and distribution operations, video game operations and all other as determined using the guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Within the video game operations business segment, the Company generated revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. Product was shipped directly to individual stores. As a result of the Company’s decision in the first quarter of fiscal 2009 to begin marketing Crave for sale, and the subsequent sale of that subsidiary in the fourth quarter of fiscal 2009, the Crave operations have been classified as discontinued operations for all periods presented.

The all other segment primarily represented the Company’s REPS operating segment. REPS provided in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. As a result of the Company’s decision in the second quarter of fiscal 2009 to begin marketing REPS for sale, and the subsequent sale of that subsidiary in the fourth quarter of fiscal 2009, the REPS operations have been classified as discontinued operations.

Because the operations of all the reporting segments are now categorized as discontinued operations, the disclosure of reportable segment information is no longer meaningful and has been excluded for all periods presented. The Company continues to include the corporate function in continuing operations in accordance with SFAS No. 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13. Income Taxes

Income taxes reported for periods prior to October 5, 2008 are allocated between continuing operations, discontinued operations and other comprehensive income in accordance with paragraph 140 of SFAS No. 109, “Accounting for Income Taxes,” which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. SFAS No. 109 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. For the five-month period ended October 4, 2008, the Company reported a loss from continuing operations and a loss from discontinued operations. Pursuant to SFAS No. 109, paragraph 140, the Company allocated income taxes between continuing operations, discontinued operations and other comprehensive income.

The domestic and foreign components of loss from continuing operations before income taxes for the five-month period ended October 4, 2008 and the fiscal year ended May 3, 2008 are as follows (in thousands of dollars):

	Five Months Ended October 4, 2008	Fiscal Year Ended May 3, 2008
Domestic	$30,360	$86,738
Foreign	(21)	116

Loss from continuing operations before income taxes	$30,339	$86,854

Benefit for income taxes related to loss from continuing operations for the five-month period ended October 4, 2008 and the fiscal year ended May 3, 2008 consist of the following (in thousands of dollars):

	Five Months Ended October 4, 2008	Fiscal Year Ended May 3, 2008
Currently payable:
Federal	$699	$—
Foreign	—	(46)
State and other	—	—

	699	(46)
Deferred, net:
Federal	—	—
Foreign	—	4,191
State and other	—	—

	—	4,191

	$699	$4,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table provides a reconciliation of the Company’s resulting income tax from continuing operations from the federal statutory income tax (in thousands of dollars):

	Five Months Ended October 4, 2008	Fiscal Year Ended May 3, 2008
Federal statutory income tax	$(10,619)	$(30,399)
State and local income taxes	—	(297)
U.S. tax on foreign earnings	1,799	11,660
Other permanent items	—	(1,555)
Effect of foreign operations	—	(46)
Net increase in valuation allowance	8,029	18,879
Repatriation of foreign earnings	90	316
Other	2	(2,703)

Resulting income tax benefit from continuing operations	$(699)	$(4,145)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of May 2, 2009, the Company had disposed of substantially all of its operations and, as a result, has no expectation of generating future profits. As a result, the Company established a valuation allowance against all of its net deferred tax assets except those existing at its Canadian operating subsidiary. The Company has significant deferred tax assets largely comprised of federal net operating losses in the United States and United Kingdom of $99,000,000 and $50,000,000, respectively. The United States losses begin to expire in 2029 and the United Kingdom losses are subject to substantial limitations as a result of the pending liquidation of the UK operations. The Company also has significant state net operating losses. Additionally, the Company has capital loss carryforwards of $955,000 that will expire in 2010. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. With respect to its Canadian operations, the Company has a net deferred tax asset as of May 2, 2009 of approximately $380,000 relating to anticipated future cash pension payments. A valuation allowance was not established against this net deferred tax asset as the future payments will result in a Canadian tax loss that can be carried back to recover taxes paid in prior years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Items that gave rise to significant portions of the deferred tax accounts at May 3, 2008 are as follows (in thousands of dollars):

	May 3, 2008
	Deferred Tax Assets	Deferred Tax Liabilities
Allowances	$2,512	$3,637
Carryover losses	25,953	—
Employee benefits	10,259	981
Property and equipment	676	683
Inventory	3,346	—
Tax credit carryforwards	3,851	—
Intangible property	11,789	—
Subsidiary investments	—	1,666
Other	430	50

	$58,816	$7,017
Valuation allowance	(51,264)	—

Net	$7,552	$7,017

Current	$1,045	$4,618
Non-current	6,507	2,399

Net	$7,552	$7,017

Total income taxes paid in fiscal years 2009 and 2008 were approximately $138,000 and $1,000,000, respectively.

14. Equity Investment

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

On November 30, 2007, the VIE defaulted on its first installment on a loan repayment to the Company in the amount of approximately $768,000. This default, coupled with other events occurring in the second quarter of fiscal 2008, including the loss of a major customer by the VIE and a request by the VIE for additional cash funding from the Company to finance ongoing operations, were deemed “triggering events,” indicating that the Company’s carrying value of its investment in this VIE may exceed its fair value. Therefore, an impairment test was performed in accordance with the guidance in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” that resulted in an impairment charge in the second quarter of fiscal 2008 in the amount of $3,454,000. This charge was included in “Investment (loss) income” in the Company’s Consolidated Statements of Operations.

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

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that in lieu of the success fee previously agreed to by Handleman and APS, Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders.

In addition to Mr. Koch, the Managing Director of Handleman UK and one of Handleman’s Vice Presidents of Finance are also employees of AlixPartners that were retained by Handleman Company after Mr. Koch’s appointment. This additional staffing was approved, in advance of their joining Handleman by the CEO Governing Committee, which is a Committee of the Board that was formed to oversee the AlixPartners engagement. Mr. Koch and the Managing Director of Handleman UK are now engaged on a part-time basis by the Company and the Vice President of Finance completed his assignment with Handleman Company in April 2009.

In accordance with SFAS No. 57, “Related Party Disclosures,” these relationships are viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company recorded $1,589,000 of costs related to the APS agreement during the first five months of fiscal 2009 under going concern accounting. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations, and were related to labor and expenses. The Company had $484,000 accrued in “Accounts Payable” in the Company’s Consolidated Balance Sheet as of May 3, 2008. In addition, the Company had prepaid $250,000 related to the CEO retainer, which is included in “Other current assets” for all periods presented. For the fiscal year ended May 2, 2009, the Company has recorded total costs of $2,470,000 related to the APS agreement and has another $574,000 included in accrued liquidation costs in the Company’s Consolidated Statement of Net Assets as of May 2, 2009. All invoices from AlixPartners to the Company are reviewed and approved by a member of the CEO Governing Committee prior to their payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

16. Subsequent Events

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the Michigan Department of Energy, Labor and Economic Growth, Bureau of Commercial Services, Corporate Division. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down its affairs. Under State of Michigan law, before making any distribution to shareholders, a dissolved corporation must pay or make provision for its non-barred, valid debts, including those obligations that arise after the effective date of dissolution, but before the bar date and before the distribution. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations in full, if possible, but if the assets are insufficient to pay them in full, they will be paid according to their priority and pro rata within the priority category; and distributing to Handleman’s shareholders, in proportion to their interests, any proceeds remaining after the payment in full of the Company’s liabilities. In furtherance of the Plan of Liquidation and Dissolution, the Company has merged all remaining U.S. subsidiary company assets and liabilities into one entity, Handleman Company, effective May 4, 2009.

On May 6, 2009, Handleman Company petitioned the Circuit Court for Oakland County, State of Michigan, for an Order of Limited Supervision over the Liquidation of Handleman post-dissolution. On May 20, 2009, the court order was granted and declared that shares of Handleman common stock become non-transferable 30 days after notification to shareholders. Accordingly, Handleman Company’s common shares became non-transferable on June 20, 2009. This allows the Company to reduce costs during liquidation.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of May 2, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of May 2, 2009. The assessment was based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of May 2, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the third fiscal quarter ended January 31, 2009, the Company eliminated the internal audit function in accordance with its liquidation plan. The internal audit function was replaced with a self-certification process as it relates to internal control over financial reporting. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), that occurred during the fourth fiscal quarter ended May 2, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The discussion below sets forth information as of May 31, 2009 regarding the Company’s two Directors.

Eugene A. Miller	Director since 2002 Age 71

Mr. Miller served as Chairman of the Board of Comerica Incorporated and Comerica Bank from January 2002 through his retirement in October 2002. From June 1999 through December 2001, Mr. Miller served as Chairman, President and Chief Executive Officer of Comerica Incorporated and Comerica Bank. From June 1993 until June 1999, Mr. Miller served as Chairman and Chief Executive Officer of Comerica Incorporated and Comerica Bank. Mr. Miller’s banking career began in 1955 with The Detroit Bank, forerunner of Comerica Bank. He rose to chairman, president and chief executive officer of Comerica Incorporated and Comerica Bank prior to the merger of Comerica Incorporated and Manufacturers National Corporation. Mr. Miller earned a bachelor of business administration degree with honors from the Detroit Institute of Technology. Mr. Miller is also a director of DTE Energy, Inc., TriMas Corporation and Amerisure Companies.

James B. Nicholson	Director since 1991 Age 66

Mr. Nicholson has served as President, Chief Executive Officer and Director of PVS Chemicals, Inc. since 1979. PVS manufactures, markets and distributes chemicals for water treatment and industrial use. Operations include six manufacturing facilities and a highly diversified product distribution network. In addition to an extensive customer base in the United Sates, PVS has established itself in markets throughout the world, most notably in Belgium, Canada and Thailand. A 1965 graduate of Stanford University, Mr. Nicholson holds an undergraduate degree in Economics. He earned an MBA degree from the University of Chicago in 1967 and an MS degree in Economics from the London (England) School of Economics in 1968. Mr. Nicholson worked at the London England branch of the First National Bank of Chicago from 1967 to 1970. From 1970 to 1972, he was manager of a Dublin, Ireland office of the same bank. In 1972, Mr. Nicholson joined PVS as a Vice President and assumed the additional duties of Treasurer in 1977. He became President of PVS in 1979 and has served as Chief Executive Officer since that date. Mr. Nicholson is Chairman of the Board of Amerisure Companies.

COMMITTEES OF THE BOARD

Since the last annual meeting of shareholders of the Company, Ms. Elizabeth A. Chappell, Mr. Lloyd E. Reuss, Mr. Adam D. Sexton and Mr. Ralph J. Szygenda have resigned from the Company’s Board of Directors, effective as of April 2, 2009. As a result, the Company’s Board of Directors no longer has any committees.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth information as of May 31, 2009 regarding the executive officers of the Company. Executive officers serve at the pleasure of the Board.

Name and Age		Office and Year First Elected or Appointed

A.A. Koch	67	(1) President and Chief Executive Officer (2007)

Rozanne Kokko	55	(2) Senior Vice President and Chief Financial Officer (2008)

Donald M. Genotti	51	(3) Vice President and Corporate Controller (2001)

1.	A. A. Koch has served as President and Chief Executive Officer through the Company’s engagement of AP Services, LLC since November 2007. AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

2.	Rozanne Kokko was named Senior Vice President and Chief Financial Officer in July 2008. Previously, Ms. Kokko served as Senior Vice President, Finance and National Team since February 2008; Vice President, Wal-Mart United States since October 2006; Vice President, National Team since July 2004; and Vice President, Finance since July 2001.

3.	Donald M. Genotti was named Vice President and Corporate Controller in July 2001. Previously, Mr. Genotti served as Assistant Corporate Controller since March 1997.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and Directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in any of the Company’s equity securities and any changes thereto, and to furnish copies of these reports to the Company. Based on the Company’s review of the insiders’ forms furnished to the Company or filed with the SEC and representations made by the Directors and executive officers of the Company, no insider failed to file on a timely basis a Section 16(a) report in fiscal 2009.

AUDIT COMMITTEE

The Company does not have a separately designated audit committee. Because the Company has only two directors, the full Board of Directors functions as the Company’s Audit Committee.

Item 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

During fiscal 2009, non-employee Directors received an annual cash retainer of $25,000 payable in four quarterly installments of $6,250.

During fiscal 2009, each Director received meeting fees of $1,500 for each Board of Directors meeting attended. In addition, prior to the resignations of Ms. Chappell and Messrs. Reuss, Sexton and Szygenda effective as of April 2, 2009, each member on a Committee was paid at the rate of $1,500 for each Committee meeting attended, with the exception of the Audit Committee Chairman who received Audit Committee meeting fees of $2,500 for each meeting attended and the Compensation Committee Chairman who received Compensation Committee meeting fees of $2,000 for each meeting attended. During fiscal 2009, each Committee Chairman received an annual fee of $3,500.

Directors are reimbursed for travel and other expenses related to attendance at Board and Committee meetings. In addition, during fiscal year 2009 the Chairman was paid an annual fee of $6,000.

The 2004 Stock Plan allows restricted stock grants to non-employee Directors. In September 2008, each non-employee Director received a 2,000 share grant of restricted Handleman Company stock. These shares vest in equal increments over three years.

Under resolutions of the Board of Directors presently in effect, if certain Corporate, Division or Subsidiary Officers should die while serving in such capacity, the Company will pay to the surviving spouse, or if there is no surviving spouse then to the decedent’s estate, the equivalent of one year’s salary (excluding bonuses) based upon the amount being received by the decedent at the time of his or her death, in 24 equal monthly installments commencing one month after death. In the event a Director should die while serving the Company in such position, the Company shall pay to the deceased’s surviving spouse, or if there is no surviving spouse to the deceased’s estate, the equivalent of one year’s cash retainer plus any accrued but unpaid board and committee meeting fees that the deceased was entitled to receive for such services from the Company at the time of his or her death, such amount to be paid in a lump sum one month from the date of death. In addition, the deceased Director’s outstanding restricted stock grants shall immediately vest.

The following table provides information on Handleman Company’s director compensation for non-employee directors in fiscal 2009:

	Director Compensation During the Fiscal Year Ended May 2, 2009
Name	Fees Earned or Paid in Cash (1)	Stock Awards(4)	Total
Elizabeth A. Chappell	$47,500	$11,083	$58,583
P. Daniel Miller	27,923	9,854	37,777
Eugene A. Miller (2)	56,000	11,083	67,083
James B. Nicholson (2) (3)	59,500	11,083	70,583
Irvin D. Reid	35,423	9,750	45,173
Lloyd E. Reuss (2)	50,500	11,083	61,583
Adam D. Sexton	38,500	5,436	43,936
Ralph J. Szygenda	46,000	11,083	57,083

Total	$361,346	$80,455	$441,801

(1)	Includes all fees paid in cash during the fiscal year ended May 2, 2009, including annual retainer fees, committee and chairman fees, and meeting fees.

(2)	Fees paid in cash include the additional retainer for serving as a Board Committee Chairperson paid to Messrs. Eugene A. Miller, James B. Nicholson and Lloyd E. Reuss, each of whom served as a Committee Chairperson during fiscal 2009.

(3)	Fees paid in cash include the additional retainer paid to Mr. James B. Nicholson during fiscal 2009 for serving as Chairman.

(4)	Amounts include the aggregate fair value of shares of restricted stock granted in fiscal 2006 through fiscal 2009 recognized as compensation costs for financial reporting purposes for the fiscal year ended May 2, 2009. The grant date fair value for each share for the fiscal 2006 grant of $14.54 was based on the average of the high and low price of Handleman Company stock on the date of grant. The grant date fair value for each share for the fiscal 2007, fiscal 2008 and fiscal 2009 grants of $7.00, $3.26 and $1.87, respectively, were based on the closing price of Handleman Company stock on the date of grant. Messrs. Eugene A. Miller and James B. Nicholson each held 4,001 restricted shares as of May 2, 2009. Ms. Elizabeth A. Chappell and Messrs. Lloyd E. Reuss, Adam D. Sexton and Ralph J. Szygenda each resigned from the Board of Directors as of April 2, 2009 and as a result all unvested restricted shares held by each of them were cancelled.

COMPENSATION DISCUSSION AND ANALYSIS

The Company’s Board of Directors administers the Company’s executive compensation program. Prior to the resignation of four Directors effective as of April 2, 2009, the Compensation Committee of the Board of Directors administered the Company’s executive compensation programs.

The compensation of Albert A. Koch, the Company’s Chief Executive Officer, has been determined pursuant to the Company’s agreement with AP Services, LLP, which is described under Item 13. “Certain Relationships and Related Transactions.” The Board of Directors thus exercises no ongoing discretion with respect to the compensation of Mr. Koch.

The Board of Directors is also responsible for the oversight of the Company’s retirement plans and health and welfare benefit plans. Additionally, the Board of Directors administers the Company’s various equity compensation plans, and exercises general oversight over the Company’s compensation practices.

SUMMARY COMPENSATION TABLE

	Summary Compensation Table for the Fiscal Year Ended May 2, 2009
Name and Principal Position	Fiscal Year	Salary (2) ($)	Bonus (3) ($)	Stock Awards (4) ($)	Non-Equity Incentive Plan Compen- sation (5) ($)	Change in Pension Value (6) (10) ($)	All Other Compen- sation ($)		Total ($)
Albert A. Koch (1) President and CEO	2009 2008	— —	— —	— —	— —	— —	758,424 588,015		758,424 588,015
Rozanne Kokko Senior VP and CFO	2009	224,327	110,000	3,785	4,565	49,238	264,821	(7)	656,736
Donald M. Genotti VP and Corporate Controller	2009	163,589	162,000	3,564	3,564	—	118,877	(8)	451,594
Khaled Haram (9) Former Senior VP and CFO	2009 2008	64,615 282,826	100,000 68,875	14,250 24,930	— —	— —	33,270 26,201	(11) (11)	212,135 402,832
Mark Albrecht (9) Former Senior VP, Human Resources and Organizational Development	2009 2008	122,692 224,231	97,029 27,500	17,673 64,324	17,673 —	— 5,235	263,699 36,967	(12) (12)	518,766 358,257

(1)	Mr. Koch is not a Handleman Company employee. AP Services, LLC, a subsidiary of AlixPartners, LLP, provided his services to the Company under contract. The amount shown under “All Other Compensation” is the amount expensed for fees to AP Services, LLC for Mr. Koch’s services in all capacities, excluding travel expenses.

(2)	Reflects salary earned in fiscal 2009, Ms. Kokko’s base salary was increased from $225,000 to $260,000 effective as of April 1, 2009. Upon the date of his resignation, Mr. Haram’s base salary was $400,000. Upon the date of his resignation, Mr. Albrecht’s base salary was $220,000.

(3)	On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. The bonus amounts shown for Ms. Kokko and Mr. Genotti of $110,000 and $162,000, respectively, represent retention payments made to retain these employees during the wind down period. The bonus amount shown for Mr. Albrecht includes a retention payment of $88,110 and a discretionary bonus payment of $8,919. The bonus amounts reported for fiscal 2008 for Mr. Albrecht represent KERP payments made to him during the fiscal year. The bonus amount shown for Mr. Haram for fiscal 2009 includes a $100,000 bonus for his contributions to Handleman’s sale of the U.S. music business and his other contributions related to Handleman’s business objectives, and the bonus amount shown for Mr. Haram for fiscal 2008 includes a KERP payment of $31,250 plus a discretionary bonus of $37,625.

(4)	Includes full grant date fair value of all stock-based awards (including performance shares, restricted stock and phantom stock). Grant date fair value is computed under SFAS No. 123(R), applying same valuation model and assumptions as used for financial reporting purposes.

(5)	Reflects awards earned through the management incentive plan.

(6)	Includes annual change in the actuarial present value of accumulated pension and Supplemental Executive Retirement Plan benefits in fiscal 2009.

(7)	Includes severance based on the Change of Control Agreement between Ms. Kokko and the Company, company car benefits, amounts paid for certain life and health insurance benefits and amounts contributed to the named Executive Officer’s 401(k) Plan account for the Company matching of employee contributions. For fiscal 2009, such amounts were $249,092; $8,984; $1,806; and $4,939, respectively.

(8)	Includes severance, company car benefits, amounts paid for certain life and health insurance benefits and amounts contributed to the named Executive Officer’s 401(k) Plan account for the Company matching of employee contributions. For fiscal 2009 such amounts were $102,683; $7,960; $966; and $7,268, respectively.

(9)	On June 30, 2008, Handleman Company accepted the resignation of Mr. Khaled Haram from his position as Handleman’s Senior VP and CFO effective July 2, 2008, and Handleman Company accepted the resignation of Mr. Mark Albrecht from his position as Handleman’s Senior VP Human Resources and Organizational Development effective November 21, 2008.

(10)	As of November 1, 2006, the amounts accrued in the U.S. Supplemental Executive Retirement Plan were frozen for all participants. The SERP covered a select group of management employees of the Company. The computation of benefits under the SERP was based upon a formula that takes into consideration retirement age, years of service up to a maximum of 30 years, and average annual compensation during the highest five consecutive years within the last 10 years of employment. The compensation covered by the SERP includes all earnings from the Company as reported on the employee’s W-2 forms, for base pay, overtime, and bonus payments, plus salary deferrals. No maximum was applied to compensation covered under the SERP. A Trust, established when the SERP was first formed in May 1994 was fully funded to meet SERP obligations. During the fiscal year ended May 3, 2008 SERP payouts were made to settle SERP obligations. Ms. Kokko and Messrs. Genotti and Albrecht received payouts amounting to $10,829; $13,921 and $54,923, respectively.

(11)	Includes company car benefits, annual physical benefits, financial consulting, moving costs, unused vacation, amounts paid for certain life and health insurance benefits and amounts contributed to the named Executive Officer’s 401(k) Plan account for the Company matching of employee contributions. For fiscal 2009, such amounts were $1,641; $0; $1,541; $0; $23,077; $140; and $6,871, respectively, and for fiscal 2008 such amounts were $7,928; $1,825; $1,428; $996; $0; $3,049; and $10,975, respectively.

(12)	Includes severance, company car benefits, annual physical benefits, financial consulting, unused vacation, amounts paid for certain life and health insurance benefits, amounts contributed to the named Executive Officer’s 401(k) Plan account for the Company matching of employee contributions and a retirement account contribution. For fiscal 2009, such amounts were $236,130; $5,005; $0; $2,978; $11,846; $539; $7,201; and $0, respectively, and for fiscal 2008 such amounts were $0; $8,655; $1,500; $3,809; $0; $3,426; $10,594 and $8,983, respectively.

Outstanding Equity Awards as of Fiscal Year-End May 2, 2009
	Option Awards							Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Albert A. Koch President and CEO
Rozanne Kokko Senior VP and CFO	900 934 2,500	(1) (2) (3)			11.83 16.93 22.46	6/03/2012 6/09/2013 6/07/2014
Donald M. Genotti VP and Corporate Controller	901 1,800 1,400 2,500	(4) (1) (2) (3)			15.75 11.83 16.93 22.46	6/12/2011 6/03/2012 6/09/2013 6/07/2014				15,000	(6)	510
Khaled Haram Former Senior VP and CFO
Mark Albrecht Former Senior VP, Human Resources and Organizational Development	2,667 7,000	(2) (3)			16.93 22.46	5/20/2009 5/20/2009	(5) (5)

(1)	Options were granted June 4, 2002 and vested 33.3 percent per year over three years after date of grant.

(2)	Options were granted June 10, 2003 and vested 33.3 percent per year over three years after date of grant.

(3)	Options were granted June 8, 2004 and vested 33.3 percent per year over three years after date of grant.

(4)	Options were granted June 13, 2001 and vested 33.3 percent per year over three years after date of grant.

(5)	Mr. Albrecht resigned from the Company on November 21, 2008. His options expired 180 days after leaving the Company.

(6)	Includes 3,400 performance shares, which vest at the end of the May 1, 2006 through May 2, 2009 performance period if performance goals are met. Also includes 3,400 performance units, which vest at the end of the May 1, 2006 through May 2, 2009 performance period and 8,200 performance units, which vest at the end of the April 29, 2007 to the May 1, 2010 performance period if performance goals are met.

CHANGE OF CONTROL AGREEMENTS

The Company entered into Change in Control Agreements (the “Agreements”) with Khaled Haram, Mark Albrecht and Rozanne Kokko in the event their employment was terminated as a result of, or in connection with, a change in control (as defined in the Agreement). The Agreements automatically renewed December 31 of each year.

On June 30, 2008, the Company accepted the resignation of Mr. Haram from his position as Handleman’s Senior Vice President and CFO effective July 2, 2008. The Company awarded Mr. Haram a one-time $100,000 bonus for his contributions to Handleman’s sale of the U.S. music business to Anderson Merchandising, as announced on June 2, 2008, and his other contributions related to the Company’s business objectives. Mr. Haram’s Change in Control Agreement expired effective with his resignation. On July 2, 2008, Handleman appointed Ms. Rozanne Kokko as its Senior Vice President and CFO. Mr. Albrecht resigned from the Company on November 21, 2008 and is no longer eligible to be paid benefits under his Change in Control Agreement.

In the event of termination of employment or other specified changes in the employment relationship beginning 90 days before and ending two years after a change in control, the Agreements generally provided for payments of:

(a)	All amounts earned or accrued by the Executive through the termination date but not paid as of the termination date, including base salary or compensation, reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the termination date, vacation pay and sick leave; and

(b)	A pro rata bonus for the Company’s current fiscal year in an amount equal to (i) the average of the annual bonus accrued on behalf of the Executive during the Company’s three full fiscal years ended prior to the effective date, multiplied by (ii) a fraction, the numerator of which is the number of days in the current fiscal year through the termination date and the denominator of which is 365; and

(c)	The Company shall pay the Executive as severance pay and in lieu of any further compensation for periods subsequent to the termination date, in a single payment, an amount in cash equal to one times the sum of (i) the Executive’s base salary at the highest rate in effect at any time within 180 days prior to the effective date, and (ii) the average of the annual bonus accrued on behalf of the Executive during the three full fiscal years ended prior to the effective date; and

(d)	For 12 months following the termination date, the Company shall at its expense continue on behalf of the Executive and his dependents and beneficiaries the life insurance, disability, medical, prescription, dental and hospitalization benefits provided to the Executive at any time during the ninety-day period prior to the effective date.

In addition, all restrictions on any outstanding incentive awards (including restricted stock and rights to performance shares and performance units) granted to the Executive under any incentive plan or arrangement shall lapse and such incentive award shall become 100% vested and all stock options granted to the Executive under any incentive plan or arrangement will become 100% vested and immediately exercisable.

The dissolution of the Company resulted in a change in the employment relationship, which triggered a Change in Control payment of $249,092 in the third quarter of fiscal 2009 to Ms. Kokko. Also, Ms. Kokko’s performance shares and performance units became vested at 100%. As a result, Ms. Kokko was issued, at threshold, 1,700 performance shares valued at $221 and received $1,001, at threshold, for 7,700 performance units. In addition, the cost of life and health insurance benefits for one year following the termination date for Ms. Kokko would have been $6,605.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth certain information regarding our equity compensation plans as of May 31, 2009:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in COLUMN A)
	COLUMN A	COLUMN B	COLUMN C
Equity compensation plans approved by security holders	366,774(1)	$14.54	797,353

Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable

Total	366,774(1)	$14.54	797,353

(1)	Column A includes rights to 32,200 and 30,200 performance shares granted, net of forfeitures to date, in fiscal years 2008 and 2007, respectively, of Handleman Company common stock, which would be distributed to the participants if certain fixed performance criteria are satisfied by May 1, 2010 and May 2, 2009.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below reflects the number of shares beneficially owned by (1) each Director of the Company; (2) each Executive Officer of the Company named in the Summary Compensation Table; (3) all Directors, Director Nominees and Executive Officers as a group; and (4) each person or group owning more than five percent of the outstanding shares of Handleman Company Common Stock. Unless otherwise noted, the information is stated as of May 31, 2009 and the beneficial owners exercise sole voting and/or investment power over their shares.

Name of Beneficial Owner	Shares Owned		Percent of Class
Albert A. Koch	21,213		*
Rozanne Kokko	6,756	(a)	*
Donald M. Genotti	19,797	(b)	*
Eugene A. Miller	29,452	(c)	*
James B. Nicholson	39,214	(c)	*
All Directors and Executive Officers as a Group (5 persons)	116,432	(d)
S. Muoio & Co. LLC	4,333,873	(e)	21.1%
Met Investors Advisory, LLC	2,614,013	(e)	12.7%
Aegis Financial Corporation	1,591,320	(e)	7.7%
Dimensional Fund Advisors, Inc.	1,341,095	(e)	6.5%
Kennedy Capital Management, Inc.	1,249,109	(e)	6.1%
Third Avenue Management LLC	1,096,093	(e)	5.3%
Franklin Resources	1,026,500	(e)	5.0%

*	Less than 1% of the Company’s outstanding shares of Common Stock.

(a)	The number shown above as beneficially owned by Ms. Kokko includes 4,334 shares which she has the right to acquire within 60 days of May 31, 2009 pursuant to the Company’s stock option plans (assuming that the stock price reaches certain levels).

(b)	The number shown above as beneficially owned by Mr. Genotti includes 6,601 shares which he has the right to acquire within 60 days of May 2, 2009 pursuant to the Company’s stock option plans (assuming that the stock price reaches certain levels).

(c)	The number shown above as beneficially owned by Mr. Eugene A. Miller and Mr. James B. Nicholson includes 5,000 and 10,000 shares, respectively, which they have the right to acquire within 60 days of May 31, 2009 pursuant to the Company’s stock option plans (assuming that the stock price reaches certain levels).

(d)	All Directors and Executive Officers as a group (5 persons) beneficially owned 116,432 shares of the Company’s outstanding Common Stock as of May 31, 2009, including shares that they have the right to acquire within 60 days of that date pursuant to the Company’s stock option plans.

(e)

Based on information filed with the Securities and Exchange Commission, (1) S. Muoio & Co., LLC, 500 Madison Avenue, Suite 406, New York, New York 10022, owns 4,333,873 shares (21.1%) of the Company’s outstanding Common Stock; (2) Met Investors Advisory, LLC, 5 Park Plaza, Suite 1900, Irvine, California 92614, owns 2,614,043 (12.7%) of the Company’s outstanding Common Stock; (3) Aegis Financial Corporation, 1100 North Glebe Road, Suite 1040, Arlington, VA 22201-4798, owns 1,591,320 shares (7.7%) of the Company’s outstanding Common Stock; (4) Dimensional Fund Advisors, Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401-1005, owns 1,341,095 shares (6.5%) of the Company’s outstanding Common Stock; (5) Kennedy Capital Management, Inc., 10829 Olive Blvd., St. Louis, Missouri 63141 owns 1,249,109 shares (6.1%) of the Company’s outstanding Common Stock; (6) Third Avenue Management LLC, 622 Third Avenue, 32nd Floor, New York, New York 10017-6715, owns 1,096,093 shares (5.3%) of the Company’s outstanding Common Stock; and (7) Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906, owns 1,026,500 shares (5.0%) of the Company’s outstanding Common Stock. Management does not know of any other person who, as of May 31, 2009, beneficially owned more than 5% of the Company’s Common Stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Payments to AP Services, LLC

Mr. Albert Koch, the President and Chief Executive Officer of the Company, has served in those capacities since November 2007 through the Company’s engagement of AP Services, LLC, a Michigan limited liability company. AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, of which Mr. Koch is a Vice Chairman and has served as a Managing Director since 1995 and Partner since 2007. Upon commencement of the agreement a retainer of $250,000 was paid to AP Services to be applied against expenses of AP Services’ personnel upon the completion of the engagement.

During the fiscal years ended May 2, 2009 and May 3, 2008, Handleman Company paid $2,470,000 and $1,274,000, respectively (exclusive of the retainer noted above and the success fee discussed below) to AP Services for interim management services provided by AP Services’ personnel, including the services of its employee, Albert Koch. Mr. Koch is a partner in AlixPartners and thus an indirect equity owner in AP Services. His ownership in AP Services amounts to less than 10% of its total equity.

Per the agreement with AP Services, Handleman initially agreed to pay AP Services a success fee that was equal to 5% of the increase in shareholder market capitalization from the inception of the agreement through the payment due date. On May 29, 2008, Handleman and AP Services amended their agreement with respect to the success fee. The Amendment provides that in lieu of the success fee previously agreed to, Handleman will pay AP Services a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman’s shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRE-APPROVAL POLICIES AND PROCEDURES FOR AUDIT AND NON-AUDIT SERVICES

Pursuant to its charter, the Audit Committee must pre-approve the performance of audit and non-audit services. In pre-approving all audit services and permitted non-audit services, the Audit Committee considers whether the provision of the permitted non-audit services is consistent with applicable law and stock exchange policies and with maintaining the independence of the Company’s independent registered public accounting firm.

Fees of Independent Registered Public Accounting Firm in Fiscal 2009 and Fiscal 2008

The following information sets forth the fees that were billed in fiscal 2009 and fiscal 2008 for audit and other services provided by Grant Thornton, the Company’s independent registered public accounting firm, as well as the Company’s prior auditing firm, for the fiscal year ended May 3, 2008. The Audit Committee, based on its review and discussions with management and Grant Thornton, determined that the provision of these services was compatible with maintaining Grant Thornton’s independence. All of such services were approved in conformity with the pre-approval policies and procedures described above.

	Fiscal Year Ended May 2, 2009	Fiscal Year Ended May 3, 2008 (5)
Audit fees (1)	$670,607	$1,375,976
Audit-related fees (2)	130,664	151,712
Tax fees (3)	271,465	102,567
All other fees (4)	—	1,500

Total fees	$1,072,736	$1,631,755

(1)	Includes recurring audit of consolidated financial statements including statutory audits in accordance with the standards of the Public Company Accounting Oversight Board (United States); services related to SEC registration statements and financial reporting; and fees related to Sarbanes-Oxley Section 404 for the fiscal year ended May 3, 2008.

(2)	Includes audits of employee benefit plans.

(3)	Includes tax return review and tax planning services.

(4)	Includes accounting research subscription fee.

(5)	Included in the audit amounts are $803,000 for the fiscal year ended May 3, 2008, for services performed by Grant Thornton LLP. Included in the audit-related amounts are $151,712 for the fiscal year ended May 3, 2008, for services performed by Grant Thornton LLP.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. The following financial statements and supplementary data are filed as a part of this report under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Changes in Net Assets – For the Period October 5, 2008 to May 2, 2009

Consolidated Statement of Net Assets as of May 2, 2009 and Consolidated Balance Sheet as of May 3, 2008

Consolidated Statements of Operations – For the Five-Month Period Ended October 4, 2008 and the Fiscal Year Ended May 3, 2008

Consolidated Statements of Shareholders’ Equity – For the Five-Month Period Ended October 4, 2008 and the Fiscal Year Ended May 3, 2008

Consolidated Statements of Cash Flows – For the Five-Month Period Ended October 4, 2008 and the Fiscal Year Ended May 3, 2008

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

3. Exhibits as required by Item 601 of Regulation S-K.

(a) The following documents are filed as part of this Annual Report on the Form 10-K:

Exhibit Number	EXHIBIT

3(a)	Handleman Company’s Restated Articles of Incorporation dated June 30, 1989 (Exhibit A to Form 10-K for the year ended May 1, 1993).	*

3(b)	Handleman Company Bylaws adopted March 7, 1990, as amended through February 22, 2006 (Form 8-K dated February 22, 2006).	*

10(a)	1992 Performance Incentive Plan (Form S-8 dated March 5, 1993, File No. 33-59100).	*

10(b)	1998 Stock Option and Incentive Plan (Form S-8 dated December 21, 1998, File No. 333-69389).	*

10(c)	2001 Employee Stock Purchase Plan (Form S-8 dated November 1, 2001, File No. 333-72622).	*

10(d)	2001 Stock Option and Incentive Plan (Form S-8 dated November 1, 2001, File No. 333-72624).	*

10(e)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit A to Form 10-K for the fiscal year ended May 1, 2004).	*

10(f)	Amendment to Handleman Company 1998 Stock Option and Incentive Plan (Exhibit B to Form 10-K for the fiscal year ended May 1, 2004).	*

10(g)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2004).	*

10(h)	Amendment to Handleman Company 1998 and 2001 Stock Options and Incentive Plan (Exhibit 10.3 to Form 10-Q for the quarter ended October 30, 2004).	*

10(i)	2004 Stock Plan (Form S-8 dated November 15, 2004, File No. 333-120485).	*

10(j)	Handleman Company Fiscal Year 2005 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(k)	Fiscal Year 2005 Performance Share Awards Plan (Form 8-K dated June 14, 2005).	*

10(l)	Handleman Company’s Fiscal Year 2006 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(m)	Fiscal Year 2006 Performance Awards Plan (Form 8-K dated June 14, 2005).	*

10(n)	Form of the Handleman Company Annual Management Incentive Plan Participant’s Summary (Exhibit 10(n) to Form 10-K for the fiscal year ended April 30, 2005).	*

Exhibit Number	EXHIBIT

10(o)	Form of Performance Share Grant Agreement (Fiscal 2003) (Exhibit 10(o) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(p)	Form of Performance Share Grant Agreement (Fiscal 2005) (Exhibit (10p) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(q)	Performance Share and Performance Unit Grant Agreement (Fiscal 2006) (Exhibit 10(q) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(r)	Handleman Company Restricted Stock Agreement Long Term Performance Incentive Grant (Exhibit 10(r) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(s)	Form of Handleman Company Key Employee Retention Program Agreement (Exhibit 10(s) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(t)	Handleman Company Severance Guidelines dated May 29, 2008 (Exhibit 99.2 to Form 8-K dated June 2, 2008).	*

10(u)	Severance Agreement between Handleman Company and Stephen Strome dated November 27, 2007 (Exhibit 99.1 to Form 8-K dated November 30, 2007).	*

10(v)	Summary of Directors’ Compensation (Exhibit 10(s) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(w)	Summary of Salary Continuation Death Benefits for Officers and Directors (Exhibit 10(t) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(x)	Handleman Company Defined Contributions Supplemental Executive Retirement Plan (United States). (Exhibit 10(aa) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(y)	Advisory Agreement with David Handleman (Exhibit to Form 10-K for the fiscal year ended April 28, 1990).	*

10(z)	Form of Change of Control/Severance Agreement, generally for grade 14 and higher (Exhibit 10(dd) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(aa)	Form of Change of Control/Severance Agreement for Certain Executive Officers, generally for grade 13 (Exhibit 10(ff) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(bb)	Securities Purchase Agreement among Handleman Company and the Shareholders, Optionholders and Warrantholders of Crave Entertainment Group, Inc. dated October 18, 2005 (Exhibit 10.1 to Form 10-Q for the quarter ended October 29, 2005).	*

10(cc)	Amendment to Securities Purchase Agreement dated November 22, 2005 (Exhibit 10.2 to Form 10-Q for the quarter ended October 29, 2005).	*

10(dd)	Asset Purchase Agreement between Handleman Company and Anderson Merchandisers, L.P. dated June 2, 2008 (Exhibit 10.1 to Form 8-K filed June 2, 2008).	*

10(ee)	Management and Restructuring Services Agreement between Handleman Company and AP Services Inc. dated November 27, 2007 (Exhibit 99.2 to Form 8-K dated November 30, 2007).	*

10(ff)	Amendment to AP Services LLP Agreement dated May 29, 2008 (Exhibit 10.5 to Form 8-K dated June 2, 2008).	*

Exhibit Number	EXHIBIT

10(gg)	$140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated May 1, 2007).	*

10(hh)	$110,000,000 Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated May 1, 2007).	*

10(ii)	Waiver and First Amendment to Credit Agreement dated June 28, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended July 28, 2007).	*

10(jj)	Waiver and First Amendment to the Credit Agreement dated June 27, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended July 28, 2007).	*

10(kk)	Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended October 27, 2007).	*

10(ll)	Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended October 27, 2007).	*

10(mm)	Third Amendment to Credit Agreement dated November 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.3 to Form 10-Q for the quarter ended October 27, 2007).	*

10(nn)	Third Amendment to Credit Agreement dated November 30, 2007 among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.4 to Form 10-Q for the quarter ended October 27, 2007).	*

10(oo)	Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2008).	*

Exhibit Number	EXHIBIT

10(pp)	Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended January 31, 2008).	*

10(qq)	Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.3 to Form 10-Q for the quarter ended January 31, 2008).	*

10(rr)	Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.4 to Form 10-Q for the quarter ended January 31, 2008).	*

10(ss)	Sixth Amendment to Credit Agreement dated April 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and Silver Point Finance, LLC, as administrative agent (Exhibit 10.1 to Form 8-K dated May 15, 2008).	*

10(tt)	Sixth Amendment to Credit Agreement dated April 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and General Electric Capital Corporation, as administrative agent (Exhibit 10.2 to Form 8-K dated May 14, 2008).	*

10(uu)	Seventh Amendment to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.3 to Form 8-K dated June 2, 2008).	*

10(vv)	Seventh Amendment to Credit Agreement dated April 30, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.4 to Form 8-K dated June 2, 2008).	*

10(ww)	Eighth Amendment to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company, and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-lead Arranger and General Electric Capital Corporation, as Co-lead Arranger (Exhibit 10.1 to Form 8-K dated June 25, 2008).	*

10(xx)	Eighth Amendment to credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated June 25, 2008).	*

Exhibit Number	EXHIBIT

10(yy)	Ninth Amendment dated July 24, 2008 to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.2 to Form 8-K dated July 29, 2008).	*

10(zz)	Ninth Amendment dated July 24, 2008 to Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.3 to Form 8-K dated July 29, 2008).	*

10(aaa)	Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada, Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 for Form 8-K dated July 29, 2008).	*

10(bbb)	Tenth Amendment dated August 6, 2008 to the Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated August 6, 2008).	*

10(ccc)	Payoff Letter between Handleman Company and General Electric Capital Corporation dated August 1, 2008 (Exhibit 10.2 to Form 8-K dated August 6, 2008).	*

10(ddd)	Settlement and Release Agreement among Handleman Company and David Handleman dated August 18, 2008 (Exhibit 10.1 to Form 8-K dated August 22, 2008).	*

10(eee)	Amendment Agreement dated September 2, 2008 to the Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 to Form 8-K dated September 3, 2008).	*

10(fff)	Asset Purchase Agreement among Handleman UK Limited and Handleman Company Inc. and Oakwood Distribution dated September 16, 2008 (Exhibit 10.1 to Form 8-K dated September 18, 2008).	*

10(ggg)	Eleventh Amendment dated September 18, 2008 to the Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger (Exhibit 10.2 Form 8-K dated September 18, 2008).	*

Exhibit Number	EXHIBIT

10(hhh)	Asset Purchase Agreement among Crave Entertainment Group, Inc., Crave Entertainment, Inc. and SVG Distribution, Inc. and Fillpoint LLC dated February 10, 2009 (Exhibit 10.1 to Form 8-K dated February 17, 2009).	*

10(iii)	Purchase and Assignment Agreement among REPS, L.L.C. and Handleman Company and Mosaic Sales Solutions US Operating Co., LLC dated April 6, 2009 (Exhibit 10.1 to Form 8-K dated April 6, 2009).	*

14	Handleman Company Code of Business Conduct and Ethics.	*

21	Subsidiaries of the Registrant.	*	*

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	*	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	*	*

* Indicates documents are incorporated herein by reference.

** Indicates documents are filed as part of this Annual Report on Form 10-K.

(b) The following document is furnished as part of this Annual Report on Form 10-K:

Exhibit Number	EXHIBIT

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities Exchange Commission.

Note:	Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED MAY 3, 2008 AND MAY 2, 2009

(in thousands of dollars)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions:
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales Returns	Deductions: Adjustments of, or Charge to, Reserve	Balance at End of Period
Year ended May 3, 2008:
Accounts receivable, allowance for gross profit impact of estimated future returns	$8,719	$(203,635)	$241,373	$41,999	$4,458

Accounts receivable, allowance for doubtful accounts	$4,078	$2,592	$0	$3,161	$3,509

Inventory reserve	$16,760	$7,637	$0	$15,064	$9,333

Income tax valuation allowance	$18,209	$33,055	$0	$0	$51,264

Year ended May 2, 2009:
Accounts receivable, allowance for gross profit impact of estimated future returns	$4,458	$(23,357)	$21,574	$2,675	$0

Accounts receivable, allowance for doubtful accounts	$3,509	$(594)	$0	$2,915	$0

Inventory reserve	$9,333	$3,334	$0	$12,667	$0

Income tax valuation allowance	$51,264	$(51,264)	$0	$0	$0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE: July 30, 2009	BY:	/s/ A.A. Koch
A.A. Koch, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ Rozanne Kokko	/s/ Donald M. Genotti
Rozanne Kokko, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Donald M. Genotti Vice President, Corporate Controller (Principal Accounting Officer)

July 30, 2009	July 30, 2009
DATE	DATE

/s/ Eugene A. Miller	/s/ James B. Nicholson
Eugene A. Miller, Director	James B. Nicholson, Chairman of the Board

July 30, 2009	July 30, 2009
DATE	DATE