Form 10-Q
period 2009-08-01
HANDLEMAN CO /MI/
filed 2009-09-14
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

or

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

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of August 28, 2009 was 20,500,181.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE PERIOD MAY 2, 2009 TO AUGUST 1, 2009

(in thousands of dollars)

Net assets (liabilities) liquidation basis as of May 2, 2009	$(5,875)
Other net costs incurred from May 3, 2009 to August 1, 2009	(813)
Adjust assets and liabilities to fair value	243
Adjustment to accrued liquidation costs—pension	4,429
Adjustment to accrued liquidation costs—other	(762)

Net assets (liabilities) liquidation basis as of August 1, 2009	$(2,778)

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF AUGUST 1, 2009 AND MAY 2, 2009 (LIQUIDATION BASIS)

(in thousands of dollars)

	August 1, 2009 (Unaudited)	May 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,853	$24,526
Accounts receivable	4,307	7,083
Other current assets	8,990	10,877

Total assets	$38,150	$42,486

LIABILITIES
Current liabilities:
Accounts payable	$3,167	$3,205
Accrued and other liabilities	13,009	13,055
Accrued liquidation costs	24,752	32,101

Total liabilities	40,928	$48,361

Net assets (liabilities) - liquidation basis	$(2,778)	$(5,875)

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED AUGUST 2, 2008

(GOING CONCERN BASIS, UNAUDITED)

(in thousands of dollars except per share data)

For the Three Months Ended August 2, 2008
Revenues	$20

Costs and expenses:
Direct product costs	—
Selling, general and administrative expenses	(18,889)

Operating loss	(18,869)
Interest expense	(357)
Investment income	104

Loss before income taxes	(19,122)
Income tax benefit	602

Net loss from continuing operations	$(18,520)

Discontinued operations (Note 4):
Loss from operations of discontinued companies (including net loss on disposal of subsidiary assets of $11,174)	(27,250)
Income tax expense	(775)

Net loss from discontinued operations	$(28,025)

Net loss	$(46,545)

Loss per share:
Continuing operations—basic	$(0.91)

Continuing operations—diluted	$(0.91)

Discontinued operations—basic	$(1.37)

Discontinued operations—diluted	$(1.37)

Net loss—basic	$(2.28)

Net loss—diluted	$(2.28)

Weighted average number of shares outstanding during the period:
Basic	20,409

Diluted	20,409

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-MONTH PERIOD ENDED AUGUST 2, 2008

(GOING CONCERN BASIS, UNAUDITED)

(in thousands of dollars)

For the Three Months Ended August 2, 2008
Cash flows from operating activities:
Net loss	$(46,545)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation	1,654
Amortization of definite-lived intangible assets	1,577
Recoupment of development costs/licensed rights	1,430
Amortization of financing related fees	4,704
Net loss on disposal of subsidiary assets	11,174
Loss on disposal of property and equipment	166
Stock-based compensation	24
Changes in operating assets and liabilities:
Decrease in accounts receivable	94,227
Decrease in merchandise inventories	17,288
Increase in other operating assets	(3,845)
Decrease in accounts payable	(43,353)
Increase in other operating liabilities	709

Total adjustments	85,755

Net cash provided from operating activities	39,210

Cash flows from investing activities:
Additions to property and equipment	(311)
Software development costs and acquired rights	(3,093)
Proceeds from sale of subsidiary assets	19,587
Proceeds from disposition of property and equipment	23

Net cash provided from investing activities	16,206

Cash flows from financing activities:
Issuances of debt	140,744
Repayments of debt	(192,683)
Financing related fees	(2,540)
Cash payments from stock-based compensation plans	(15)

Net cash used by financing activities	(54,494)

Effect of exchange rate changes on cash	(38)
Net increase in cash and cash equivalents	884
Cash and cash equivalents at beginning of period	1,043

Cash and cash equivalents at end of period	$1,927

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company and on May 5, 2009, the Company filed a Certificate of Dissolution with the State of Michigan. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders, will depend upon a variety of factors, including, but not limited to, the final sale of the Company’s corporate headquarters facility, collection of the remaining proceeds from the sale of Crave Entertainment Group, Inc. (“Crave”) and REPS LLC (“REPS”), ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period. However, based on the net asset position of the Company as of August 1, 2009, shareholder distribution is unlikely.

As a result of the Company’s shareholders’ approval of the Plan of Final Liquidation, the Company adopted the liquidation basis of accounting as of October 5, 2008, which was the beginning of the fiscal month closest to the shareholders’ approval date.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through September 14, 2009, the date the financial statements were issued.

The consolidated financial statements for the period ending August 2, 2008 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Consolidated Statement of Operations and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the results of operations and changes in cash flows for the three months then ended on a going concern basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 2, 2009	Adjustments to Reserves	Payments	Balance at August 1, 2009
U.S. pension plan costs	$17,420	$(4,429)	$—	$12,991
Outside services	3,979	879	(1,228)	3,630
Contractual commitments	4,506	(470)	(177)	3,859
Payroll related costs	3,661	656	(1,721)	2,596
Other	2,535	(303)	(556)	1,676

Total	$32,101	$(3,667)	$(3,682)	$24,752

The Company has a qualified defined benefit pension plan that covers substantially all full-time United States (“U.S.”) employees. The Company performed an actuarial valuation analysis assuming the pension plan would be terminated through the purchase of non-participating group annuity contracts. This resulted in an estimated cost of $17,420,000 at May 2, 2009, which was included in accrued liquidation costs as of that date. The estimated cost to settle the U.S. pension plan as of May 2, 2009 was based upon an average discount rate (5.40%) derived from interest rates published by the Pension Benefit Guaranty Corporation (“PBGC”) for the specific purpose of determining the present value of annuities in involuntary and distress terminations of single-employer plans. As of May 2, 2009, the U.S. pension plan assets totaled $42,266,000 and the U.S. pension plan liability totaled $59,686,000.

The Company performed an actuarial valuation analysis as of August 1, 2009. As a result of this analysis, the estimated termination cost for the U.S. pension plan decreased to $12,991,000 as of August 1, 2009. The U.S. pension plan assets were $44,903,000 and the U.S. pension plan termination liability totaled $57,894,000 at August 1, 2009, using an average discount rate of 5.26% derived from rates published by the PBGC. The decrease in the estimated termination cost was primarily due to an increase in the fair value of the plan assets and demographic updates to the pension census data including the removal of participants from the plan that were paid small benefit lump sum payments less than $5,000.

The estimated termination cost for the Canadian pension plan totaled $1,236,000 and has been accrued under Accrued and Other Liabilities in the Company’s Consolidated Statements of Net Assets.

The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions which could affect discount rates and returns on plan assets.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period.

Based on the Company’s net asset balance as of August 1, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its creditors. As a result, creditors will likely be paid according to their priority with taxes taking precedence over unsecured creditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The estimate of outside services costs in the accrued costs of liquidation was increased by $568,000 for the period May 2, 2009 through August 1, 2009 due to estimated insurance and legal costs being higher than anticipated due to the wind down occurring at a slower pace than previously forecasted. In addition, a $311,000 accrual was reclassified from other to outside services.

The payroll and related expenses as well as all other expenses are principally expected to occur through fiscal 2010. The estimate of payroll related costs in the accrued costs of liquidation was increased by $656,000 for the period May 2, 2009 through August 1, 2009. This increase was principally due to higher than anticipated medical costs for a self-insured medical plan covering select severed employees and previous employees that have elected COBRA coverage.

Other Net Costs Incurred

Other net costs incurred from May 3, 2009 to August 1, 2009 primarily included $657,000 of foreign exchange losses on receivables denominated in foreign currencies.

Adjustments to Fair Value

The $243,000 adjustment to fair value recorded during the quarter was principally due to the collection of certain Crave receivables that were previously considered uncollectible.

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of August 1, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its unsecured creditors or any distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments (Canada) to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata within the priority category. It is likely that payment of creditor claims will not be made for at least nine to twelve months in order to provide funds for payment to creditors yet unknown. The actual amount and timing of cash distributions will depend on a variety of factors, including, but not limited to, the final sale of the Company’s remaining assets, collection of the proceeds from the sale of Crave and REPS, ultimate settlement of liabilities, actual costs incurred in connection with the wind down of operations, and market fluctuations in the discount rate as it relates to the settlement of the pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	Other Current Assets – Liquidation Accounting

The other current assets line item in the Company’s Consolidated Statements of Net Assets as of August 1, 2009 consisted of property and equipment, net of $3,612,000, taxes receivable of $2,839,000, a letter of credit of $1,123,000, refundable deposits of $644,000 and other various current assets of $772,000.

3.	New Accounting Pronouncement

Although other new accounting pronouncements were issued during the first quarter of fiscal 2010, the following pronouncement was applied to the Company when considering the liquidation basis for accounting.

SFAS No. 165

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and as such, the Company applied this Statement in its liquidation presentation the first quarter of fiscal 2010. SFAS No. 165 did not materially impact the Company’s consolidated financial statements.

4.	Disposal of Long-Lived Assets – Going Concern Accounting

Music Business in North America

On June 2, 2008, the Company completed an asset purchase agreement with Anderson Merchandisers L. P. (“Anderson”) to purchase a portion of the U.S. music inventory and all of the store display fixtures related to its Wal-Mart Stores, Inc. (“Wal-Mart”) business in the U.S. This agreement resulted in a gain on the sale of $5,124,000, net of legal expenses of $51,000, and generated net cash proceeds of $19,536,000 during the first quarter of fiscal 2009. The gain on the sale was recognized in the first quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statement of Operations. Also, in accordance with this agreement, Anderson purchased additional inventory in early September 2008 totaling $1,255,000; the proceeds were received during the second quarter of fiscal 2009.

On September 2, 2008, the Company completed a separate definitive agreement with Anderson to sell all of the music inventory, fixed assets and operations of its Canadian subsidiary, inclusive of customer relationships. The total net proceeds of $12,602,000 were received in the second quarter of fiscal 2009, less $750,000, which is being held in escrow for certain representations and warranties (the Company has collected $500,000 of the amount held in escrow as of August 1, 2009; the entire balance has been collected as of the date of filing of this Form 10-Q). The sale of this Canadian subsidiary resulted in a gain of $419,000, net of legal expenses of $193,000, in the second quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As a result of the sale of the Canadian subsidiary, the Company also earned an incentive fee from Anderson. This $4,000,000 incentive fee was received during the second quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statement of Operations.

Handleman United Kingdom

On September 16, 2008, the Company sold to Tesco Stores Limited (“Tesco”) certain assets and all of the operations related to the Tesco category management and distribution operations, as well as certain of the Company’s intellectual properties. The purchase price paid by Tesco totaled $16,687,000 and resulted in a gain of $188,000, net of legal expenses of $357,000, in the second quarter of fiscal 2009, which was recorded in discontinued operations in the Company’s Consolidated Statement of Operations. The proceeds from this sale, net of $2,663,000, which was held in escrow for certain indemnifications, were also received in the second quarter of fiscal 2009. The Company has $668,000 remaining in escrow as of August 1, 2009.

Handleman UK is undergoing a members voluntary liquidation, which is a formal process by which solvent companies wind down their operations in the UK. This liquidation is expected to be completed early in calendar 2010.

Crave Entertainment

The Company considered Crave held for sale during the first quarter of fiscal 2009 and adjusted the carrying value of Crave for the periods ended August 2, 2008 and October 4, 2008 under the going concern basis of accounting. These losses of $16,349,000 and $10,285,000, respectively, were calculated using projected cash flows prepared by the Company and were recorded in discontinued operations in the Company’s Consolidated Statement of Operations.

REPS LLC

The Company considered REPS held for sale during the second quarter of fiscal 2009 and adjusted its carrying value at October 4, 2008 under the going concern basis of accounting. The $7,577,000 loss was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers. This loss was recorded in the second quarter of fiscal 2009 in discontinued operations in the Company’s Consolidated Statement of Operations.

Discontinued Operations

The results of operations for the U.S., Canada and Handleman UK music category management and distribution businesses, as well as Crave and REPS, are reported in discontinued operations in the Company’s Consolidated Statement of Operations. After completion of these sales transactions and the wind down of the remaining business activities, the operations and cash flows of these business units were eliminated from the ongoing operations of the Company, and the Company does not have any continuing involvement in the operations of these businesses.

The U.S., Canadian and Handleman UK music operations were previously included in the category management and distribution operations reporting segment, whereas Crave and REPS were previously included in the video game operations and all other reporting segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The table below summarizes the discontinued operations included in the Company’s Consolidated Statement of Operations, by segment, for the three months ended August 2, 2008 (in thousands of dollars):

	Category Management and Distribution Operations	Video Game Operations	All Other
Revenues	$96,385	$46,638	$3,514
Pre-tax income (loss) from operations, excluding net loss on disposal of subsidiary assets	(14,434)	65	(1,707)

5.	Exit Costs

Wind Down of the Music Business in North America

Under the going concern basis of accounting, the Company incurred one-time costs related to its decision to exit the music business in North America. These costs were recorded in accordance with the guidance provided in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and related to the category management and distribution operations reporting segment. Costs to be incurred after October 4, 2008 were estimated and included in accrued liquidation costs under the liquidation basis of accounting.

The following table summarizes one-time costs incurred in the first three months of fiscal 2009 related to the exiting of the music business in North America, which have been recorded in discontinued operations in the Company’s Consolidated Statement of Operations (in thousands of dollars):

	Three Months Ended August 2, 2008
	Severance/ Retention Costs	Contract Termination Costs	Other Costs
Balance as of May 3, 2008	$—	$—	$—
Expensed during the period	6,065	873	216
Cash paid during the period	(2,369)	(873)	(216)

Balance as of August 2, 2008	$3,696	$—	$—

In addition to the one-time costs identified above, the Company recorded an inventory markdown in the amount of $2,760,000 during the first quarter of fiscal 2009 representing the Company’s best estimate of the adjustment necessary to write down inventory to net realizable value. These inventory markdowns were recorded in discontinued operations in the Company’s Consolidated Statement of Operations.

Handleman United Kingdom

Under the going concern basis of accounting, the Company incurred one-time costs related to the sale of the Tesco-related business (which was completed in the second quarter of fiscal 2009) and the wind down of the remaining UK operations. These costs were recorded in accordance with SFAS No. 146.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” because there is a mutual understanding between the employee and the company. A substantial majority of the employees in Handleman UK transitioned with the operations to Tesco upon closing of the asset purchase agreement in the second quarter of fiscal 2009. The Company recorded severance costs of $314,000 in the first three months of fiscal 2009 for the employees discharged related to the wind down of the remaining UK operations. In the first three months of fiscal 2009, the Company incurred legal fees of $184,000 related to the wind down of the UK business. These costs all related to the category management and distribution operations reporting segment and were charged to discontinued operations in the Company’s Consolidated Statement of Operations. Costs to be incurred after October 4, 2008 to complete the wind down of the Handleman UK business were estimated and included in accrued liquidation costs under the liquidation basis of accounting.

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

The following table summarizes one-time costs incurred under the going concern basis of accounting in the first quarter of fiscal 2009 and since the third quarter of fiscal 2008 when the decision was made to exit the ASDA greeting cards business in the UK. These costs related to the category management and distribution operations reporting segment and have been recorded in discontinued operations in the Company’s Consolidated Statement of Operations (in thousands of dollars):

	Three Months Ended August 2, 2008	Incurred Prior to Fiscal 2009	Total Costs Incurred
Merchandise penalties and inventory shrinkage	$—	$247	$247
Vehicle termination fees	—	176	176
Severance costs	61	—	61

	$61	$423	$484

In the greeting cards business model, Handleman UK did not own the greeting cards product until the product was shipped from its facility. Accordingly, no inventory markdown to liquidation value was required. The payment of one-time costs related to the termination of the greeting cards business was completed in fiscal 2009.

6.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010. Following approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, the Company will replace the U.S. pension plan with the purchase of a non-participating group annuity contract for all participants, thereby reducing the risk of under funding. Under the liquidation basis of accounting, the Company has $12,991,000 accrued in the costs of liquidation for the purchase of this annuity contract. This purchase is subject to the same payout percentage as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The estimated settlement amount of the Canadian pension plan is $1,236,000 as of August 1, 2009 based on an updated termination cost. Final settlement of the Canadian pension plan will occur when the termination is approved by the Financial Services Commission of Ontario and is subject to the same payout percentage as all other unsecured creditors under the liquidation basis of accounting.

During the first quarter of fiscal 2009, there were no net periodic benefit costs.

During the first quarter of fiscal 2010, there were no contributions to the pension plans. Contributions to the Canadian pension plan for the remainder of fiscal 2010 will not be determined until the plan’s termination is approved by the Financial Services Commission of Ontario and the assets are distributed. Final contribution to the U.S. pension plan in fiscal 2010 will be made when the non-participating group annuity is purchased.

7.	Contingencies

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

During fiscal 2006, the Company recorded investment income of approximately $4,300,000 related to a gain on the sale of an investment in PRN, a company that provides in-store media networks. Under the terms of the sale agreement, the Company received additional proceeds of $957,000 that were recorded in investment income during the first quarter of fiscal 2008 and expects to receive an additional $410,000 in September 2009, subject to general and tax indemnification claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company had approximately $1,123,000 in a standby letter of credit primarily associated with the requirement to fund certain expenditures related to workers compensation benefits as of August 1, 2009.

The Company has tax indemnification agreements related to the sales of each subsidiary company. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

Litigation

Except as discussed above with respect to state tax litigation, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

8.	Common Stock – Basic and Diluted Shares

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares for the quarter ended August 2, 2008 because the options’ exercise prices were greater than the average market price of the common shares or as a result of the net losses for the periods presented.

9.	Income Taxes

Income taxes under the going concern basis of accounting are allocated between continuing operations, discontinued operations and other comprehensive income in accordance with paragraph 140 of SFAS No. 109, “Accounting for Income Taxes,” which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. SFAS No. 109 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. For the three-month period ended August 2, 2008, the Company reported a loss from continuing operations and a loss from discontinued operations. Pursuant to SFAS No. 109, paragraph 140, the Company allocated income taxes between continuing operations, discontinued operations and other comprehensive income.

Income tax benefit of $602,000 was recorded from continuing operations for the three months ended August 2, 2008.

Income tax expense of $775,000 was recorded from discontinued operations for the three months ended August 2, 2008.

The Company’s estimated net tax liability was $6,406,000 as of August 1, 2009. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.	Related Party Transactions

In November 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer (“CEO”) through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. Because shareholder distribution is unlikely, the Company has not accrued any amount for this success fee as of August 1, 2009.

In addition to Mr. Koch, the Managing Director of Handleman UK and one of Handleman’s Vice Presidents of Finance are also employees of AlixPartners and were retained by Handleman Company after Mr. Koch’s appointment. This additional staffing was approved, in advance of them joining Handleman, by the CEO Governing Committee, which is a Committee of the Board that was formed to oversee the AlixPartners engagement. Mr. Koch is now engaged on a part-time basis by the Company; the Vice President of Finance and the Managing Director of Handleman UK have completed their assignments with Handleman Company.

In accordance with SFAS No. 57, “Related Party Disclosures,” these relationships are viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company had prepaid $250,000 related to the CEO retainer, which is included in “Other current assets.” For the three months ended August 1, 2009, the Company has recorded total costs of $19,000 related to the APS agreement and has another $230,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of August 1, 2009. All invoices from AlixPartners to the Company are reviewed and approved by a member of the Board of Directors prior to their payment.

11.	Subsequent Event

On August 6, 2009, Handleman Company entered into an Agreement of Sale with General Development Company, L.L.C. for the purchase of the Company’s corporate headquarters building in Troy, Michigan in the amount of $3,725,000, payable in cash at the closing of the sale. The closing of the transaction is subject to the purchaser’s 60-day due diligence investigation and to other customary conditions. During this period the purchaser has the right to terminate the agreement without penalty. Based on the terms of the agreement, the transaction could occur within 90 days of the agreement date.

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

Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business, employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax payments and other regulatory filing fees; (iii) payment of unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts to supplement the terminated United States (“U.S.”) and Canadian pension plans; and (iv) distribution to shareholders. Based on the Company’s net asset balance as of August 1, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its unsecured creditors. These creditors will be paid according to their priority and pro rata within the priority category. It is likely that payment will not be made for at least nine to twelve months in order to provide funds for payment to unknown creditors. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders in proportion to their interests as of the close of business on June 20, 2009, the date of record, although shareholder distribution appears unlikely based on the net asset balance of the Company as of August 1, 2009.

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

During the first quarter of fiscal 2010, the Company’s remaining two members of its Board of Directors agreed to discontinue receiving director fees for their services.

Prior to the wind down of business operations, Handleman Company operated as a category manager and distributor of prerecorded music and console video game hardware, software and accessories to leading retailers in the U.S., United Kingdom (“UK”) and Canada. During fiscal 2009, the Company completed sales agreements for certain assets related to the U.S., UK and Canadian category management and distribution operations, as well as the Crave Entertainment Group, Inc. (“Crave”) video game operations and the REPS LLC (“REPS”) field service business unit. All of those operations were wound down and the Company has no continuing involvement in those businesses.

The remaining asset of the Company to be disposed of is the Company’s corporate office building in Troy, Michigan. On August 6, 2009, the Company entered into an Agreement of Sale for the purchase of the corporate office building. The closing of the transaction is subject to the purchaser’s 60-day due diligence investigation and to other customary conditions. During this period the purchaser has the right to terminate the agreement without penalty. Based on the terms of the agreement, the transaction could occur within 90 days of the agreement date. In addition, the Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, the Company will terminate this pension plan and will purchase a non-participating group annuity contract for all of its participants. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed, subject to regulatory approval and at the same payout percentage as other unsecured creditor claims, within a period of nine to twelve months. The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions, which could affect discount rates and returns on plan assets.

The Company believes that cash provided from operations and asset sales will provide sufficient liquidity to fund the Company’s wind down related costs. However, based on the Company’s net asset balance as of August 1, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its unsecured creditors. If the Company is able to generate cash proceeds in excess of its total liabilities and obligations, the Company will distribute any such proceeds to shareholders; however, it appears that any such distribution to shareholders is unlikely.

Critical Accounting Estimates

The Company’s critical accounting estimates under liquidation basis of accounting for the first quarter of fiscal 2010 are consistent with those included in its annual report on Form 10-K for the fiscal year ended May 2, 2009.

The Company made significant estimates and exercised judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 2, 2009	Adjustments to Reserves	Payments	Balance at August 1, 2009
U.S. pension plan costs	$17,420	$(4,429)	$—	$12,991
Outside services	3,979	879	(1,228)	3,630
Contractual commitments	4,506	(470)	(177)	3,859
Payroll related costs	3,661	656	(1,721)	2,596
Other	2,535	(303)	(556)	1,676

Total	$32,101	$(3,667)	$(3,682)	$24,752

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations for the three month period ended August 2, 2008, which primarily includes the Company’s corporate function.

Revenues for the period presented in the Company’s Consolidated Statement of Operations are classified in discontinued operations because all operations of the Company have ceased.

Direct product costs for the period presented in the Company’s Consolidated Statement of Operations are classified in discontinued operations because all operations of the Company have ceased.

Selling, general and administrative expenses were $18.9 million for the first quarter of fiscal 2009.

Loss before interest expense, investment income and income taxes (“operating loss”) was $18.9 million for the first quarter of fiscal 2009.

Interest expense was $0.4 million for the first quarter of fiscal 2009.

Investment income was $0.1 million for the first quarter of fiscal 2009.

Income tax benefit of $0.6 million was recorded in the first quarter of the prior fiscal year.

The Company had a net loss from continuing operations of $18.5 million, or $0.91 per diluted share, for the first quarter of fiscal 2009.

Liquidity and Capital Resources

As a result of Handleman Company’s filing of a Certificate of Dissolution, its activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid creditor claims and obligations; and making a distribution to Handleman’s shareholders, if available.

Based on the Company’s net asset balance as of August 1, 2009, proceeds from the liquidation of assets will be insufficient to provide payment in full to its creditors. As a result, creditors will be paid according to their priority in the following hierarchy and pro rata within the priority category. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Proration Percentage	Total Assets Available for Distribution
Wind down related costs	$9,576	100%	$9,576
Taxes (income and other)	2,875	100%	2,875
Unsecured creditor claims, including termination costs for the pension plans of $14,227	28,477	90%	25,699
Shareholder distribution	—	—	—

	$40,928		$38,150

Shortfall			$2,778

It is likely that payment of unsecured creditor claims will not be made for at least nine to twelve months in order to provide funds for payment to creditors yet unknown. These projected payments are based on significant estimates and judgments. The actual amount and timing of cash distributions will depend on a variety of factors, including, but not limited to, the sale of the Company’s remaining assets, collection of the remaining future proceeds from the sale of Crave and REPS, actual costs incurred in connection with the wind down of operations and market fluctuations as it relates to the Company’s U.S. and Canadian pension plans.

The Company intends to liquidate its corporate office building in Troy, Michigan. On August 6, 2009, the Company entered into an Agreement of Sale for the purchase of the corporate office building. The closing of the transaction is subject to the purchaser’s 60-day due diligence investigation and to other customary conditions. During this period the purchaser has the right to terminate the agreement without penalty. Based on the terms of the agreement, the transaction could occur within 90 days of the agreement date.

Included in the net assets shortfall of $2.8 million as of August 1, 2009, was $24.9 million of cash and cash equivalents, and $0.9 million in cash held in escrow related to the sales of certain assets of the Company’s Canadian and UK subsidiaries. The Company does not believe, based upon its value of net assets as of August 1, 2009, that it will have sufficient funds to settle its liabilities and obligations in full with unsecured creditors. The Company also believes it is unlikely that there will be excess cash for distribution to the Company’s shareholders. These assumptions are subject to changes based upon the timing of and proceeds from asset sales, and the ultimate settlement of liabilities, particularly related to the Company’s U.S. pension plan.

At August 1, 2009, accounts receivable primarily relates to the Crave and REPS operations.

* * * * * * * * *

Information in this Form 10-Q contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, collection of the remaining estimated proceeds related to the sale of Crave and REPS, completing the sale of the Company’s corporate headquarters, maintaining sufficient liquidity to fund wind down operations, retaining key personnel, satisfactory resolution of any outstanding claims or claims which may arise, selling certain other Company’s assets in a timely manner, and other factors discussed in this document and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of August 1, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the third quarter of fiscal 2009, the Company eliminated the internal audit function in accordance with its liquidation plan. The internal audit function was replaced with a self-certification process as it relates to internal control over financial reporting. During the first quarter of fiscal 2010, the Company eliminated the corporate controller position in accordance with its liquidation plan. The responsibilities of the corporate controller have been transferred to other accounting personnel, including the Chief Financial Officer.

There were no other changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), other than those stated above, that occurred during the first fiscal quarter ended August 1, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Except as discussed in Note 7 of Notes to Consolidated Financial Statements with respect to state tax litigation, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s wind down of business operations and financial condition. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for fiscal year ended May 2, 2009. There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2010.

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

HANDLEMAN COMPANY

DATE: September 14, 2009	BY:	/s/ A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: September 14, 2009	BY:	/s/ Rozanne Kokko
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)