Form 10-Q
period 2009-10-31
HANDLEMAN CO /MI/
filed 2009-12-09
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of November 27, 2009 was 20,500,181.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE PERIOD MAY 2, 2009 TO OCTOBER 31, 2009

(LIQUIDATION BASIS, UNAUDITED)

(in thousands of dollars)

Net assets (liabilities) liquidation basis as of May 2, 2009	$(5,875)
Other net costs incurred from May 3, 2009 to August 1, 2009	(813)
Adjust assets and liabilities to fair value	243
Adjustment to accrued liquidation costs—pension	4,429
Adjustment to accrued liquidation costs—other	(762)

Net assets (liabilities) liquidation basis as of August 1, 2009	(2,778)

Other net revenue earned from August 2, 2009 to October 31, 2009	1,305
Adjust assets and liabilities to fair value	(1,242)
Adjustment for estimated federal income tax refund	9,925
Adjustment to accrued liquidation costs—pension	1,371
Adjustment to accrued liquidation costs—other	(2,170)

Net assets available to shareholders—liquidation basis as of October 31, 2009	$6,411

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF OCTOBER 31, 2009 AND MAY 2, 2009

(LIQUIDATION BASIS)

(in thousands of dollars)

	October 31, 2009 (Unaudited)	May 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,462	$24,526
Accounts receivable	2,022	7,083
Short-term investments	13,388	—
Other current assets	16,448	10,877

Total assets	$44,320	$42,486

LIABILITIES
Current liabilities:
Accounts payable	$2,057	$3,205
Accrued and other liabilities	12,237	13,055
Accrued liquidation costs	23,615	32,101

Total liabilities	$37,909	$48,361

Net assets (liabilities) available to shareholders—liquidation basis	$6,411	$(5,875)

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWO-MONTH AND FIVE-MONTH PERIODS ENDED OCTOBER 4, 2008

(GOING CONCERN BASIS)

(in thousands of dollars except per share data)

	For the Two Months Ended October 4, 2008 (Unaudited)	For the Five Months Ended October 4, 2008
Revenues	$—	$20

Costs and expenses:
Selling, general and administrative expenses	(7,919)	(26,808)

Operating loss	(7,919)	(26,788)
Interest expense	(3,321)	(3,678)
Investment income	23	127

Loss before income taxes	(11,217)	(30,339)
Income tax benefit	97	699

Net loss from continuing operations	$(11,120)	$(29,640)

Discontinued operations (Note 5):
Income (loss) from operations of discontinued companies (including net loss on disposal of subsidiary assets of $13,304 and $24,478 for the two-month and five-month periods ended October 4, 2008, respectively)	11,900	(15,350)
Income tax expense	(5,013)	(5,788)

Net income (loss) from discontinued operations	$6,887	$(21,138)

Net loss	$(4,233)	$(50,778)

(Loss) income per share:
Continuing operations—basic	$(0.54)	$(1.45)

Continuing operations—diluted	$(0.54)	$(1.45)

Discontinued operations—basic	$0.33	$(1.03)

Discontinued operations—diluted	$0.33	$(1.03)

Net loss—basic	$(0.21)	$(2.48)

Net loss—diluted	$(0.21)	$(2.48)

Weighted average number of shares outstanding during the period:
Basic	20,498	20,472

Diluted	20,498	20,472

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008

(GOING CONCERN BASIS)

(in thousands of dollars)

For the Five Months Ended October 4, 2008
Cash flows from operating activities:
Net loss	$(50,778)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation	2,126
Amortization of definite-lived intangible assets	2,630
Recoupment of development costs/licensed rights	1,533
Amortization of financing related fees	5,581
Goodwill impairment adjustment	(1,294)
Net loss on disposal of subsidiary assets	24,478
Foreign currency translation adjustment	(15,598)
Loss on disposal of property and equipment	88
Stock-based compensation	96
Changes in operating assets and liabilities:
Decrease in accounts receivable	120,714
Decrease in merchandise inventories	23,395
Increase in other operating assets	(6,801)
Decrease in accounts payable	(62,208)
Decrease in other operating liabilities	(1,396)

Total adjustments	93,344

Net cash provided from operating activities	42,566

Cash flows from investing activities:
Additions to property and equipment	(553)
Software development costs and acquired rights	(4,026)
Proceeds from sale of subsidiary assets	51,778
Adjustment of cash investment in Crave Entertainment Group	1,294
Proceeds from disposition of property and equipment	239

Net cash provided from investing activities	48,732

Cash flows from financing activities:
Issuances of debt	176,472
Repayments of debt	(240,178)
Financing related fees	(2,540)
Cash payments from stock-based compensation plans	(62)

Net cash used by financing activities	(66,308)

Effect of exchange rate changes on cash	(2,423)
Net increase in cash and cash equivalents	22,567
Cash and cash equivalents at beginning of period	1,043

Cash and cash equivalents at end of period	$23,610

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company and on May 5, 2009, the Company filed a Certificate of Dissolution with the State of Michigan. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders will depend upon a variety of factors, including, but not limited to, the collection of a federal income tax refund, final sale of the Company’s corporate headquarters facility, collection of the remaining proceeds from the sale of Crave Entertainment Group, Inc. (“Crave”), ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations and taxes, and actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period and market fluctuations in the discount rate as it relates to the settlement of pension plans.

As a result of the Company’s shareholders’ approval of the Plan of Final Liquidation, the Company adopted the liquidation basis of accounting as of October 5, 2008, which was the beginning of the fiscal month closest to the shareholders’ approval date.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 9, 2009, the date the financial statements were issued.

The consolidated financial statements for the period ending October 4, 2008 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Consolidated Statements of Operations and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the results of operations and changes in cash flows for the two and five months then ended on a going concern basis.

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 2, 2009	Adjustments to Reserves	Payments	Balance at October 31, 2009
U.S. pension plan costs	$17,420	$(5,800)	$—	$11,620
Outside services	3,979	2,193	(1,525)	4,647
Contractual commitments	4,506	(188)	(990)	3,328
Payroll related costs	3,661	1,255	(2,404)	2,512
Other	2,535	(328)	(699)	1,508

Total	$32,101	$(2,868)	$(5,618)	$23,615

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company also performed an actuarial valuation analysis as of October 31, 2009, which indicated that the estimated termination cost for the U.S. pension plan decreased to $11,620,000 as of October 31, 2009. The U.S. pension plan assets were $45,843,000 and the U.S. pension plan termination liability totaled $57,463,000 at October 31, 2009, using an average discount rate of 5.25% derived from rates published by the PBGC. The decrease in the estimated termination cost was primarily due to an increase in the fair value of plan assets and additional demographic updates to the pension census data for the removal of plan participants that had received lump sum payments less than $5,000.

The estimated termination cost for the Canadian pension plan as of October 31, 2009 totaled $926,000 and has been accrued under Accrued and Other Liabilities in the Company’s Consolidated Statements of Net Assets.

The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions which could affect discount rates and returns on plan assets.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. As a result of a federal income tax net operating loss carryback to be filed, the timing on the collection of this refund, and the related statute of limitations surrounding an Internal Revenue Service (“IRS”) examination period, the Company now anticipates that wind down related costs will extend through calendar 2011 at a minimum. Adjustments to the accrued costs of liquidation have been made in the second quarter of fiscal 2010 to reflect these additional costs. See below for additional information related to this estimated federal income tax refund.

The estimate of outside services in the accrued costs of liquidation was increased by $2,193,000 for the period May 2, 2009 through October 31, 2009. During the second quarter, the Company increased its accrual for outside services by $931,000 for legal, audit, Securities and Exchange Commission (“SEC”) filing fees and other miscellaneous charges to reflect wind down costs through calendar 2011. In addition, a success fee of $321,000 for AP Services was accrued in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

accordance with that agreement. During the six months ended October 31, 2009, the Company also increased outside services in the accrued costs of liquidation by $630,000 due to estimated insurance and legal costs being higher than anticipated due to the wind down occurring at a slower pace than previously forecasted. In addition, a $311,000 accrual was reclassified from other to outside services in the first quarter of fiscal 2010.

The estimate of payroll related costs in the accrued costs of liquidation was increased by $1,255,000 for the period May 2, 2009 through October 31, 2009. The payroll and related expenses, as well as all other expenses, were expected to occur through fiscal 2010. However, as a result of the anticipated federal income tax refund, adjustments of $320,000 were made in the second quarter of fiscal 2010 to also extend payroll and related expenses through calendar 2011. In addition, a $187,000 accrual was reclassified from outside services to payroll during the second quarter. During the first quarter of fiscal 2010, the Company increased the accrued costs of liquidation by $656,000 due to higher than anticipated medical costs for a self-insured medical plan covering select severed employees and previous employees that have elected COBRA coverage.

Other Net Revenue (Costs) Incurred

Other net revenue (costs) of $492,000 earned from May 3, 2009 to October 31, 2009 primarily included $657,000 of foreign exchange losses on receivables denominated in foreign currencies, which was recorded during the first quarter. These costs were offset by $574,000 of product vendor settlements and $755,000 of cash receipts primarily related to interest on tax receipts and a gain on the sale of an investment, both of which were recorded in the second quarter of fiscal 2010.

Adjustments to Fair Value

The $999,000 adjustment to fair value recorded during the first six months of fiscal 2010 was principally due to a write down of $696,000 on the Troy, Michigan corporate headquarters as a result of a Letter of Intent received in the second quarter of fiscal 2010 and settlement of certain Crave receivables in the amount of $302,000, net.

Adjustment for Estimated Federal Income Tax Refund

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends to all businesses the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years.

Based on the fiscal 2008 federal income tax return filed with the IRS, Handleman Company has approximately $33.0 million of tax-basis net operating loss available to be carried back from fiscal 2008. Computation of the fiscal 2009 tax-basis net operating loss has not yet been determined since the fiscal 2009 consolidated federal income tax return is currently in progress. Until the 2009 return is completed, the Company cannot state with certainty whether Handleman Company will carry back the fiscal 2008 or fiscal 2009 net operating loss.

As of the filing of this Form 10-Q, Handleman Company estimates that carryback of the fiscal 2008 or 2009 net operating loss would result in approximately $11.0 million of income taxes being recovered. The Company had previously recorded an income tax receivable of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$1.1 million under existing tax laws. The Company recorded an adjustment to this income tax receivable of $9.9 million as of October 31, 2009, which is included in Other Current Assets in the Company’s Consolidated Statements of Net Assets.

On November 11, 2009, the IRS issued guidance stating that the claim for the carryback could be filed on Form 1139, the quick refund form, or by filing an amended corporate return. The Company intends to file on Form 1139 early in calendar 2010, once final determination is made whether to carryback the fiscal 2008 or fiscal 2009 net operating losses. The ultimate amount of the refund realized is dependent on a variety of factors, including potential IRS challenges or examinations, the Company’s actual taxable loss for fiscal 2009 and which year is carried back, and may vary significantly from the Company’s current expectations. Further, the timing on the collection of this income tax refund is uncertain, as is the risk of subsequent examination by the IRS.

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of October 31, 2009, proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors and a distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments (Canada) to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata, if necessary, within the priority category.

On May 6, 2009, Handleman Company petitioned the Circuit Court for Oakland County, State of Michigan, for an Order of Limited Supervision over the Liquidation of Handleman post-dissolution. On May 20, 2009, the court order was granted and declared that shares of Handleman common stock became non-transferable 30 days after notification to shareholders. Accordingly, Handleman Company’s common shares became non-transferable on June 20, 2009. This allows the Company to reduce costs during liquidation and maximize the liquidated value of the Company for the benefit of its creditors and potential benefit to its shareholders. The Company will distribute proceeds, if any, to shareholders in proportion to their interests as of the close of business on June 20, 2009, the date of record.

As a result of the estimated federal income tax refund issue described above, the Company cannot state with certainty when payment of creditor claims or distribution to shareholders is likely to occur. The actual amount and timing of cash distributions will depend on a variety of factors, including, but not limited to, the collection of a federal income tax refund, final sale of the Company’s corporate headquarters facility, collection of the proceeds from the sale of Crave, ultimate settlement of liabilities, in particular the Company’s pension obligations and taxes, actual costs incurred in connection with the wind down of operations, and market fluctuations in the discount rate as it relates to the settlement of the pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	Short-term Investments – Liquidation Accounting

The Company has short-term investments, primarily U.S. Treasury Bills with original maturities of greater than six months, as of October 31, 2009.

3.	Other Current Assets – Liquidation Accounting

The other current assets line item in the Company’s Consolidated Statements of Net Assets as of October 31, 2009 consisted of taxes receivable of $11,455,000, property and equipment, net, of $2,913,000, a letter of credit of $1,123,000, refundable deposits of $417,000 and other various current assets of $540,000.

4.	New Accounting Pronouncement

Although other new accounting pronouncements were issued during the second quarter of fiscal 2010, the following pronouncement was applied to the Company when considering the liquidation basis for accounting.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities, which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. It establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 was effective for interim or annual financial periods ending after September 15, 2009. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

5.	Disposal of Long-Lived Assets – Going Concern Accounting

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

On September 2, 2008, the Company completed a separate definitive agreement with Anderson to sell all of the music inventory, fixed assets and operations of its Canadian subsidiary, inclusive of customer relationships. The total net proceeds of $12,602,000 were received in the second quarter of fiscal 2009, less $750,000, which was being held in escrow for certain representations and warranties (the Company has collected the entire amount held in escrow as of the second

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

quarter of fiscal 2010). The sale of this Canadian subsidiary resulted in a gain of $419,000, net of legal expenses of $193,000, in the second quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statements of Operations.

As a result of the sale of the Canadian subsidiary, the Company also earned an incentive fee from Anderson. This $4,000,000 incentive fee was received during the second quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statements of Operations.

Handleman United Kingdom

On September 16, 2008, the Company sold to Tesco Stores Limited (“Tesco”) certain assets and all of the operations related to the Tesco category management and distribution operations, as well as certain of the Company’s intellectual properties. The purchase price paid by Tesco totaled $16,687,000 and resulted in a gain of $188,000, net of legal expenses of $357,000, in the second quarter of fiscal 2009, which was recorded in discontinued operations in the Company’s Consolidated Statements of Operations. The proceeds from this sale, net of $2,663,000, which was held in escrow for certain indemnifications, were also received in the second quarter of fiscal 2009. The Company has collected the entire amount held in escrow as of October 31, 2009.

Handleman UK is undergoing a members voluntary liquidation, which is a formal process by which solvent companies wind down their operations in the UK. This liquidation is expected to be completed early in calendar 2010.

Crave Entertainment

The Company considered Crave held for sale during the first quarter of fiscal 2009 and adjusted the carrying value of Crave for the periods ended August 2, 2008 and October 4, 2008 under the going concern basis of accounting. These losses of $16,349,000 and $10,285,000, respectively, were calculated using projected cash flows prepared by the Company and were recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

REPS LLC

The Company considered REPS LLC (“REPS”) held for sale during the second quarter of fiscal 2009 and adjusted its carrying value at October 4, 2008 under the going concern basis of accounting. The $7,577,000 loss was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers. This loss was recorded in the second quarter of fiscal 2009 in discontinued operations in the Company’s Consolidated Statements of Operations.

Discontinued Operations

The results of operations for the U.S., Canada and Handleman UK music category management and distribution businesses, as well as Crave and REPS, are reported in discontinued operations in the Company’s Consolidated Statements of Operations. After completion of these sales transactions and the wind down of the remaining business activities, the operations and cash flows of these business units were eliminated from the ongoing operations of the Company, and the Company does not have any continuing involvement in the operations of these businesses.

Upon completion of the Canadian and Handleman UK asset purchase agreements, all of their music category management and distribution operations were transitioned to the buyers in the second quarter of fiscal 2009. As a result, the Company recorded foreign currency translation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

gains of $4,321,000 and $11,320,000 related to the Canadian and UK operations, respectively, offset in part by a foreign currency translation loss of $43,000 related to other foreign operations, resulting from the substantial liquidation of the investments in these businesses. These amounts were recorded in discontinued operations in the Company’s Consolidated Statements of Operations in the second quarter of fiscal 2009 under going concern accounting.

The U.S., Canadian and Handleman UK music operations were previously included in the category management and distribution operations reporting segment, whereas Crave and REPS were previously included in the video game operations and all other reporting segments, respectively.

The table below summarizes the discontinued operations included in the Company’s Consolidated Statements of Operations, by segment, for the two and five months ended October 4, 2008 (in thousands of dollars):

	Category Management and Distribution Operations	Video Game Operations	All Other
	Two Months Ended October 4, 2008
Revenues	$21,510	$42,923	$1,694
Pre-tax income (loss) from operations, excluding net loss on disposal of subsidiary assets	22,909	3,801	(1,506)

	Five Months Ended October 4, 2008
Revenues	$117,895	$89,561	$5,207
Pre-tax income (loss) from operations, excluding net loss on disposal of subsidiary assets	8,475	3,866	(3,213)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.	Exit Costs

Wind Down of the Music Business in North America

Under the going concern basis of accounting, the Company incurred one-time costs related to its decision to exit the music business in North America. These costs were recorded in accordance with the guidance provided in FASB Accounting Standards Codification (“ASC”) Topic 420, and related to the category management and distribution operations reporting segment. Costs to be incurred after October 4, 2008 were estimated and included in accrued liquidation costs under the liquidation basis of accounting.

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

In addition to the one-time costs identified above, the Company recorded an inventory markdown in the amount of $2,760,000 during the first quarter of fiscal 2009 representing the Company’s best estimate of the adjustment necessary to write down inventory to net realizable value. This inventory markdown was recorded in discontinued operations in the Company’s Consolidated Statements of Operations.

Handleman United Kingdom

Under the going concern basis of accounting, the Company incurred one-time costs related to the sale of the Tesco-related business (which was completed in the second quarter of fiscal 2009) and the wind down of the remaining UK operations. These costs were recorded in accordance with ASC 420.

In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan and is subject to the guidance in ASC Topic 712, because there is a mutual understanding between the employee and the company. A substantial majority of the employees in Handleman UK transitioned with the operations to Tesco upon closing of the asset purchase agreement in the second quarter of fiscal 2009. The Company recorded severance costs of $364,000 in the first five months of fiscal 2009 for the employees discharged related to the wind down of the remaining UK operations. In the first five months of fiscal 2009, the Company incurred legal fees of $445,000 related to the wind down of the UK business. These costs all related to the category management and distribution operations reporting segment and were charged to discontinued operations in the Company’s Consolidated Statements of Operations. Costs to be incurred after October 4, 2008 to complete the wind down of the Handleman UK business were estimated and included in accrued liquidation costs under the liquidation basis of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

7.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010. Following approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, the Company will replace the U.S. pension plan with the purchase of a non-participating group annuity contract for all participants, thereby reducing the risk of under funding. Under the liquidation basis of accounting, the Company has $11,620,000 accrued in the costs of liquidation as of October 31, 2009 for the purchase of this annuity contract. This purchase is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The estimated settlement amount of the Canadian pension plan is $926,000 as of October 31, 2009 based on an updated termination cost. Final settlement of the Canadian pension plan will occur

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

when the termination is approved by the Financial Services Commission of Ontario and is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting.

The information below combines U.S. and Canadian pension plans. Components of net periodic benefit cost are as follows (in thousands of dollars):

	Pension Plans
	Two Months Ended October 4, 2008	Five Months Ended October 4, 2008
Service cost	$—	$—
Interest cost	1,440	1,440
Expected return on plan assets	(1,566)	(1,566)
Amortization of unrecognized prior service cost, actuarial loss and other	10	10

Net periodic benefit cost	$(116)	$(116)

During the second quarter of fiscal 2010, the Company made contributions of $243,000 to the Canadian pension plan. Final contributions to the Canadian pension plan will not be determined until the plan’s termination is approved by the Financial Services Commission of Ontario and the net assets of the Company are distributed. Final contribution to the U.S. pension plan will be made when the non-participating group annuity is purchased.

8.	Contingencies

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

The Company had approximately $1,123,000 in a standby letter of credit primarily associated with the requirement to fund certain expenditures related to workers compensation benefits as of October 31, 2009.

The Company has tax indemnification agreements related to the sale of each subsidiary company. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

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

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares for the periods ended October 4, 2008 because the options’ exercise prices were greater than the average market price of the common shares or as a result of the net losses for the periods presented.

10.	Income Taxes

Income taxes under the going concern basis of accounting are allocated between continuing operations, discontinued operations and other comprehensive income in accordance with ASC Topic 740-20-45-7, which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. ASC Topic 740 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. For the two-month and five-month periods ended October 4, 2008, the Company reported losses from continuing operations, a gain on the two months ended October 4, 2008 and a loss for the five months ended October 4, 2008 from discontinued operations. Pursuant to ASC Topic 740-20-45-7, the Company allocated income taxes between continuing operations, discontinued operations and other comprehensive income.

Income tax benefit of $0.1 million was recorded from continuing operations for the two months ended October 4, 2008. An income tax benefit of $0.7 million was recorded from continuing operations for the first five months of fiscal 2009.

Income tax expense of $5.0 million was recorded from discontinued operations for the two months ended October 4, 2008. Income tax expense of $5.8 million was recorded from discontinued operations for the first five months of fiscal 2009.

The Company’s estimated net tax asset was $2,285,000 as of October 31, 2009, which includes the $11.0 million estimated federal income tax refund discussed in Note 1 of Notes to Consolidated Financial Statements. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

11.	Related Party Transactions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. During the second quarter of fiscal 2010, the Company accrued $321,000 for the success fee, which is included in the accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

In addition to Mr. Koch, the Managing Director of Handleman UK and one of Handleman’s Vice Presidents of Finance were also employees of AlixPartners and were retained by Handleman Company after Mr. Koch’s appointment. This additional staffing was approved, in advance of them joining Handleman, by the CEO Governing Committee, which is a Committee of the Board that was formed to oversee the AlixPartners engagement. Mr. Koch is now engaged on a part-time basis by the Company; the Vice President of Finance and the Managing Director of Handleman UK have completed their assignments with Handleman Company.

These relationships are viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in “Other current assets.” For the six months ended October 31, 2009, the Company has recorded total costs of $25,000 related to the APS agreement and has another $401,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of October 31, 2009. All invoices from AlixPartners to the Company are reviewed and approved by a member of the Board of Directors prior to their payment.

12.	Subsequent Events

On December 8, 2009, Handleman Company entered into a Purchase Agreement (Exhibit 10.1 herein) with AAM I, LLC (the “Purchaser”) for the purchase of the Company’s corporate headquarters building in Troy, Michigan for a price of $3,000,000, payable in cash at the closing of the sale. Based on the terms of the agreement, the closing is to take place on or before January 12, 2010. The Purchaser has deposited earnest money in the amount of $200,000, which would be forfeited to Handleman Company in the event that the Purchase Agreement does not close for any reason other than the Company’s failure to satisfy the conditions to closing. Also, in accordance with the terms of the Agreement, Handleman Company will have the right to continue to use a portion of the building space for its corporate headquarters through December 2011.

On December 8, 2009, the Company’s Board of Directors approved an annual salary increase for Rozanne Kokko from $260,000 to $270,000. Ms. Kokko has served as the Company’s Senior Vice President and Chief Financial Officer since July 2, 2008.

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

Based on the Company’s net asset balance as of October 31, 2009, proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors and a distribution to shareholders. On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. At this time, the Company believes it will carryback fiscal 2008 net operating losses, which would result in approximately $11.0 million of income taxes being recovered. The Company intends to file this claim with the Internal Revenue Service (“IRS”) early in calendar 2010 once final determination is made whether to carryback fiscal 2008 or fiscal 2009 net operating losses. This refund, if received, will provide the Company with sufficient liquidity for payment in full to its creditors and allow for a distribution to shareholders. The ultimate amount of the refund realized is dependent on a variety of factors, including potential IRS challenges or examinations, the Company’s actual taxable loss for fiscal 2009 and which year is carried back, and may vary significantly from the Company’s current expectations. Further, the timing on the collection of this income tax refund is uncertain, as is the risk of subsequent examination by the IRS. As a result, the Company cannot predict at this time, when net assets will be available for distribution to creditors and shareholders.

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

On May 6, 2009, Handleman Company petitioned the Circuit Court for Oakland County, State of Michigan, for an Order of Limited Supervision over the Liquidation of Handleman post-dissolution. On May 20, 2009, the court order was granted and declared that shares of Handleman common stock became non-transferable 30 days after notification to shareholders. Accordingly, Handleman Company’s common shares became non-transferable on June 20, 2009. This allows the Company to reduce costs during liquidation and maximize the liquidated value of the Company for the benefit of its creditors and potential benefit to its shareholders. The Company will distribute proceeds, if any, to shareholders in proportion to their interests as of the close of business on June 20, 2009, the date of record.

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

The remaining asset of the Company to be disposed of is the Company’s corporate office building in Troy, Michigan. On October 9, 2009, the potential purchaser terminated the Agreement of Sale for the purchase of the corporate office building that was entered into on August 6, 2009. The Company will continue to occupy the building and market the building for sale. In addition, the Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, the Company will terminate this pension plan and will purchase a non-participating group annuity contract for all of its participants. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed, subject to regulatory approval and at the same payout percentage and at the same timing as other unsecured creditor claims. The final settlement amounts of the U. S. and Canadian pension plans could differ from these estimates due to changes in market conditions, which could affect discount rates and returns on plan assets. The Company must also resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly.

Based on the Company’s net asset balance as of October 31, 2009, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are dependent upon the Company’s ability to sell its remaining assets at anticipated selling prices and collect the federal income tax refund within a reasonable period of time. If the Company is unable to sell the remaining assets and collect the federal income tax refund in a reasonable period of time, or if the Company receives substantially less than anticipated, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders. In addition, the Company cannot predict at this time, when net assets will be available for distribution to creditors and shareholders.

Critical Accounting Estimates

The Company’s critical accounting estimates under liquidation basis of accounting for the second quarter of fiscal 2010 are consistent with those included in its annual report on Form 10-K for the fiscal year ended May 2, 2009.

The Company made significant estimates and exercised judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 2, 2009	Adjustments to Reserves	Payments	Balance at October 31, 2009
U.S. pension plan costs	$17,420	$(5,800)	$—	$11,620
Outside services	3,979	2,193	(1,525)	4,647
Contractual commitments	4,506	(188)	(990)	3,328
Payroll related costs	3,661	1,255	(2,404)	2,512
Other	2,535	(328)	(699)	1,508

Total	$32,101	$(2,868)	$(5,618)	$23,615

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations for the two-month and five-month periods ended October 4, 2008, which primarily includes the Company’s corporate function.

Revenues for both periods presented in the Company’s Consolidated Statements of Operations are classified in discontinued operations because all operations of the Company have ceased.

Selling, general and administrative expenses were $7.9 million and $26.8 million for the two-month and five-month periods ended October 4, 2008, respectively.

Loss before interest expense, investment income and income taxes (“operating loss”) was $7.9 million and $26.8 million for the two-month and five-month periods ended October 4, 2008, respectively.

Interest expense was $3.3 million and $3.7 million for the two-month and five-month periods ended October 4, 2008, respectively.

Investment income was $23,000 and $0.1 million for the two-month and five-month periods ended October 4, 2008, respectively.

Income tax benefit was $0.1 million and $0.7 million for the two-month and five-month periods ended October 4, 2008, respectively.

The Company had a net loss from continuing operations of $11.1 million, or $0.54 per diluted share, for the two months ended October 4, 2008 and a net loss from continuing operations of $29.6 million, or $1.45 per diluted share, for the first five months of fiscal 2009.

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

Based on the net asset balance as of October 31, 2009, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Proration Percentage	Total Assets Available for Distribution
Wind down related costs	$9,307	100%	$9,307
Taxes (income and other)	2,018	100%	2,018
Unsecured creditor claims, including termination costs for the pension plans of $12,546	26,584	100%	26,584

Total liabilities	$37,909		$37,909
Available for shareholder distribution			6,411

Total assets			$44,320

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of cash distributions to creditors and shareholders will depend on a variety of factors, including, but not limited to, the collection of a federal income tax refund, sale of the Company’s corporate headquarters, collection of the remaining future proceeds from the sale of Crave, ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations and taxes, actual costs incurred in connection with the wind down of operations and market fluctuations as it relates to the Company’s U.S. and Canadian pension plans. In addition, the timing of cash distributions may be subject to the IRS statute of limitations for an examination of the net operating loss carryback and related income tax refund. The aggregate amount of distributions to shareholders is currently expected to be approximately $0.31 per share of common stock based on net assets as of October 31, 2009; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, the dissolution of the Company and the receipt and potential examination by the IRS of the income tax refund could vary significantly from current estimates and could even result in no excess cash available for distribution.

The Company intends to liquidate its occupied corporate office building in Troy, Michigan. On October 9, 2009, the potential purchaser terminated the Agreement of Sale for the purchase of the corporate office building that was entered into on August 6, 2009.

During the second quarter of fiscal 2010, the Company recorded investment income of approximately $0.4 million related to a gain on the sale of an investment in PRN, representing final proceeds from the sale of PRN. PRN is a company that provides in-store media networks. Under the terms of the sale agreement, the Company previously received proceeds of $4.3 million and $1.0 million that were recorded in investment income during fiscal 2006 and fiscal 2008, respectively.

Included in the net assets of $6.4 million as of October 31, 2009, was $12.5 million of cash and cash equivalents. The Company believes, based upon its value of net assets as of October 31, 2009, that it will have sufficient funds to settle its liabilities and obligations in full with its creditors. The Company also believes it is possible that there will be excess cash for distribution to the Company’s shareholders. These assumptions are subject to changes based upon the timing of and proceeds from asset sales, the collection of a federal income tax refund, and the ultimate settlement of liabilities, particularly the Company’s pension plans and taxes.

At October 31, 2009, accounts receivable primarily relates to the Crave and REPS operations.

* * * * * * * * *

Information in this Form 10-Q contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, collection of a federal income tax refund resulting from the net loss carryback, collection of the remaining estimated proceeds related to the sale of Crave, completing the sale of the Company’s corporate headquarters, maintaining sufficient liquidity to fund wind down operations, retaining key personnel, satisfactory resolution of any outstanding claims or claims which may arise, selling certain other Company’s assets in a timely manner, and other factors discussed in this document and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of October 31, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q.

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

There were no other changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), other than those stated above, that occurred during the second fiscal quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Except as discussed in Note 8 of Notes to Consolidated Financial Statements with respect to state tax litigation, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s wind down of business operations and financial condition. In addition to the risks discussed below, such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for fiscal year ended May 2, 2009.

Handleman cannot assure that the timing of distributions to creditors and shareholders will be as previously anticipated.

The Company has previously indicated that payments to unsecured creditors and distributions to shareholders, if any, will be made mid-calendar 2010 and that such amounts would be based on the net asset position of the Company at the time of distribution. On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends to all businesses the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. At this time, the Company believes it will carryback fiscal 2008 net operating losses, which would result in approximately $11.0 million of federal income taxes being recovered. This refund, if received, would provide the Company with sufficient liquidity for payment in full to its creditors and allow for a distribution to shareholders. The Company intends to file this claim with the IRS early in calendar 2010 once final determination has been made whether to carryback fiscal 2008 or fiscal 2009 net operating losses. The ultimate amount of the refund realized is dependent upon a variety of factors, including potential IRS challenges or examinations, the Company’s actual taxable loss for fiscal 2009 and which year is carried back, and may vary significantly from the Company’s current expectations. Further, the timing on the collection of this income tax refund is uncertain, as is the risk of subsequent examination by the IRS. As a result, the Company cannot predict at this time, when net assets will be available for distribution to creditors and shareholders.

Handleman Company must resolve tax matters.

The Company is continuing to address on-going tax matters, including federal income taxes, state taxes and other taxing jurisdictions. Management continually monitors factors that may result in changes to tax estimates and may require management to adjust its tax assets and liabilities, perhaps significantly, and record additional income tax expense or benefits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1 – Purchase Agreement among Handleman Company and AAM I, LLC dated December 8, 2009

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

HANDLEMAN COMPANY

DATE: December 9, 2009	BY:	/s/ A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: December 9, 2009	BY:	/s/ Rozanne Kokko
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)