Form 10-Q
period 2010-01-31
HANDLEMAN CO /MI/
filed 2010-03-11
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of March 5, 2010 was 20,500,181.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE PERIOD MAY 2, 2009 TO JANUARY 31, 2010

(LIQUIDATION BASIS, UNAUDITED)

(in thousands of dollars)

Net assets (liabilities) liquidation basis as of May 2, 2009	$(5,875)
Other net costs incurred from May 3, 2009 to August 1, 2009	(813)
Adjust assets and liabilities to fair value	243
Adjustment to accrued liquidation costs—pension	4,429
Adjustment to accrued liquidation costs—other	(762)

Net assets (liabilities) liquidation basis as of August 1, 2009	(2,778)

Other net revenue earned from August 2, 2009 to October 31, 2009	1,305
Adjust assets and liabilities to fair value	(1,242)
Adjustment for estimated federal income tax refund	9,925
Adjustment to accrued liquidation costs—pension	1,371
Adjustment to accrued liquidation costs—other	(2,170)

Net assets liquidation basis as of October 31, 2009	6,411

Other net revenue earned from November 1, 2009 to January 31, 2010	1
Adjust assets and liabilities to fair value	439
Adjustment for estimated federal income tax refund	(637)
Adjustment to accrued liquidation costs—pension	(3,764)
Adjustment to accrued liquidation costs—other	67

Net assets available to shareholders—liquidation basis as of January 31, 2010	$2,517

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF JANUARY 31, 2010 AND MAY 2, 2009

(LIQUIDATION BASIS)

(in thousands of dollars)

	January 31, 2010 (Unaudited)	May 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,104	$24,526
Accounts receivable	1,574	7,083
Short-term investments	14,987	—
Other current assets	15,636	10,877

Total assets	$40,301	$42,486

LIABILITIES
Current liabilities:
Accounts payable	$392	$3,205
Accrued and other liabilities	12,579	13,055
Accrued liquidation costs	24,813	32,101

Total liabilities	$37,784	$48,361

Net assets (liabilities) available to shareholders—liquidation basis	$2,517	$(5,875)

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008

(GOING CONCERN BASIS)

(in thousands of dollars except per share data)

For the Five Months Ended October 4, 2008
Revenues	$20

Costs and expenses:
Selling, general and administrative expenses	(26,808)

Operating loss	(26,788)
Interest expense	(3,678)
Investment income	127

Loss before income taxes	(30,339)
Income tax benefit	699

Net loss from continuing operations	$(29,640)

Discontinued operations (Note 5):
Loss from operations of discontinued companies (including net loss on disposal of subsidiary assets of $24,478 for the five-month period ended October 4, 2008)	(15,350)
Income tax expense	(5,788)

Net loss from discontinued operations	$(21,138)

Net loss	$(50,778)

Loss per share:
Continuing operations—basic	$(1.45)

Continuing operations—diluted	$(1.45)

Discontinued operations—basic	$(1.03)

Discontinued operations—diluted	$(1.03)

Net loss—basic	$(2.48)

Net loss—diluted	$(2.48)

Weighted average number of shares outstanding during the period:
Basic	20,472

Diluted	20,472

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

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company and on May 5, 2009, the Company filed a Certificate of Dissolution with the State of Michigan. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. In addition, the timing of cash distributions may be subject to the Internal Revenue Service (“IRS”) statute of limitations for an examination of the net operating loss carryback and related federal income tax refund, as discussed below.

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 2, 2009	Adjustments to Reserves	Payments	Balance at January 31, 2010
U.S. pension plan costs	$17,420	$(2,036)	$—	$15,384
Outside services	3,979	2,437	(2,926)	3,490
Contractual commitments	4,506	(368)	(1,194)	2,944
Payroll related costs	3,661	847	(3,111)	1,397
Other	2,535	(51)	(886)	1,598

Total	$32,101	$829	$(8,117)	$24,813

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

The Company performed an actuarial valuation analysis as of January 31, 2010, which indicated that the estimated termination cost for the U.S. pension plan increased to $15,384,000 as of January 31, 2010. The U.S. pension plan assets were $45,968,000 and the U.S. pension plan termination liability totaled $61,352,000 at January 31, 2010, using an average discount rate of 4.84% derived from rates published by the PBGC. The increase in estimated termination cost was primarily driven by the change in the discount rate.

The estimated termination cost for the Canadian pension plan as of January 31, 2010 totaled $828,000 and has been accrued under Accrued and other liabilities in the Company’s Consolidated Statements of Net Assets.

The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions that could affect discount rates and returns on plan assets.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. As a result of a federal income tax net operating loss carryback filed in the third quarter of fiscal 2010, the timing on the collection of this refund, and the related statute of limitations surrounding an IRS examination period, the Company now anticipates that wind down related costs will extend through calendar 2011 at a minimum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Adjustments to the accrued costs of liquidation were made in the second quarter of fiscal 2010 to reflect these additional costs. See below for additional information related to this federal income tax refund.

The estimate of outside services in the accrued costs of liquidation was increased by $2,437,000 for the period May 3, 2009 through January 31, 2010. During the nine months ended January 31, 2010, the Company increased its accrual for outside services by $931,000 for legal, audit, Securities and Exchange Commission (“SEC”) filing fees and other miscellaneous charges to reflect wind down costs through calendar 2011. The Company also increased outside services in the accrued costs of liquidation by $630,000 due to estimated insurance and legal costs being higher than anticipated due to the wind down occurring at a slower pace than previously forecasted and by $470,000 for pension-related costs including actuarial and plan administration fees. In addition, the Company accrued a success fee of $126,000 for AP Services, LLC (“APS”) in accordance with that agreement and reclassified a $311,000 accrual from other to outside services.

The estimate of payroll related costs in the accrued costs of liquidation was increased by $847,000 for the period May 3, 2009 through January 31, 2010. The payroll and related expenses, as well as all other expenses, were expected to occur through fiscal 2010. However, as a result of the anticipated federal income tax refund, adjustments of $320,000 were made in the second quarter of fiscal 2010 to also extend payroll and related expenses through calendar 2011. In addition, an accrual for $187,000 was reclassified from outside services to payroll during the second quarter. During the first quarter of fiscal 2010, the Company increased the accrued costs of liquidation by $656,000 due to higher than anticipated medical costs for a self-insured medical plan covering select severed employees and previous employees that have elected COBRA coverage. These increases were partially offset by a decrease in accrued medical costs of $488,000 as the Company moved from a self-insured medical plan to an insured regional medical plan for eligible employees in the third quarter of fiscal 2010.

Other Net Revenue (Costs) Earned

Other net revenue (costs) of $493,000 earned from May 3, 2009 to January 31, 2010 primarily included $912,000 of product vendor settlements and $755,000 of cash receipts primarily related to interest on tax receipts and a gain on the sale of an investment (recorded in the second quarter of fiscal 2010). These revenues were partially offset by $730,000 of foreign exchange losses on receivables denominated in foreign currencies and other miscellaneous charges of $444,000.

Adjustments to Fair Value

The $560,000 adjustment to fair value recorded during the first nine months of fiscal 2010 was principally due to write downs of $720,000 on the Troy, Michigan corporate headquarters, which was sold during the fourth quarter of fiscal 2010. The Company continues to work through and settle certain Crave Entertainment Group, Inc. (“Crave”) accounts receivable and inventory items in accordance with the sale agreement. Settlement gains of $180,000, net, have been recorded as adjustments to fair value through January 31, 2010.

Adjustment for Estimated Federal Income Tax Refund

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends to all businesses the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carryback net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

After considering the fiscal 2008 federal income tax return filed with the IRS and the expected fiscal 2009 net operating losses, Handleman Company determined that it will carryback approximately $33.0 million of tax-basis net operating losses from fiscal 2008, which would result in approximately $10,440,000 of income taxes being recovered. During the third quarter of fiscal 2010, the Company filed Form 1139 with the IRS for this federal income tax refund and decreased its income tax receivable by $637,000 to reflect the actual refund requested. The income tax receivable of $10,440,000 as of January 31, 2010 is included in Other current assets in the Company’s Consolidated Statements of Net Assets. Subsequently, during the fourth quarter of fiscal 2010, the Company collected the refund. It is unknown whether the IRS will examine tax returns giving rise to the refund.

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of January 31, 2010, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to its creditors and a distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments (Canada) to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata, if necessary, within the priority category.

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

As a result of the estimated federal income tax refund issue described above, the Company cannot state with certainty when payment of creditor claims or distribution to shareholders is likely to occur. The actual amount and timing of future liquidating distributions, if any, to creditors and shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition, the timing of cash distributions may be subject to the IRS statute of limitations for an examination of the net operating loss carryback and related federal income tax refund.

2.	Short-Term Investments – Liquidation Accounting

The Company has short-term investments, primarily U.S. Treasury Bills with original maturities of greater than six months, as of January 31, 2010.

3.	Other Current Assets – Liquidation Accounting

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of January 31, 2010 consisted of taxes receivable of $10,818,000, property and equipment, net, of $2,912,000, a letter of credit of $1,124,000, refundable deposits of $352,000 and other various current assets of $430,000.

4.	New Accounting Pronouncements

Although other new accounting pronouncements were issued during the third quarter of fiscal 2010, the following pronouncement was applied to the Company when considering the liquidation basis for accounting.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.” ASU No. 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management’s responsibility to evaluate subsequent events through the date of issuance remains unchanged. The adoption of this pronouncement during the third quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

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

On September 2, 2008, the Company completed a separate definitive agreement with Anderson to sell all of the music inventory, fixed assets and operations of its Canadian subsidiary, inclusive of customer relationships. The total net proceeds of $12,602,000 were received in the second quarter of fiscal 2009, less $750,000, which was being held in escrow for certain representations and warranties (the Company has collected the entire amount held in escrow as of the second quarter of fiscal 2010). The sale of this Canadian subsidiary resulted in a gain of $419,000, net of legal expenses of $193,000, in the second quarter of fiscal 2009 and was included in discontinued operations in the Company’s Consolidated Statements of Operations.

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

Crave Entertainment

The Company considered Crave held for sale during the first quarter of fiscal 2009 and adjusted the carrying value of Crave for the periods ended August 2, 2008 and October 4, 2008 under the going concern basis of accounting. These losses of $16,349,000 and $10,285,000, respectively, were calculated using projected cash flows prepared by the Company and were recorded in discontinued operations in the Company’s Consolidated Statements of Operations. On February 10, 2009, the Company sold certain Crave assets to Fillpoint LLC.

REPS LLC

The Company considered REPS LLC (“REPS”) held for sale during the second quarter of fiscal 2009 and adjusted its carrying value at October 4, 2008 under the going concern basis of accounting. The $7,577,000 loss was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers. This loss was recorded in the second quarter of fiscal 2009 in discontinued operations in the Company’s Consolidated Statements of Operations. On April 2, 2009, the Company sold certain REPS assets to Mosaic Sales Solutions US Operating Co. LLC.

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

Upon completion of the Canadian and Handleman UK asset purchase agreements, all of their music category management and distribution operations were transitioned to the buyers in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

second quarter of fiscal 2009. As a result, the Company recorded foreign currency translation gains of $4,321,000 and $11,320,000 related to the Canadian and UK operations, respectively, offset in part by a foreign currency translation loss of $43,000 related to other foreign operations, resulting from the substantial liquidation of the investments in these businesses. These amounts were recorded in discontinued operations in the Company’s Consolidated Statements of Operations in the second quarter of fiscal 2009 under going concern accounting.

The U.S., Canadian and Handleman UK music operations were previously included in the category management and distribution operations reporting segment, whereas Crave and REPS were previously included in the video game operations and all other reporting segments, respectively.

The table below summarizes the discontinued operations included in the Company’s Consolidated Statement of Operations, by segment, for the five months ended October 4, 2008 (in thousands of dollars):

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

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010, or thereafter. Following approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, the Company will replace the U.S. pension plan with the purchase of a non-participating group annuity contract for all participants, thereby reducing the risk of under funding. Under the liquidation basis of accounting, the Company has $15,384,000 accrued in the costs of liquidation as of January 31, 2010 for the purchase of this annuity contract. This purchase is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The estimated settlement amount of the Canadian pension plan is $828,000 as of January 31, 2010 based on an updated termination cost. Final settlement of the Canadian pension plan will occur when the termination is approved by the Financial Services Commission of Ontario and is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting.

The information below combines U.S. and Canadian pension plans. Components of net periodic benefit cost are as follows (in thousands of dollars):

Five Months Ended October 4, 2008
Interest cost	$1,440
Expected return on plan assets	(1,566)
Amortization of unrecognized prior service cost, actuarial loss and other	10

Net periodic benefit cost	$(116)

During the first nine months of fiscal 2010, the Company made contributions of $243,000 to the Canadian pension plan. Final contributions to the Canadian pension plan will not be determined until the plan’s termination is approved by the Financial Services Commission of Ontario and the net assets of the Company are distributed. Final contribution to the U.S. pension plan will be made when the non-participating group annuity is purchased.

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

The Company had approximately $1,124,000 in a standby letter of credit primarily associated with the requirement to fund certain expenditures related to workers compensation benefits as of January 31, 2010.

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

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares for the five-month period ended October 4, 2008 because the options’ exercise prices were greater than the average market price of the common shares or as a result of the net losses for the periods presented.

10.	Income Taxes

Income taxes under the going concern basis of accounting are allocated between continuing operations, discontinued operations and other comprehensive income in accordance with ASC Topic 740-20-45-7, which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. ASC Topic 740 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. For the five-month period ended October 4, 2008, the Company reported losses from continuing operations and discontinued operations. Pursuant to ASC Topic 740-20-45-7, the Company allocated income taxes between continuing operations, discontinued operations and other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

An income tax benefit of $699,000 was recorded from continuing operations for the first five months of fiscal 2009. Income tax expense of $5,788,000 was recorded from discontinued operations for the first five months of fiscal 2009.

The Company’s estimated net tax asset was $1,364,000 as of January 31, 2010, which includes the $10,440,000 estimated federal income tax refund discussed in Note 1 of Notes to Consolidated Financial Statements. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

11.	Related Party Transactions

In November 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer (“CEO”) through Handleman’s engagement of AP Services. APS is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if the Company’s Board of Directors approves such a distribution. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. As of January 31, 2010, the Company has accrued $126,000 for the success fee, which is included in the accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

In addition to Mr. Koch, the Managing Director of Handleman UK and one of Handleman’s Vice Presidents of Finance were also employees of AlixPartners and were retained by Handleman Company after Mr. Koch’s appointment. This additional staffing was approved, in advance of them joining Handleman, by the CEO Governing Committee, which is a Committee of the Board that was formed to oversee the AlixPartners engagement. The Company now engages Mr. Koch on a part-time basis; the Vice President of Finance and the Managing Director of Handleman UK have completed their assignments with Handleman Company.

These relationships are viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the nine months ended January 31, 2010, the Company has recorded total costs of $25,000 related to the APS agreement and has another $400,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of January 31, 2010. All invoices from AlixPartners to the Company are reviewed and approved by a member of the Board of Directors prior to their payment.

12.	Subsequent Events

On February 12, 2010, the Company closed on the sale of its corporate headquarters building in Troy, Michigan. The building was purchased by AAM I, LLC and the purchase price was $3,000,000. Cash received at closing totaled $2,710,828.64, following adjustments for a realtor commission fee, customary proration of property taxes, and closing costs. The $200,000, plus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

interest, that was released to the Company on January 9, 2010 as a result of the First Amendment to Purchase Agreement was credited against the purchase price at the closing. Under the terms of the Purchase Agreement, Handleman Company may continue to occupy a portion of the building through December 31, 2011 for no cost, except its share of operating expenses, common area maintenance costs and real property tax.

On February 22, 2010, the Company received a federal income tax refund in the amount of $10.4 million related to a net operating loss carryback. See Note 1 of Notes to Consolidated Financial Statements for additional information related to this refund.

On March 10, 2010, the Company’s Board of Directors approved a reduction in work hours and a corresponding decrease in the annual salary, management bonus and retention bonus for Rozanne Kokko, the Company’s Senior Vice President and Chief Financial Officer. Due to the reduced workload during the wind down period, Ms. Kokko’s annual compensation and bonus will decrease from $378,000 to $264,600 and her retention bonus will decrease from $100,000 to $50,000 effective April 5, 2010. Ms. Kokko remains eligible for a discretionary bonus upon her final termination date.

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

Based on the Company’s net asset balance as of January 31, 2010, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to its creditors and a distribution to shareholders. On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it will carryback fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. On February 22, 2010, the Company received a refund in the amount of $10.4 million from the Internal Revenue Service (“IRS”). This refund is expected to provide the Company with sufficient liquidity for payment in full to its creditors and allow for a distribution to shareholders. It is unknown whether the IRS will examine tax returns giving rise to the refund.

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

Based on the Company’s net asset balance as of January 31, 2010, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders. In addition, the Company cannot predict at this time, when net assets will be available for distribution to creditors and shareholders.

Critical Accounting Estimates

The Company’s critical accounting estimates under liquidation basis of accounting for the third quarter of fiscal 2010 are consistent with those included in its annual report on Form 10-K for the fiscal year ended May 2, 2009.

The Company made significant estimates and exercised judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 2, 2009	Adjustments to Reserves	Payments	Balance at January 31, 2010
U.S. pension plan costs	$17,420	$(2,036)	$—	$15,384
Outside services	3,979	2,437	(2,926)	3,490
Contractual commitments	4,506	(368)	(1,194)	2,944
Payroll related costs	3,661	847	(3,111)	1,397
Other	2,535	(51)	(886)	1,598

Total	$32,101	$829	$(8,117)	$24,813

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations for the five month-period ended October 4, 2008, which primarily includes the Company’s corporate function.

Revenues and direct product costs for the five-months ended October 4, 2008 presented in the Company’s Consolidated Statements of Operations are classified in discontinued operations because all operations of the Company have ceased.

Selling, general and administrative expenses were $26.8 million for the five-month period ended October 4, 2008.

Loss before interest expense, investment income and income taxes (“operating loss”) was $26.8 million for the five-month period ended October 4, 2008.

Interest expense was $3.7 million for the five-month period ended October 4, 2008.

Investment income was $0.1 million for the five-month period ended October 4, 2008.

Income tax benefit was $0.7 million for the five-month period ended October 4, 2008.

The Company had a net loss from continuing operations of $29.6 million, or $1.45 per diluted share, for the first five months of fiscal 2009.

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

Based on the net asset balance as of January 31, 2010, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Proration Percentage	Total Assets Available for Distribution
Wind down related costs	$6,719	100%	$6,719
Taxes (income and other)	2,206	100%	2,206
Unsecured creditor claims, including termination costs for the pension plans of $16,212	28,859	100%	28,859

Total liabilities	$37,784		$37,784
Available for shareholder distribution			2,517

Total assets			$40,301

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. In addition, the timing of cash distributions may be subject to the IRS statute of limitations for an examination of the net operating loss carryback and related federal income tax refund. The aggregate amount of distributions to shareholders is currently expected to be approximately $0.12 per share of common stock based on net assets as of January 31, 2010; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, the dissolution of the Company and the potential examination by the IRS of the income tax refund could vary significantly from current estimates and could even result in no excess cash available for distribution.

On February 12, 2010, the Company closed on the sale of its corporate headquarters building in Troy, Michigan for a price of $3.0 million. Cash received at closing totaled $2.7 million; the Company received an additional $0.2 million of the selling price on January 9, 2010.

Included in the net assets of $2.5 million as of January 31, 2010, was $8.1 million of cash and cash equivalents. The Company believes, based upon its value of net assets as of January 31, 2010, that it will have sufficient funds to settle its liabilities and obligations in full with its creditors. The Company also believes it is possible that there will be excess cash for distribution to the Company’s shareholders. These assumptions are subject to change primarily based upon the ultimate settlement of liabilities, particularly the Company’s pension plans and taxes.

At January 31, 2010, accounts receivable primarily relates to settlement of certain accounts receivable and inventory amounts related to the sale of Crave and state tax receivables.

* * * * * * * * *

Information in this Form 10-Q contains forward-looking statements, which are not historical facts. These statements involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results, events and performance could differ materially from those contemplated by these forward-looking statements including, without limitation, resolving open items and periods with taxing authorities, maintaining sufficient liquidity to fund wind down operations, retaining key personnel, satisfactory resolution of any outstanding claims or claims which may arise, and other factors discussed in this document and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Handleman Company notes that the preceding conditions are not a complete list of risks and uncertainties. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of January 31, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the third fiscal quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has previously indicated that payments to unsecured creditors and distributions to shareholders, if any, will be made mid-calendar 2010 and that such amounts would be based on the net asset position of the Company at the time of distribution. On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends to all businesses the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it will carryback fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. This refund is expected to provide the Company with sufficient liquidity for payment in full to its creditors and allow for a distribution to shareholders. Although the $10.4 million refund has been collected by the Company, it is unknown whether the IRS will examine tax returns giving rise to the refund. As a result, the Company cannot predict at this time, when net assets will be available for distribution to creditors and shareholders.

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

HANDLEMAN COMPANY

DATE: March 11, 2010	BY:	/s/ A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: March 11, 2010	BY:	/s/ Rozanne Kokko
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)