Form 10-K
period 2010-05-01
HANDLEMAN CO /MI/
filed 2010-06-17
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2010

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

Act.    YES  ☐  NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of October 31, 2009 was $204,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of June 11, 2010 was 20,500,181.

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

RECENT DEVELOPMENTS

Handleman Company has been dissolved and continues only for purposes of winding down its affairs. The Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, the Company will terminate this pension plan and plans to purchase a non-participating group annuity contract for all of its participants. The Canadian pension plan, which received Board of Directors’ approval for termination early in fiscal 2009, will be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed, subject to regulatory approval, at the same payout percentage and at the same timing as other unsecured creditor claims. The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions, which could affect discount rates and returns on plan assets. The Company must also resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly.

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it will carryback fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. On February 22, 2010, the Company received a refund in the amount of $10.4 million from the Internal Revenue Service (“IRS”). This refund is expected to provide the Company with sufficient liquidity for payment in full to its creditors and allow for a distribution to shareholders. The Company was notified at the end of the fourth quarter that the IRS will examine the 2008 tax returns giving rise to the refund. The audit work began early in fiscal 2011 and it is uncertain when the audit will be concluded.

Based on the Company’s net asset balance as of May 1, 2010, the Company believes that it will have sufficient liquidity to fund the Company’s remaining wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly as a result of changes in interest rates, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders. In addition, as a result of the aforementioned IRS audit, the Company cannot predict at this time when net assets will be available for distribution to creditors and shareholders.

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

Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business, employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax payments and other regulatory filing fees; (iii) payment of unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts to supplement the terminated U.S. and Canadian pension plans; and (iv) distribution to shareholders. Based on the Company’s net asset balance as of May 1, 2010, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to creditors and a distribution to shareholders.

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

DESCRIPTION OF FORMER BUSINESS OPERATIONS

Prior to the wind down of business operations, the reportable segments of the Company were category management and distribution operations, video game operations and all other. Within the category management and distribution operations business segment, the Company’s revenues were categorized as follows: (i) Category Management Revenues – sales to customers who received the full suite of category management services included with their purchase of Handleman-owned tangible products (primarily music); this suite of services included assortment management utilizing the Company’s category management systems and processes, product warehousing, ticketing, direct to store shipments, in-store field service and customer returns management; and (ii) Fee-for-Services Revenues – revenues generated from the sale of services performed by the Company such as in-store field service and/or warehousing and distribution of customer-owned product; in these arrangements, the customer did not purchase tangible product from Handleman Company. As a result of the Company’s decision in the fourth quarter of fiscal 2008 to exit the music business in North America and the decision in the first quarter of fiscal 2009 to sell the Handleman UK operations, the U.S., Canadian and UK operations were classified as discontinued operations in the Company’s Consolidated Statement of Operations. On June 2, 2008 and September 2, 2008, the Company completed asset purchase agreements related to its U.S. and Canadian operations, respectively. Further, on September 16, 2008, the Company sold certain Handleman UK assets and operations.

Within the video game operations business segment, the Company generated revenues from the sale and distribution of Handleman-owned video game hardware, software and accessories. As a result of the Company’s decision in the first quarter of fiscal 2009 to begin marketing Crave Entertainment Group, Inc. (“Crave”) for sale and the subsequent sale of certain Crave assets on February 10, 2009, the Crave operations have been classified as discontinued operations.

The all other segment primarily represented the Company’s REPS LLC (“REPS”) operating segment. REPS provided in-store merchandising for home entertainment and consumer product brand owners at mass merchant, warehouse club and specialty retailers. As a result of the Company’s decision in the second quarter of fiscal 2009 to begin marketing REPS for sale and the subsequent sale of certain REPS assets on April 16, 2009, the REPS operations have been classified as discontinued operations.

* * * * * * * * *

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s wind down activities.

As of May 1, 2010, Handleman Company had four full-time and three part-time employees remaining, with none belonging to a labor union.

Item 1A.	RISK FACTORS

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 – The discussion of the Company’s future plans contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There are risks associated with forward looking statements. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Do not place undue reliance on forward-looking statements since actual results may vary significantly.

Handleman cannot assure that it will have adequate cash to complete an orderly liquidation of the Company.

Based on the Company’s net asset balance as of May 1, 2010, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders. In addition, as a result of an open IRS audit, the Company cannot predict at this time when net assets will be available for distribution to creditors and shareholders.

Handleman cannot assure that the timing of distributions to creditors and shareholders will be as previously anticipated.

The Company has previously indicated that payments to unsecured creditors and distributions to shareholders, if any, will be made mid-calendar 2010 and that such amounts would be based on the net asset position of the Company at the time of distribution. On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends to all businesses the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it will carryback fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. This refund is expected to provide the Company with sufficient liquidity for payment in full to its creditors and allow for a distribution to shareholders. The $10.4 million refund has been collected by the Company and the IRS began an examination of the tax returns giving rise to the refund in early fiscal 2011. As a result, the Company cannot predict at this time when the net assets will be available for distribution to creditors and shareholders.

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

Handleman cannot assure that there will not be unanticipated complications related to the transition of its divested businesses. Handleman may be subject to claims filed by customers, Anderson Merchandisers L.P. (“Anderson”), Tesco Stores Limited (“Tesco”), Fillpoint LLC (“Fillpoint”) and/or Mosaic Sales Solutions US Operations Co. LLC (”Mosaic”) related to the sale of those businesses, settling of accounts receivable disputes regarding customer product returns, accounts payable disputes regarding vendor claims or other related party claims. These risks include potential accounts receivable disputes with Handleman’s former customers, accounts payable disputes with vendors and disputes with the music providers to which Handleman’s former customers were transitioned.

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

Handleman Company has certain risks related to its defined-benefit pension plans. Handleman’s pension plans are at risk related to the current economic downturn. To the extent that Handleman’s pension plans have investments in volatile instruments, Handleman is at risk that its pension plans will be under funded at any given time. During fiscal 2009, Handleman took steps to immunize its U.S. pension plan, which is significantly larger than the Canadian pension plan, thereby removing a significant portion of the economic risk. Handleman has elected to terminate its pension plans and plans to purchase a non-

participating annuity contract for all participants in the U.S. pension plan upon regulatory approval, and either purchase non-participating annuity contracts or make lump sum payments to participants in the Canadian pension plans following regulatory approval. These distributions and/or purchases will require a large amount of cash. The risk exists that the amounts accrued may be insufficient if market conditions continue to fluctuate and if net assets of the Company are insufficient to pay unsecured creditors in full. The Company plans to begin the process of settling these plans upon completion of the IRS audit.

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

As Handleman progresses in the wind down of operations, it may become more dependent on outside consultants and advisors to perform critical functions. While Handleman anticipates that it will maintain Handleman employees in certain critical accounting, finance and tax positions, Handleman may have to rely on consultants, outside legal counsel and other contractors to perform day-to-day tasks. There is a risk that these non-Handleman employees will have interests and arrangements that may be different from the Company’s shareholders’ interests, including, but not limited to, other client priorities. Further, if the Company was unable to continue to employ qualified outside advisors and consultants to perform critical functions, the Company may be unable to meet its regulatory reporting obligations in a timely manner and the system of internal accounting controls may not function as intended.

Item 1B.	UNRESOLVED STAFF COMMENTS

Handleman Company does not have any unresolved staff comments to report.

Item 2.	PROPERTIES

As of May 1, 2010, Handleman Company has an unoccupied leased warehouse located in Indianapolis, Indiana, which lease expires in November 2010, and an unoccupied sales office in California, which lease expires in March 2013. The Company negotiated settlements with the lessors in June 2010.

On February 12, 2010, the Company sold its 130,000 square foot corporate office building located in Troy, Michigan, and continues to occupy a portion of the building on a rent free basis through December 31, 2011.

Item 3.	LEGAL PROCEEDINGS

See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company’s contingencies.

Except as discussed in Note 11 of Notes to Consolidated Financial Statements with respect to tax litigation, Handleman Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

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

Effective March 26, 2008, Handleman Company’s stock began trading on the Pink Sheet Electronic Quotation Service, trading symbol “HDLM.PK.” There can be no assurance that the Company’s common stock will continue to be quoted on the Pink Sheet Electronic Quotation Service or any other service.

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	May 1, 2010			May 2, 2009
Quarter	Low	High	Close	Low	High	Close
First	$0.00	$0.05	$0.00	$0.68	$2.07	$1.38
Second	0.00	0.01	0.01	1.15	2.80	1.29
Third	0.01	0.26	0.16	0.13	1.37	0.14
Fourth	0.09	0.21	0.10	0.01	0.18	0.03

During the fourth quarter of fiscal 2007, the Company suspended indefinitely its quarterly cash dividends. Accordingly, no dividends were declared during the past two fiscal years.

The share repurchase program, which was authorized by the Company’s Board of Directors on February 23, 2005, is no longer active as the Company’s common shares are no longer transferable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year 2010 ended on May 1, 2010 and its fiscal year 2009 ended on May 2, 2009. Both fiscal years consisted of 52 weeks.

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

The Company must complete the termination of the United States (“U.S.”) and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, the Company will terminate this pension plan and plans to purchase a non-participating group annuity contract for all of its participants. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed, subject to regulatory approval and at the same payout percentage and at the same timing as other unsecured creditor claims. The final settlement amounts of the U. S. and Canadian pension plans could differ from these estimates due to changes in market conditions, which could affect discount rates and returns on plan assets. The Company must also resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly. The Company plans to begin the process of settling these plans upon completion of the IRS audit.

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it will carryback fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. On February 22, 2010, the Company received a refund in the amount of $10.4 million from the Internal Revenue Service (“IRS”). This refund is expected to provide the Company with sufficient liquidity for payment in full to its creditors and allow for a distribution to shareholders. The Company was notified at the end of the fourth quarter of fiscal 2010 that the IRS will examine the 2008 tax returns giving rise to the refund. The audit work began in early fiscal 2011 and it is uncertain when the audit will conclude.

Based on the Company’s net asset balance as of May 1, 2010, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders. In addition, as a result of the aforementioned IRS audit, the Company cannot predict at this time, when net assets will be available for distribution to creditors and shareholders.

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

Prior to the wind down of business operations, Handleman Company operated as a category manager and distributor of prerecorded music and console video game hardware, software and accessories to leading retailers in the U.S., United Kingdom (“UK”) and Canada. During fiscal 2009, the Company completed sales agreements for certain assets related to the U.S., UK and Canadian category management and distribution operations, as well as the Crave Entertainment Group, Inc. (“Crave”) video game operations and the REPS LLC (“REPS”) field service business unit. All of those operations were wound down and the Company has no continuing involvement in those businesses. In accordance with accounting guidance, the U.S., Canada and Handleman UK music category management and distribution businesses, as well as Crave and REPS, have been classified as discontinued operations in the Company’s Consolidated Statement of Operations.

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

The transition from the going concern basis of accounting to the liquidation basis of accounting required management to make significant estimates and judgments in many areas. The Company has approval from its Board of Directors to terminate its U.S. pension plan and purchase a non-participating group annuity contract for all U.S. plan participants. In addition, the Company has terminated its Canadian pension plan and Canadian plan participants will be paid either by lump sum payout or through the purchase of an annuity. Accordingly, actuarial valuation analyses have been prepared quarterly to determine the ultimate amounts owed to terminate the plans. Each valuation resulted in significant adjustments being made to the accrued liquidation costs related to the U.S. pension plan primarily as a result of fluctuations in the Pension Benefit Guaranty Corporation (“PBGC”) discount rates. The termination value of the Canadian pension plan was recorded as of October 4, 2008, prior to the Company’s transition to the liquidation basis of accounting and is re-evaluated quarterly. The Company reviews, on a quarterly basis, all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The Company expects most of the activities will cease by the end of calendar year 2011 and assumed costs through that date.

Pension Expense

Handleman Company will terminate its U.S. pension plan and plans to purchase a non-participating group annuity contract for all plan participants at the same payout percentage and at the same timing as all other unsecured creditor claims. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the termination value of the plan. In the U.S., the PBGC issues select and ultimate interest rates for the specific purpose of determining the present value of annuities in involuntary and distress terminations of single-employer plans. The Company relies on these rates for their valuations. The valuations also utilize participant data and asset information provided by the Company.

The Company performed an actuarial valuation analysis assuming the pension plan would be terminated through the purchase of non-participating group annuity contracts. This resulted in an estimated cost of $17,420,000 at May 2, 2009, which was included in accrued liquidation costs as of that date. The estimated cost to settle the U.S. pension plan as of May 2, 2009 was based upon an average discount rate of 5.40%. As of May 2, 2009, the U.S. pension plan assets totaled $42,266,000 and the U.S. pension plan liability totaled $59,686,000.

The Company accrued $17,171,000 for its U.S. pension cost at May 1, 2010. This liability assumed an average discount rate of 4.61%. The U.S. pension plan assets at May 1, 2010 were $46,038,000 and the U.S. pension plan termination liability was $63,209,000 at May 1, 2010.

The May 1, 2010 termination value of the Company’s pension plans is affected by May 1, 2010 assumptions. Note that the following sensitivities may be asymmetric and are specific to fiscal 2010. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors for the Company’s U.S. pension plan is shown below (in thousands of dollars):

May 1, 2010
	Percentage Point Change	Impact on Fiscal 2010 Cost of Liquidation
Discount rate	+/-1 pt.	$8,669 / $(10,904)
Actual return on assets	+/-1 pt.	$450 / $(450)

The foregoing indicates that changes in the PBGC discount rate can have a significant effect on the termination value of the Company’s U.S. pension plan, and accordingly, the amount of net assets available for distribution to unsecured creditors and shareholders.

Handleman Company terminated its Canadian pension plan and will purchase either non-participating annuity contracts or make lump-sum payments to participants in the Canadian pension plan following regulatory approval by the Financial Services Commission of Ontario. Final settlement will occur at the same payout percentage and same timing as all other unsecured creditors. The termination value of the Canadian pension plan was $822,000 as of May 1, 2010.

Income Taxes

The Company has reported under the liquidation basis of accounting since October 5, 2008. Since this time the Company has not reported an income statement and, as such, has not reported income tax expense.

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

Results of Operations for the Five Months Ended October 4, 2008 (Fiscal 2009)

Unless otherwise noted, the following discussion relates only to results from continuing operations, which primarily includes the Company’s corporate function.

Revenues and direct product costs for the five-months ended October 4, 2008 presented in the Company’s Consolidated Statement of Operations are classified in discontinued operations because all operations of the Company have ceased.

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

Based on the Company’s net asset balance as of May 1, 2010, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors; however, there can be no assurances. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Proration Percentage	Total Assets Available for Distribution
Wind down related costs	$8,080	100%	$8,080
Taxes (income and other)	1,474	100%	1,474
Unsecured creditor claims, including termination costs for the pension plans of $17,993	27,237	100%	27,237

Total liabilities	$36,791		$36,791

Available for shareholder distribution			1,667

Total assets			$38,458

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. In addition, the timing of cash distributions is subject to the IRS examination of the net operating loss carryback and related federal income tax refund. The aggregate amount of distributions to shareholders is currently expected to be approximately $0.08 per share of common stock based on net assets as of May 1, 2010; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, the dissolution of the Company and the examination by the IRS of the income tax refund could vary significantly from current estimates and could even result in no excess cash available for distribution.

On February 12, 2010, the Company closed on the sale of its corporate headquarters building in Troy, Michigan for a price of $3.0 million. Cash received at closing totaled $2.7 million; the Company received an additional $0.2 million of the selling price on January 9, 2010.

Included in the net assets of $1.7 million as of May 1, 2010, was $35.2 million of cash and cash equivalents with original maturities of less than six months. The Company believes, based upon its value of net assets as of May 1, 2010, that it will have sufficient funds to settle its liabilities and obligations in full with its creditors. The Company also believes it is possible that there will be excess cash for distribution to the Company’s shareholders. These assumptions are subject to change primarily based upon the ultimate settlement of liabilities, particularly the Company’s pension plans and taxes.

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

New Accounting Pronouncements

Although many new accounting pronouncements were issued during fiscal 2010, the following pronouncements were applicable to the Company when considering the liquidation basis of accounting.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and as such, the Company applied this Statement in its liquidation presentation in the first quarter of fiscal 2010. In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.” ASU No. 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management’s responsibility to evaluate subsequent events through the date of issuance remains unchanged. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities, which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. It establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 was effective for interim or annual financial periods ending after September 15, 2009. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Other Information

Except as discussed in Note 11 of Notes to Consolidated Financial Statements, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

The Company has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Accordingly, there are no liabilities associated with investments accounted for under the equity method that would be considered material to the Company. In addition, the Company had no significant off-balance sheet arrangements as of May 1, 2010.

On November 27, 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner. In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% (currently $83,000) of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. All APS staffing was approved, in advance of their joining Handleman, by the CEO Governing Committee, which was a Committee of the Board that was formed to oversee the AlixPartners engagement. The Company now engages Mr. Koch on a part-time basis. All invoices from AlixPartners to the Company are reviewed and approved by a member of the Board of Directors prior to their payment. In accordance with accounting guidance, this relationship is viewed as a related party transaction since the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company has not engaged in any other related party transactions, which would have had a material effect on the Company’s financial position, results of operations or cash flows.

On March 10, 2010, the Company’s Board of Directors approved a reduction in work hours and a corresponding decrease in the annual salary, management bonus and retention bonus for Rozanne Kokko, the Company’s Senior Vice President and Chief Financial Officer. This reduction is due to the reduced workload during the wind down period. Ms. Kokko remains eligible for a discretionary bonus upon her final termination date.

During the first quarter of fiscal 2010, the Company’s two remaining members of its Board of Directors agreed to discontinue receiving director fees for their services.

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

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Changes in Net Assets – For the Period October 5, 2008 to May 1, 2010

Consolidated Statements of Net Assets as of May 1, 2010 and May 2, 2009

Consolidated Statement of Operations – For the Five-Month Period Ended October 4, 2008

Consolidated Statement of Shareholders’ Equity – For the Five-Month Period Ended October 4, 2008

Consolidated Statement of Cash Flows – For the Five-Month Period Ended October 4, 2008

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Handleman Company

We have audited the accompanying consolidated statement of net assets of Handleman Company and subsidiaries (the “Company”) as of May 1, 2010 and May 2, 2009, and the related consolidated statement of changes in net assets for the year ended May 1, 2010 and for the period October 5, 2008 to May 2, 2009. We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the period May 4, 2008 to October 4, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets of Handleman Company and subsidiaries as of May 1, 2010 and May 2, 2009, the consolidated changes in net assets for the year ended May 1, 2010 and for the period October 5, 2008 to May 2, 2009, and the results of their operations and their cash flows for the period May 4, 2008 to October 4, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Southfield, Michigan
Date: June 17, 2010

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE PERIOD OCTOBER 5, 2008 TO MAY 1, 2010

(LIQUIDATION BASIS)

(in thousands of dollars)

Shareholders’ equity at October 4, 2008	$67,226
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(6,143)
Accrued liquidation costs	(30,669)

Net assets (liquidation basis) as of October 5, 2008	30,414

Net revenues earned from October 5, 2008 to May 2, 2009	81,789
Net costs incurred from October 5, 2008 to May 2, 2009	(82,531)
Adjust assets and liabilities to fair value	(22,492)
Adjustment to accrued liquidation costs - pension	(5,912)
Adjustment to accrued liquidation costs - other	(7,143)

Net liabilities (liquidation basis) as of May 2, 2009	(5,875)

Adjust assets and liabilities to fair value	671
Adjustment for estimated federal income tax refund	9,288
Adjustment to accrued liquidation costs - pension	249
Adjustment to accrued liquidation costs - other	(2,666)

Net assets (liquidation basis) as of May 1, 2010	$1,667

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF MAY 1, 2010 AND MAY 2, 2009

(LIQUIDATION BASIS)

(in thousands of dollars)

	May 1, 2010	May 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$35,194	$24,526
Accounts receivable and other	1,272	7,083
Other current assets	1,992	10,877

Total assets	$38,458	$42,486

LIABILITIES
Current liabilities:
Accounts payable	$65	$3,205
Accrued and other liabilities	11,831	13,055
Accrued liquidation costs	24,895	32,101

Total liabilities	$36,791	$48,361

Net assets (liabilities) available to shareholders - liquidation basis	$1,667	$(5,875)

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008

(GOING CONCERN BASIS)

(in thousands of dollars except per share data)

For the Five Months Ended October 4, 2008
Revenues	$20
Costs and expenses:
Selling, general and administrative expenses	(26,808)

Operating loss	(26,788)
Interest expense	(3,678)
Investment income	127

Loss before income taxes	(30,339)
Income tax benefit	699

Net loss from continuing operations	$(29,640)

Discontinued operations (Note 4):
Loss from operations of discontinued subsidiaries (including net loss on disposal of subsidiary assets of $24,478)	(15,350)
Income tax expense	(5,788)

Net loss from discontinued operations	$(21,138)

Net loss	$(50,778)

Loss per share:
Continuing operations - basic	$(1.45)

Continuing operations - diluted	$(1.45)

Discontinued operations - basic	$(1.03)

Discontinued operations - diluted	$(1.03)

Net loss - basic	$(2.48)

Net loss - diluted	$(2.48)

Weighted average number of shares outstanding during the period
Basic	20,472

Diluted	20,472

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008

(GOING CONCERN BASIS)

(in thousands of dollars)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
			Foreign Currency Translation Adjustment	Employee Benefit Related	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
May 3, 2008	20,464	$205	$21,441	$(4,342)	$788	$123,581	$141,673
Net loss						(50,778)	(50,778)
Adjustment for foreign currency translation, net of tax of $(2,301)			(21,441)				(21,441)
Employee benefit plan related adjustment, net of tax of $1,208				(2,261)			(2,261)

Comprehensive loss, net of tax							(74,480)

Stock-based compensation:
Performance shares/units	67	—			(73)		(73)
Restricted stock and other	(21)	—			106		106

October 4, 2008	20,510	$205	$—	$(6,603)	$821	$72,803	$67,226

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FIVE-MONTH PERIOD ENDED OCTOBER 4, 2008

(GOING CONCERN BASIS)

(in thousands of dollars)

For the Five Months Ended October 4, 2008
Cash flows from operating activities:
Net loss	$(50,778)

Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation	2,126
Amortization of definite-lived intangible assets	2,630
Recoupment of development costs/licensed rights	1,533
Amortization of financing related fees	5,581
Net loss on disposal of subsidiary assets	24,478
Goodwill impairment adjustment	(1,294)
Loss on disposal of property and equipment	88
Foreign currency translation adjustment	(15,598)
Stock-based compensation	96
Changes in operating assets and liabilities:
Decrease in accounts receivable	120,714
Decrease in merchandise inventories	23,395
Increase in other operating assets	(6,801)
Decrease in accounts payable	(62,208)
Decrease in other operating liabilities	(1,396)

Total adjustments	93,344

Net cash provided from operating activities	42,566

Cash flows from investing activities:
Additions to property and equipment	(553)
Software development costs and acquired rights	(4,026)
Proceeds from sale of subsidiary assets	51,778
Adjustment of cash investment in Crave Entertainment Group	1,294
Proceeds from disposition of properties and equipment	239

Net cash provided from investing activities	48,732

Cash flows from financing activities:
Issuances of debt	176,472
Repayments of debt	(240,178)
Financing related fees	(2,540)
Cash payments from stock-based compensation plans	(62)

Net cash used by financing activities	(66,308)

Effect of exchange rate changes on cash	(2,423)
Net increase cash and cash equivalents	22,567
Cash and cash equivalents at beginning of year	1,043

Cash and cash equivalents at end of period	$23,610

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, the following Notes to Consolidated Financial Statements relate only to results from continuing operations.

1. Basis of Presentation

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company and on May 5, 2009, the Company filed a Certificate of Dissolution with the State of Michigan. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. In addition, the timing of cash distributions is subject to the Internal Revenue Service (“IRS”) examination of the net operating loss carryback and related federal income tax refund, as discussed below.

As a result of the Company’s shareholders’ approval of the Plan of Final Liquidation, the Company adopted the liquidation basis of accounting as of October 5, 2008, which was the beginning of the fiscal month closest to the shareholders’ approval date.

The consolidated financial statements for the period ending October 4, 2008 were prepared on the going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying Consolidated Statement of Operations, Shareholders’ Equity and Cash Flows contain all adjustments, including normal recurring adjustments, necessary to present fairly the results of operations and changes in cash flows for the five months then ended on a going concern basis.

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. During fiscal 2010, the Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 2, 2009	Adjustments to Reserves	Payments	Balance at May 1, 2010
U.S. pension plan costs	$17,420	$(249)	$—	$17,171
Outside services	3,979	2,458	(3,508)	2,929
Contractual commitments	4,506	(617)	(1,610)	2,279
Payroll related costs	3,661	1 ,007	(3,504)	1,164
Other	2,535	(182)	(1,001)	1,352

Total	$32,101	$2,417	$(9,623)	$24,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has a qualified defined benefit pension plan that covers substantially all full-time United States (“U.S.”) employees. The Company performed an actuarial valuation analysis assuming the pension plan would be terminated through the purchase of non-participating group annuity contracts. This resulted in an estimated cost of $17,171,000 at May 1, 2010, which was included in accrued liquidation costs as of that date. The estimated cost to settle the U.S. pension plan as of May 1, 2010 was based upon an average discount rate of 4.61% derived from interest rates published by the Pension Benefit Guaranty Corporation (“PBGC”) for the specific purpose of determining the present value of annuities in involuntary and distress terminations of single-employer plans. As of May 1, 2010, the U.S. pension plan assets totaled $46,038,000 and the U.S. pension plan liability totaled $63,209,000.

The estimated termination cost for the Canadian pension plan as of May 1, 2010 totaling $822,000 is included in Accrued and other liabilities in the Company’s Consolidated Statements of Net Assets.

The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions that could affect discount rates and returns on plan assets.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. As a result of a federal income tax net operating loss carryback filed in the third quarter of fiscal 2010 and the related IRS examination, the Company now anticipates that wind down related costs will extend at least through calendar 2011 at a minimum. Adjustments to the accrued costs of liquidation were made in the second quarter of fiscal 2010 to reflect these additional costs. See below for additional information related to this federal income tax refund.

The estimate of outside services in the accrued costs of liquidation was increased by $2,458,000 during fiscal 2010. The Company increased its accrual for outside services by $770,000 for legal, audit, Securities and Exchange Commission (“SEC”) filing fees and other miscellaneous charges to reflect wind down costs through calendar 2011. The Company also increased outside services in the accrued costs of liquidation by $630,000 due to estimated insurance and legal costs being higher than anticipated due to the wind down occurring at a slower pace than previously forecasted and by $484,000 for pension-related costs including actuarial and plan administration fees. In addition, the Company accrued a success fee of $83,000 for AP Services, LLC (“APS”) in accordance with that agreement and reclassified a $311,000 accrual from other to outside services.

The estimate of contractual commitments in the accrued cost of liquidation was decreased by $617,000 during fiscal 2010 primarily due to creditor claim reconciliations and negotiated early payment settlements.

The estimate of payroll related costs in the accrued costs of liquidation was increased by $1,007,000 during fiscal 2010. Payroll and related expenses were also expected to occur through fiscal 2010. However, as a result of the federal income tax refund and the related examination by the IRS, adjustments of $343,000 were made to extend payroll and related expenses through calendar 2011. In addition, $599,000 was accrued due to payroll and related expenses being higher than forecasted due to the wind down occurring at a slower pace than previously forecasted and an accrual for $187,000 was reclassified from outside services to payroll. These additions were offset in part by a net decrease of $122,000 in accrued medical costs. The Company accrued for higher than anticipated medical costs for a self-insured medical plan covering select severed employees and previous employees that have elected COBRA coverage; these costs were offset in part as the Company moved from the self-insured medical plan to an insured regional medical plan for eligible employees in the third quarter of fiscal 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Transition to Liquidation Basis of Accounting – Fiscal 2009

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

The adjustment of prepaid pension costs of $3,248,000 resulted from the write off of prepaid pension related balances in the U.S. and Canada, recorded under the going concern basis of accounting.

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

During fiscal 2009, the Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked October 5, 2008	Adjustments to Reserves	Payments	Balance at May 2, 2009
U.S. pension plan costs	$11,508	$5,912	$—	$17,420
Outside services	6,701	849	(3,571)	3,979
Contractual commitments	4,699	2,062	(2,255)	4,506
Payroll related costs	4,216	3,278	(3,833)	3,661
Other	3,545	954	(1,964)	2,535

Total	$30,669	$13,055	$(11,623)	$32,101

The Company performed an actuarial valuation analysis of the U.S. pension plan as of October 5, 2008, which resulted in an estimated termination cost of $11,508,000. The estimated cost to settle the U.S. pension plan as of October 5, 2008 was based upon an average discount rate of approximately 6.5% derived from interest rates published by the PBGC. As of October 5, 2008, the U.S. pension plan assets totaled $45,976,000 and the U.S. pension plan liability totaled $57,484,000.

The Company performed another actuarial valuation analysis as of May 2, 2009. As a result of this analysis, the estimated termination cost for the U.S. pension plan increased by $5,912,000 to $17,420,000 as of May 2, 2009. This estimated cost was based upon an average PBGC discount rate of 5.4%. The U.S. pension plan assets at May 2, 2009 were $42,266,000 and the U.S. pension plan termination liability totaled $59,686,000 at May 2, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Each of these actuarial valuations assumed the U.S. pension plan would be terminated through the purchase of non-participating group annuity contracts.

The termination cost of the Canadian pension plan was accrued for under the going concern basis of accounting and was not included in the accrued liquidation costs as of May 2, 2009. As of May 2, 2009, the termination cost for the Canadian pension plan totaled $1,121,000.

As of May 2, 2009, the payroll and related expenses as well as all other expenses were principally expected to occur through January 2010. The initial estimate of payroll related costs in the accrued costs of liquidation was increased by $3,278,000 during the period October 5, 2008 through May 2, 2009. This increase was principally due to estimated payroll, severance and fringe benefit costs totaling $1,278,000 resulting from the sale of REPS LLC (“REPS”) taking significantly longer than anticipated, as well as higher than expected medical claims. Estimated payroll and severance costs for Crave Entertainment Group, Inc. (“Crave”) also increased by $851,000 based upon the terms of the agreement for the sale of certain Crave assets. In addition, estimated payroll and fringe benefit costs increased by $597,000 due to corporate employees being retained beyond their originally scheduled departure dates, along with higher than anticipated medical costs. Contractual commitments cost increased by $2,062,000, primarily driven by an exclusive distribution arrangement at Crave, whereby $1,336,000 is payable to a licensor for guaranteed minimum product purchases.

Adjustments to Fair Value

The following table summarizes gain (loss) adjustments to fair value under the liquidation basis of accounting (in thousands of dollars):

Adjustments to fair value:	May 3, 2009 through May 1, 2010	October 5, 2008 through May 2, 2009
Adjust Crave subsidiary to fair value	$251	$(16,309)
Adjust REPS subsidiary to fair value	(22)	(4,167)
Adjust real estate to fair value	(720)	(1,339)
Adjust other fixed assets to fair value	(14)	(677)
Adjust other assets and liabilities	1,176	—

Total gain (loss)	$671	$(22,492)

Crave

The carrying value of Crave at October 5, 2008 was calculated based on estimated proceeds to be received upon sale based on an average of Letters of Intent received by the Company from prospective buyers as of that date. On February 10, 2009, the Company sold certain assets of Crave to Fillpoint LLC (“Fillpoint”). The Company recorded a loss of $16,309,000, net of legal expenses of $124,000, for the period October 5, 2008 through May 2, 2009, based on proceeds received at closing and estimated future proceeds to be received in accordance with the terms of the agreement. This deterioration in the carrying value of Crave was due to market conditions.

The cash received at closing totaled $8,103,000. Payments received since the closing related to these estimated future proceeds totaled $1,442,000 for accounts receivable collections and $3,518,000 for inventory. During fiscal 2010, the Company worked through and settled all Crave accounts receivable and inventory items in accordance with the sale agreement. Settlement gains of $251,000, net, have been recorded as adjustments to fair value through May 1, 2010. Fillpoint also agreed to pay the Company 50% of the net profit in excess of $300,000 realized during the 24-month

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

period following the closing with respect to the sale of video games published by Fillpoint and acquired as part of exclusive distribution or publishing agreements assumed by Fillpoint as part of the transaction. The Company has not recorded an asset related to this arrangement because the amount due is not estimable at this time. No payments have been received by the Company related to this exclusive distribution arrangement as of the filing of this Form 10-K.

REPS

The carrying value of REPS at October 5, 2008 was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers as of that date. During the fourth quarter of fiscal 2009, the Company entered into an asset purchase and assignment agreement with Mosaic Sales Solutions US Operating Co. LLC (“Mosaic”) related to the sale of certain assets of REPS. This sale was completed on April 6, 2009. The Company recorded a loss of $4,167,000, net of legal expenses of $17,000, for the period October 5, 2008 through May 2, 2009 based on proceeds received at closing and estimated future proceeds to be received in accordance with the terms of the agreement. This deterioration in the carrying value of REPS was due to market conditions.

Mosaic assumed liability for all obligations that arise, accrue and first become due after April 6, 2009, the closing date, related to the purchased customer contracts. All other REPS’ liabilities were retained by the Company.

As consideration for this purchase, Mosaic advanced a cash payment of $250,000 against future revenue sharing, as defined in the agreement. Through May 1, 2010, Mosaic fully recouped the $250,000 advance and the Company has recorded a receivable of $1,800 related to this revenue sharing arrangement. Handleman has provided customary representations and warranties as of the closing date.

Real Estate and Other Fixed Assets

The Company recorded a loss on the carrying value of its corporate headquarters in the amount of $1,339,000 for the period October 5, 2008, through May 2, 2009, under the liquidation basis of accounting. This write down was mainly driven by further deterioration in financial market conditions. The Company recorded additional write downs of $720,000 on the corporate headquarters during fiscal 2010 based on the sale of that building on February 12, 2010 to AAM I, LLC. The purchase price was $3,000,000. Cash received at closing totaled $2,710,828.64, following adjustments for a realtor commission fee, customary proration of property taxes and closing costs. The $200,000, plus interest, that was released to the Company on January 9, 2010 as a result of First Amendment to Purchase Agreement was credited against the purchase price at the closing.

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

After considering the fiscal 2008 federal income tax return filed with the IRS and the expected fiscal 2009 net operating losses, Handleman Company determined that it would carryback approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$33.0 million of tax-basis net operating losses from fiscal 2008, which would result in approximately $10,440,000 of income taxes being recovered. This includes $1,151,000 previously recorded in fiscal 2009. During the third quarter of fiscal 2010, the Company filed Form 1139. During the fourth quarter of fiscal 2010, the Company collected the refund. During the first quarter of fiscal 2011, the IRS began an examination of tax returns giving rise to the refund. It is expected that this audit will take several months to complete and the final outcome of the examination is not yet determinable.

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of May 1, 2010, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to its creditors and a distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments (Canada) to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata, if necessary, within the priority category.

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

As a result of the IRS examination of the net operating loss carryback and related federal income tax refund issue described above, the Company cannot state with certainty when payment of creditor claims or distribution to shareholders is likely to occur. The actual amount and timing of future liquidating distributions, if any, to creditors and shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2. Accounting Policies

Liquidation Basis of Accounting

Accrued Liquidation Costs

Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their estimated settlement amounts and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable.

The Company is required to make significant estimates and judgments in many areas. These estimates are subject to change. The Company reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period.

Pension Expense

Handleman Company terminated its U.S. pension plan during the fourth quarter of fiscal 2009 and plans to purchase a non-participating group annuity contract for all plan participants subject to regulatory approval. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the fair value, or termination value, of the plan. These valuations and the ultimate liability to settle the plan may result in significant adjustments driven by changes in assumptions and due to market conditions.

Handleman Company terminated its Canadian pension plan in the first quarter of fiscal 2009 and plans to purchase either non participating annuity contracts or make lump-sum payments to participants in the Canadian pension plan following regulatory approval by the Finance Service Commission of Ontario. The Company accrued the termination value of the Canadian pension plan under the going concern basis of accounting.

The liabilities related to these pension plans will be settled at the same payout percentage and same timing as all other unsecured creditor claims.

Income Taxes

The Company has reported under the liquidation basis of accounting since October 5, 2008. Since this time the Company has not reported an income statement and, as such, has not reported income tax expense.

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

Based on information available to date, the Company recorded any income tax receivable or payable for the ultimate tax amount expected to be collected or paid. This estimate requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the Company’s operations or other facts and circumstances. Further, management must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require the Company to significantly adjust its tax assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company reduced $674,000 of uncertain tax positions established in prior periods due to the expirations of certain statutes of limitations. As of May 1, 2010, the total amount reported for uncertain tax positions was approximately $3.0 million. The Company anticipates that an additional $703,000 of tax reserves will be reversed in fiscal 2011.

During fiscal 2010, the Company started to file final state tax returns for all states except Michigan. The filing of these state returns will be completed in fiscal 2011.

The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters. Accordingly, the amount of liability, if any, will be updated in the Company’s financial statements as changes in estimates occur.

Going Concern Basis of Accounting

Business

Handleman Company previously had the following reporting segments: category management and distribution operations, video game operations and all other. As a category manager and distributor of music product and prior to fiscal 2009, the Company predominately provided full category management services for prerecorded music product to leading retail chains in the U.S., United Kingdom (“UK”) and Canada. The video game operations were related to Crave and the all other segment primarily represented REPS.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal years ended May 1, 2010 (“fiscal 2010”) and May 2, 2009 (“fiscal 2009”) each consisted of 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries where the Company has voting control. All intercompany accounts and transactions have been eliminated. All subsidiary companies are wholly owned. The Company does not have any significant equity investments other than in companies in which it has voting control.

The Company had intercompany transactions between its U.S. category management and distribution operations and REPS related to revenues and expenses resulting from REPS providing field service for the U.S. music business. As these revenues and expenses are not on-going, costs and associated eliminations have been classified as discontinued operations in the Company’s Consolidated Statement of Operations for all periods presented.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s foreign subsidiaries utilized the local currency as their functional currency. Therefore, the Company converted the balance sheets and statements of operations of its foreign subsidiaries to United States dollars. The Company used an average exchange rate for the period, based on published daily rates, to convert foreign operational transactions to United States dollars. Assets and liabilities of foreign subsidiaries were converted to United States dollars using the prevailing published exchange rate on the last business day of the fiscal period. Common stock and additional paid in capital were converted at historical exchange rates. Net transaction gains included in “Selling, general and administrative expenses” from continuing operations in the Company’s Consolidated Statement of Operations was $50,000 for the five-month period ended October 4, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of six months or less to be cash equivalents. The Company has deposits in a bank account in excess of FDIC limits.

Selling, General and Administrative Expenses

The major components of the Company’s selling, general and administrative expenses from continuing operations included in its Consolidated Statement of Operations were as follows:

•	labor expense, which includes corporate office labor and associated payroll taxes and fringe benefits;

•	outside information technology related service expenses;

•	outside consulting expense; and

•	repairs and maintenance expense.

Income Taxes

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

The calculation of current and deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the Company’s operations or other facts and circumstances. Further, management must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require the Company to adjust its tax assets and liabilities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

record additional income tax expense or benefits. Handleman Company makes assumptions about individual tax positions before any part of the related benefit can be recognized in its financial statements. A company must consider whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves when, despite its belief that its tax return positions are supportable, it is determined that certain positions may be successfully challenged by the taxing authorities. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes.

Earnings Per Share

No additional shares related to stock options issued by the Company were included in the computation of diluted weighted average shares because the options’ exercise prices were greater than the average market price of the common shares or as a result of the net losses for the periods presented.

New Accounting Pronouncements

Although many new accounting pronouncements were issued during fiscal 2010, the following pronouncements were applied to the Company when considering the liquidation basis of accounting.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and as such, the Company applied this Statement in its liquidation presentation in the first quarter of fiscal 2010. In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.” ASU No. 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management’s responsibility to evaluate subsequent events through the date of issuance remains unchanged. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (”SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities, which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. It establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 was effective for interim or annual financial periods ending after September 15, 2009. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

3. Other Current Assets – Liquidation Accounting

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of May 1, 2010 consisted of a letter of credit of $1,124,000, income taxes receivable of $379,000, deposits of $103,000 and other various current assets of $386,000. The Other current assets as of May 2, 2009 consisted of property and equipment, net of $3,640,000, taxes receivable of $3,081,000, a letter of credit of $2,619,000, deposits of $705,000 and other various current assets of $832,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Handleman UK is undergoing a members voluntary liquidation, which is a formal process by which solvent companies wind down their operations in the UK. The Company continues to work through this process and this liquidation is expected to be completed during calendar 2010.

Crave Entertainment

The Company considered Crave held for sale during the first quarter of fiscal 2009 and adjusted the carrying value of Crave for the period ended October 4, 2008 under the going concern basis of accounting. The loss of $26,634,000 was calculated using projected cash flows prepared by the Company and were recorded in discontinued operations in the Company’s Consolidated Statement of Operations. On February 10, 2009, the Company sold certain Crave assets to Fillpoint.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

REPS LLC

The Company considered REPS held for sale during the second quarter of fiscal 2009 and adjusted its carrying value at October 4, 2008 under the going concern basis of accounting. The $7,577,000 loss was calculated based on estimated proceeds to be received upon sale based on an average of Expression of Interest Letters received by the Company from prospective buyers. This loss was recorded in the second quarter of fiscal 2009 in discontinued operations in the Company’s Consolidated Statement of Operations. On April 2, 2009, the Company sold certain REPS assets to Mosaic.

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

Upon completion of the Canadian and Handleman UK asset purchase agreements, all of their music category management and distribution operations were transitioned to the buyers in the second quarter of fiscal 2009. As a result, the Company recorded foreign currency translation gains of $4,321,000 and $11,320,000 related to the Canadian and UK operations, respectively, offset in part by a foreign currency translation loss of $43,000 related to other foreign operations, resulting from the substantial liquidation of the investments in these businesses. These amounts were recorded in discontinued operations in the Company’s Consolidated Statement of Operations in the second quarter of fiscal 2009 under the going concern basis of accounting.

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

The table below summarizes the discontinued operations included in the Company’s Consolidated Statement of Operations, by segment, for the five months ended October 4, 2008 (in thousands of dollars):

	Category Management and Distribution Operations	Video Game Operations	All Other
Revenues	$117,895	$89,561	$5,207
Pre-tax income (loss) from operations excluding net loss on disposal of subsidiary assets	8,475	3,866	(3,213)

5. Impairment and Other Charges

Wind Down of the Music Business in North America

Under the going concern basis of accounting, the Company incurred one-time costs related to its decision to exit the music business in North America and the category management and distribution operating reporting segment. Costs to be incurred after October 4, 2008 were estimated and included in accrued liquidation costs under the liquidation basis of accounting.

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

In addition to the one-time costs identified above, the Company recorded an inventory markdown in the amount of $2,760,000 during the first quarter of fiscal 2009, representing the Company’s best estimate of the adjustment necessary to write down inventory to net realizable value. This inventory markdown was recorded in discontinued operations in the Company’s Consolidated Statement of Operations.

Handleman United Kingdom

Under the going concern basis of accounting, the Company incurred one-time costs related to the sale of the Tesco-related business (which was completed in the second quarter of fiscal 2009) and the wind down of the remaining UK operations.

In the UK, there is a statutory obligation for companies to pay severance, upon termination, to employees who will neither be transferred to a new organization (if applicable) under the Transfer of Undertakings (Protection of Employment) regulations, nor be retained by the existing company in some other capacity. This statutory requirement is the equivalent of a benefit plan because there is a mutual understanding between the employee and the company. A substantial majority of the employees in Handleman UK transitioned with the operations to Tesco upon closing of the asset purchase agreement in the second quarter of fiscal 2009. The Company recorded severance costs of $364,000 in the first five months of fiscal 2009 for the employees discharged related to the wind down of the remaining UK operations. In the first five months of fiscal 2009, the Company incurred legal fees of $445,000 related to the wind down of the UK business. These costs all related to the category management and distribution operations reporting segment and were charged to discontinued operations in the Company’s Consolidated Statements of Operations. Costs to be incurred after October 4, 2008 to complete the wind down of the Handleman UK business were estimated and included in accrued liquidation costs under the liquidation basis of accounting.

6. Goodwill and Intangible Assets

Goodwill

Historically, under going concern accounting, the Company performed an annual impairment test for goodwill in the fourth quarter of each fiscal year or as business conditions warranted a review. The goodwill test for impairment was conducted on a reporting unit level, whereby the carrying value of each reporting unit, including goodwill, was compared to its fair value. Fair value was estimated using a discounted cash flow methodology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company began actively marketing REPS for sale in the second quarter of fiscal 2009. Accordingly, the Company considered REPS held for sale and adjusted the carrying value of its assets. This included the adjustment of goodwill in the all other reporting segment from $6,903,000 to $0, as of October 4, 2008 under the going concern basis of accounting. The valuation was based on estimated proceeds to be received upon sale based on an average of Expressions of Interest Letters received by the Company from prospective buyers. This adjustment was included in discontinued operations in the Company’s Consolidated Statement of Operations. See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information related to the write down of REPS.

Intangible Assets

The Company’s intangible assets predominately related to the acquisitions of Crave and REPS. Historically, under going concern accounting, the Company performed annual impairment analyses, or as business conditions warranted a review, comparing the carrying value of its intangible assets with the future economic benefit of these assets. Based on such analyses, the Company adjusted, as necessary, the value of its intangible assets. As a result of the Crave and REPS business units being marketed for sale, the Company adjusted the carrying values of these entities, including intangibles during the second quarter of fiscal 2009 under the going concern basis of accounting. See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information related to the losses recorded on the carrying values of Crave and REPS.

Internally Developed Video Game Software

Crave, through one of its subsidiary companies, published video game titles under the Crave brand name. These titles supported Sony, Nintendo and/or Microsoft video game platforms and were distributed by Crave. As a result, Crave incurred obligations to contracted video game software developers and, in some cases, obligations to intellectual property right holders. Under its software development agreements, payments were typically based on the achievement of defined milestones, which varied by agreement. Such milestones included payments due at the signing of the agreements, design and/or technical achievements and delivery of completed product; these advances were typically not refundable. These developed games were the property of Crave. Software development costs were recorded in accordance with accounting guidance, which required that these costs be capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.

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

Under Crave’s intellectual property licensing agreements, payments were made to licensors in exchange for the rights to utilize intellectual properties owned by the licensors (e.g. popular animated characters, including all designs, themes and story lines) that may be used in the development of video game software. Payments to licensors allowed Crave the limited right to use these intellectual properties, and at no time did Crave take ownership of these intellectual properties. Advances under these licensing agreements typically occurred at the signing of the agreements and were not refundable. License advance payments were classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheet. Commencing upon product release, these payments were amortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

as royalty expense based upon the ratio of current revenues to total projected revenues, generally over a period of approximately 18 months, and included in discontinued operations in the Company’s Consolidated Statements of Operations. The Company performed quarterly analyses comparing the carrying value of its license advances with the expected sales performance of the specific products to which the costs relate. Management’s judgments and estimates were utilized in the ongoing assessment of the recoverability of these advances. Based on such analyses, the Company adjusted, when necessary, the value of its license advances. Certain intellectual property licensing agreements may have required Crave to make additional payments based on sales volumes. Subject to these terms, once all advance payments to licensors were expensed, additional payments to licensors may have been required. These additional payments were accrued as royalties in the Company’s Consolidated Balance Sheet.

Purchased Video Game Software

Crave also purchased video game software from other software developers that supported Sony, Nintendo and Microsoft video game platforms. As a distributor, Crave occasionally entered into exclusive distribution agreements with these video game suppliers. Under these exclusive distribution agreements, Crave had the right to sole distribution of the agreed upon video software games. The agreements varied by supplier, and may have obligated Crave to pay minimum distribution fees or purchase a specified number of units over a designated period of time. Payments under these exclusive distribution agreements were usually made at the time the agreements were signed, at the time of manufacturing, or in some instances, at the time of product receipt by Crave. These exclusive distribution advances were classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheet and were amortized as royalty expense based upon sales of product purchased from these suppliers, and included in “Direct product costs” in the Company’s Consolidated Statements of Operations. Under certain of these exclusive distribution agreements, additional payments to these suppliers may have been required if pre-defined minimum purchase volumes were exceeded. These additional payments were also classified as “Intangible assets, net” in the Company’s Consolidated Balance Sheet. Management’s judgments and estimates were utilized in the ongoing assessment of the recoverability of these advances.

Royalty expense related specifically to software development costs and licensed rights included in “Recoupment of development costs/licensed rights” in the Company’s Consolidated Statements of Cash Flows is as follows (in thousands of dollars):

Royalty Expense	Five Months Ended October 4, 2008
Software development costs, including write down to net realizable value of $286	$1,048
Exclusive distribution rights, including write down to net realizable value of $75	370
Licensed intellectual property rights	115

Total	$1,533

The Company’s aggregate amortization expense for the five months ended October 4, 2008 was $4,163,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7. Property and Equipment

As a result of the Company’s Plan of Final Liquidation and the adoption of the liquidation basis of accounting, property and equipment were classified as Other current assets in the Company’s Consolidated Statements of Net Assets as of May 1, 2010 and May 2, 2009. Assets were recorded at fair value and depreciation ceased when the assets were deemed held for sale in accordance with accounting guidance.

Historically, under going concern accounting, property and equipment was recorded at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation were eliminated from the respective accounts and the resulting gain or loss was included in results of operations for the period. Repair costs were charged to expense as incurred.

The Company capitalized internal labor costs associated with developing computer software. Such costs were depreciated over the expected life of the software, generally three to seven years.

The Company included depreciation expense in “Selling, general and administrative expenses” in its Consolidated Statement of Operations. Depreciation was computed primarily using the straight-line method based on the following useful lives:

Buildings and improvements	Lesser of the lease term or the useful life
Leasehold improvements	Lesser of the lease term or the useful life
Display fixtures	2-5 years
Computer hardware and software	3-7 years
Equipment, furniture and other	3-10 years

8. Debt

Handleman Company had no outstanding debt as of May 1, 2010 or May 2, 2009. The credit agreement with Silver Point Finance, LLC was terminated on October 31, 2008 and the credit agreement with General Electric Capital Corporation was terminated on August 1, 2008. As a result of reductions in the size of the Company’s credit facility and ensuing termination, during fiscal 2009, the Company accelerated the write-off of financing related fees in accordance with accounting guidance. During the five months ended October 4, 2008, financing related fees expensed were $5,581,000.

Total interest expense from both continuing and discontinued operations for the five months ended October 4, 2008 was $15,665,000. The Company allocated a portion of its interest expense related to its debt agreements from continuing operations to discontinued operations for fiscal year 2009.

9. Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees.

Pension Plans

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010, or thereafter. Upon approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, the Company plans to replace the U.S. pension plan with the purchase of a non-participating group annuity contract for all participants. Under the liquidation basis of accounting, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Company has $17,171,000 accrued in the costs of liquidation as of May 1, 2010 assuming it purchases this annuity contract for all participants. This purchase is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The estimated settlement amount of $1,444,000 was accrued in the second quarter of fiscal 2009 using a discount rate of 4.02%, under the going concern basis of accounting. The estimated settlement amount of the Canadian pension plan is $822,000 as of May 1, 2010 based on an updated termination cost. Final settlement of the Canadian pension plan will occur when the termination is approved by the Financial Services Commission of Ontario and is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting.

Obligations and Funded Status

The following information combines U.S. and Canadian pension plans. The projected benefit obligation, fair value of plan assets and funded status at October 4, 2008 for the two defined benefit pension plans are as follows (in thousands of dollars):

Pension Plans
October 4, 2008
Change in projected benefit obligation:
Benefit obligation at May 3, 2008	$55,976
Interest cost	1,438
Actuarial gain	(5,598)
Benefits paid	(1,932)

Projected benefit obligation at October 4, 2008	$49,884

Change in plan assets:
Fair value of plan assets at May 3, 2008	$59,989
Actual return on plan assets	(7,543)
Company contributions	153
Benefits paid	(1,932)

Fair value of plan assets at October 4, 2008	$50,667

Funded status at October 4, 2008	$783

Amounts recognized in the Company’s Consolidated Balance Sheet at October 4, 2008 are as follows (in thousands of dollars):

Pension Plans
October 4, 2008
Prepaid asset, non-current	$2,227
Accrued liability, current	(1,444)

Net asset recognized	$783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The accumulated benefit obligation for the two defined benefit pension plans was $49,884,000 as of October 4, 2008.

The unrecognized losses in “Accumulated other comprehensive income” at October 4, 2008 was $10,425,000.

Components of net periodic benefit cost are as follows (in thousands of dollars):

Pension Plans
Five Months Ended October 4, 2008
Service cost	$—
Interest cost	1,438
Expected return on plan assets	(1,566)
Amortization of unrecognized prior service cost, actuarial gain and other	10

Net periodic benefit cost	$(118)

Assumptions

A weighted average discount rate of 7.54% and a rate of compensation increase of 0% was used to determine the actuarial present value of the projected benefit obligation at October 4, 2008.

Plan Assets

The Company’s two defined benefit pension plans weighted-average asset allocations by asset category, are as follows:

	Pension Plan
Asset Category	October 4, 2008	May 2, 2009	May 1, 2010
Equity securities	18%	15%	10%
Debt securities	81	75	75
Short-term investments	1	10	15

Total	100%	100%	100%

Pension plan assets are invested in various mutual funds and individual securities, which are overseen by two independent investment advisers. The Pension Trust held no shares of Handleman Company common stock at October 4, 2008. The Company’s strategy for pension plan assets is to provide for growth of capital with a moderate level of volatility. To the extent that Handleman’s pension plans have investments in volatile instruments, Handleman is at risk that its pension plans will be under funded at any given time. During fiscal 2009, Handleman immunized its pension plans thereby removing a significant portion of the economic risk. The Handleman U.S. pension, which is significantly larger than the Canadian pension plan, moved to an 80% long-bond portfolio and 20% equity exposure from 60% equity exposure and a 40% long-bond portfolio. This significantly reduces asset/liability mismatch risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The expected long-term rate of return on assets was 6.56% as of October 4, 2008. The basis used to determine the overall expected long-term rate of return on assets was the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income are expected to return between 4% and 6%.

Cash Flows

The Company contributed $301,000 to the Canadian pension plan during fiscal 2010. Final contributions to the Canadian pension plan for fiscal 2011 will not be determined until the plan’s termination is approved by the Financial Services Commission of Ontario and the assets of the Company are distributed. Final contribution to the U.S. pension plan in fiscal 2010 will be made when the lump sum payouts are made or the non-participating group annuity is purchased.

10. Stock-Based Compensation

Handleman Company cancelled all stock plans effective with the suspension in trading of common stock as of June 20, 2009.

The Company was authorized to grant stock options, performance shares, performance units and restricted stock under three plans. The Company’s 2004 Stock Plan was approved by the Company’s shareholders during fiscal 2005. The Company’s 2001 Stock Option and Incentive Plan was approved during fiscal 2002. The Company’s 1998 Stock Option and Incentive Plan was effective for outstanding awards under that plan.

The maximum number of shares of stock that may have been issued under the 2004 Stock Plan is 750,000 shares. During the first five months of fiscal 2009, the Company granted no shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2004, 479,160 shares of the Company’s stock were available for use under this plan as of October 4, 2008.

The maximum number of shares of stock that may have been issued under the 2001 Stock Option and Incentive Plan was 1,600,000 shares. During the first five months of fiscal 2009, the Company granted no shares under this plan. After deducting stock options, performance shares and restricted stock issued or granted under this plan since adoption in September 2001, there were 169,697 shares of the Company’s stock available for use under this plan as of October 4, 2008.

The Company recorded compensation expense for various stock-based compensation awards issued pursuant to the plans described herein in the amount of $140,000 for the five months ended October 4, 2008. Related income tax benefit of $49,000 was recorded during the five months ended October 4, 2008.

Fair Value Estimation Methodology and Assumptions

The Company’s use of the Black-Scholes option pricing model required management to make various assumptions including the risk-free interest rate, expected term, expected volatility and dividend yield. Expected volatilities were based on the historical volatility of the Company’s stock. The expected term represented the period of time that stock-based compensation awards granted were expected to be outstanding and was estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate for periods during the contractual life of stock-based compensation awards was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the award. Dividend yield assumptions were based on historical patterns and future expectations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Prior to the adoption of SFAS No. 123(R) “Share-Based Payment (revised 2004)” on April 30, 2006, the Company used the Black-Scholes option pricing model to determine the fair value of its equity based stock option awards and issuances under its Employee Stock Purchase Plan (“ESPP”). All other awards were based on the intrinsic value of the underlying stock. There were no stock options granted or ESPP shares issued for the five months ended October 4, 2008.

Stock Options

Information with respect to options outstanding under the previous and current stock plans, which had various terms (not exceeding 10 years) and vesting periods (not exceeding three years) as approved by the Compensation Committee of the Board of Directors for the five months ended October 4, 2008, is set forth below. Options were granted at no less than fair market value at the date of grant.

	Number of Shares	Weighted Average Price
Balance as of May 3, 2008	557,250	$17.44
Granted	—	—
Terminated	(71,044)	$19.19
Exercised	—	—

Balance as of October 4, 2008	486,206	$17.18

Exercisable as of October 4, 2008	486,206	$17.18

For the period October 5, 2008 through May 2, 2009 there were no stock options granted or exercised, and an additional 181,832 stock options were terminated. As of June 20, 2009, all stock options were terminated as shares of the Company’s common stock could no longer be transferred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Performance Shares

The Company granted performance shares to certain employees as authorized within its stock plans. The performance shares expected to be used was based upon achieving “free cash flow” objectives, as defined, and vested over a three-year period. Expense recorded for performance shares was recognized over the vesting period and was based upon the probability of meeting the Company’s performance target, and was adjusted periodically, as required.

The Company did not grant any performance shares during the first five months of fiscal 2009.

Information related to performance shares for the five months ended October 4, 2008 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of May 3, 2008	301,400	$9.86	452,100
Granted	—	—	—
Terminated	(92,725)	$9.73	(139,088)
Distribution ( a)	(97,275)	$15.47	(145,912)

Balance as of October 4, 2008	111,400	$5.10	167,100

(a)	Performance shares totaling 87,675; 5,550; and 4,100 granted in fiscal 2006, 2007 and 2008, respectively.

For the period October 5, 2008 through May 2, 2009 no performance shares were granted, 37,300 performance shares were terminated and 11,700 performance shares were distributed. The balance of performance shares as of May 2, 2009 totaled 62,400. All remaining performance shares were terminated as of June 20, 2009 as shares of the Company’s common stock could no longer be transferred.

As of October 4, 2008, unrecognized compensation cost related to performance shares totaled $49,000.

Performance Units

Beginning in fiscal 2006, the Company granted performance units to certain employees as authorized within its stock plans. The performance units are payable in cash based upon achieving “free cash flow” objectives as defined and measured against pre-determined benchmarks. As of October 4, 2008, approximately $56,000 was recorded as current liabilities in the Company’s Consolidated Balance Sheet. As of October 4, 2008, approximately $22,000 was recorded as non-current liabilities in the Company’s Consolidated Balance Sheet. Performance units vest over a three-year period and compensation expense associated with these performance units is adjusted to market value at each reporting date over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information related to performance units for the five months ended October 4, 2008 is as follows:

	Estimated Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value	Maximum Number of Shares Available
Balance as of May 3, 2008	663,600	$6.60	995,400
Granted	—	—	—
Terminated	(283,275)	$5.58	(424,912)
Distributed	(128,025)	$15.04	(192,038)

Balance as of October 4, 2008	252,300	$3.47	378,450

For the period October 5, 2008 through May 2, 2009 no performance units were granted, 148,500 performance units were terminated, and 23,700 performance units were distributed. The balance of performance units as of May 2, 2009 totaled 80,100. During fiscal 2010, the Company terminated all performance units as of June 20, 2009 as shares of the Company’s common stock could no longer be transferred.

As of October 4, 2008, unrecognized compensation cost related to performance units totaled $23,300.

Restricted Stock

The Company granted restricted stock to certain employees and directors, as authorized within its stock plans. Restricted stock is expensed over the vesting period, which varies by grant.

Restricted stock issued for the five months ended October 4, 2008 is as follows:

	Number of Shares to be Awarded	Weighted- Average Grant Date Fair Value
Balance as of May 3, 2008	88,657	$7.41
Granted	12,000	$1.87
Terminated	(3,000)	$7.05
Vested	(40,150)	$8.54

Balance as of October 4, 2008	57,507	$5.48

For the period October 5, 2008 through May 2, 2009 no restricted stock was granted, 24,382 restricted shares were terminated, and 25,123 restricted shares vested. The balance of restricted stock as of May 2, 2009 totaled 8,002. During fiscal 2010, the restrictions lapsed and all restricted shares fully vested.

Restricted stock granted during the first five months of fiscal 2009, net of forfeitures in the year of grant, was 12,000 shares with a weighted-average grant date fair value of $1.87. As of October 4, 2008, unrecognized compensation cost related to restricted stock totaled $129,087.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11. Commitments and Contingencies

Contingencies

The Company had a contingent liability with a certain state taxing authority related to the filing and payment of franchise taxes. The Company believed that it filed and paid these taxes appropriately, and filed a protest with this taxing authority. The state court ruled in the Company’s favor on this matter in February 2009. In the fourth quarter of fiscal 2009, the state taxing authority filed an appeal to this state court decision and in the first quarter of fiscal 2011, oral arguments were heard by the State Court of Appeals. Because no determination can be made as to the resolution of this issue, as it is neither probable nor estimable, no accrual has been recorded for this item.

The Company had approximately $1,124,000 in a standby letter of credit primarily associated with the requirement to fund certain expenditures related to workers compensation benefits as of May 1, 2010.

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

As a result of the Company’s decision in the fourth quarter of fiscal 2008 to exit the music business in North America and the subsequent decisions in fiscal 2009 to sell certain assets and operations of the remaining operating segments, the U.S., Canadian and UK operations, as well as the Crave and REPS operations, have been classified as discontinued operations in the Company’s Consolidated Statement of Operations.

Because the operations of all the reporting segments are now categorized as discontinued operations, the disclosure of reportable segment information is no longer meaningful and has been excluded.

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of May 1, 2010 and May 2, 2009, the Company had disposed of substantially all of its operations and has significant accumulated net operating losses and related deferred tax assets. The Company has no expectation of generating future profits. As a result, the Company established a valuation allowance against all of its net deferred tax assets except those existing at its Canadian operating subsidiary. A valuation allowance has been recognized to offset deferred tax assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. With respect to its Canadian operations, the Company has a net deferred tax asset as of May 1, 2010 of approximately $279,000 relating to the Company’s Canadian pension. A valuation allowance was not established against this net deferred tax asset as the Company is eligible to file a carryback claim to recover taxes paid in prior years.

For the period ending October 4, 2008, income taxes reported under the going concern basis of accounting are allocated between continuing operations, discontinued operations and other comprehensive income in accordance with ASC Topic 740-20-45-7, which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. ASC Topic 740 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.

The domestic and foreign components of loss from continuing operations before income taxes for the five-month period ended October 4, 2008 are as follows (in thousands of dollars):

Five Months Ended October 4, 2008
Domestic	$30,360
Foreign	(21)

Loss from continuing operations before income taxes	$30,339

Benefit for income taxes related to the loss from continuing operations for the five-month period ended October 4, 2008 consisted of the following (in thousands of dollars):

Five Months Ended October 4, 2008
Currently payable:
Federal	$699
Foreign	—
State and other	—

$699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table provides a reconciliation of the Company’s resulting income tax from continuing operations from the federal statutory income tax (in thousands of dollars):

Five Months Ended October 4, 2008
Federal statutory income tax	$(10,619)
State and local income taxes	—
U.S. tax on foreign earnings	1,799
Net increase in valuation allowance	8,029
Repatriation of foreign earnings	90
Other	2

Resulting income tax benefit from continuing operations	$(699)

14. Related Party Transactions

In November 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. As of May 1, 2010, the Company has accrued $83,000 for the success fee, which is included in the accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

All APS staffing was approved, in advance of their joining Handleman by the CEO Governing Committee, which was a Committee of the Board that was formed to oversee the AlixPartners engagement. The Company now engages Mr. Koch on a part-time basis.

This relationship is viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company recorded $1,589,000 of costs related to the APS agreement during the first five months of fiscal 2009 under going concern accounting. These amounts were included in “Selling, general and administrative expenses” in the Company’s Consolidated Statement of Operations, and were related to labor and expenses. The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the fiscal year ended May 1, 2010, the Company has recorded total costs of $39,000 related to the APS agreement and has another $386,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of May 1, 2010. All invoices from AlixPartners to the Company are reviewed and approved by a member of the Board of Directors prior to their payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

15. Subsequent Event

Events and transactions have been evaluated subsequent to May 1, 2010 for the items that could potentially be recognized or disclosed in these financial statements.

In May 2010, the IRS notified the Company that it will begin an examination of the 2008 tax returns giving rise to the $10.4 million federal income tax refund received in the fourth quarter of fiscal 2010. It is uncertain when this audit will conclude.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of May 1, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of May 1, 2010. The assessment was based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of May 1, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), that occurred during the fourth fiscal quarter ended May 1, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CORPORATE GOVERNANCE

Because the Company is focused on the reduction of costs during its liquidation and the maximization of the liquidated value of the Company, for the benefit of its creditors and potential benefit to its shareholders, the Company is not actively considering the expansion of the Board and, therefore, has not focused on how diversity would be considered in the Director process.

The current members of the Board of Directors have agreed to serve without compensation to see the Company through the liquidation process.

ANNUAL SHAREHOLDERS MEETING

The Company did not hold an Annual Shareholders’ meeting during its fiscal year ended May 1, 2010, nor does it intend to hold any future Annual Meetings during its liquidation.

DIRECTORS

The discussion below sets forth information as of May 1, 2010 regarding the Company’s two Directors.

Eugene A. Miller	Director since 2002 Age 72

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

James B. Nicholson	Director since 1991 Age 67

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

COMMITTEES OF THE BOARD

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth information as of May 1, 2010 regarding the executive officers of the Company. Executive officers serve at the pleasure of the Board.

Name and Age		Office and Year First Elected or Appointed

A.A. Koch	68	(1) President and Chief Executive Officer (2007)

Rozanne Kokko	56	(2) Senior Vice President and Chief Financial Officer (2008)

1.	A. A. Koch has served as President and Chief Executive Officer through the Company’s engagement of AP Services, LLC since November 2007. AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

2.	Rozanne Kokko was named Senior Vice President and Chief Financial Officer in July 2008. Previously, Ms. Kokko served as Senior Vice President, Finance and National Team since February 2008; Vice President, Wal-Mart United States since October 2006; and Vice President, National Team since July 2004.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company including the Company’s principal executive officer and principal financial officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and Directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in any of the Company’s equity securities and any changes thereto, and to furnish copies of these reports to the Company. Based on the Company’s review of the insiders’ forms furnished to the Company or filed with the SEC and representations made by the Directors and executive officers of the Company, no insider failed to file on a timely basis a Section 16(a) report in fiscal 2010.

AUDIT COMMITTEE

The Company does not have a separately designated audit committee. Because the Company has only two directors, the full Board of Directors functions as the Company’s Audit Committee.

Item 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

During the first quarter of fiscal 2010, the Company’s two remaining members of its Board of Directors agreed to discontinue receiving director fees for their services.

The following table provides information on Handleman Company’s director compensation for non-employee directors in fiscal 2010:

Director Compensation During the Fiscal Year Ended May 1, 2010
Name	Fees Earned or Paid in Cash (1)
Eugene A. Miller	$17,250
James B. Nicholson	13,750

Total	$31,000

(1)	Includes all fees paid in cash during the fiscal year ended May 1, 2010, including annual retainer fees, committee and chairman fees, and meeting fees. During the first quarter of fiscal 2010, the Company’s remaining two members of its Board of Directors agreed to discontinue receiving director fees for their services.

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table for the Fiscal Year Ended May 1, 2010
Name and Principal Position	Fiscal Year	Salary (2) ($)	Bonus (3) ($)	Change in Pension Value (4)(5) ($)	All Other Compensation ($)		Total ($)
Albert A. Koch (1) President and CEO	2010 2009	— —	— —	— —	35,376 758,424	(1) (1)	35,376 758,424
Rozanne Kokko Senior VP and CFO	2010 2009	258,404 224,327	204,000 110,000	33,827 49,238	10,781 264,821	(6) (7)	507,012 648,386
Donald M. Genotti VP and Corporate Controller	2010 2009	60,968 163,589	67,400 162,000	— —	2,403 118,877	(8) (9)	130,771 444,466

(1)	Mr. Koch is not a Handleman Company employee. AP Services, LLC, a subsidiary of AlixPartners, LLP, provided his services to the Company under contract. The amount shown under “All Other Compensation” is the amount expensed for fees to AP Services, LLC for Mr. Koch’s services in all capacities, excluding travel expenses.

(2)	Reflects salary earned in fiscal 2010 and 2009, Ms. Kokko’s base salary was increased from $260,000 to $270,000 effective January 4, 2010 and increased from $225,000 to $260,000 effective as of April 1, 2009. On March 10, 2010, the Company’s Board of Directors approved a reduction in work hours and a corresponding decrease in the annual salary, management bonus and retention bonus for Rozanne Kokko. Due to the reduced workload during the wind down period, Ms. Kokko’s annual compensation and bonus will decrease from $378,000 to $264,000 and her retention bonus will decrease from $100,000 to $50,000 effective April 5, 2010. Ms Kokko remains eligible for a discretionary bonus upon her final termination date. Mr. Genotti resigned from the company on July 31, 2009. Upon his resignation, Mr. Genotti’s base salary was $166,860.

(3)	On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. The bonus amounts for fiscal 2009 shown for Ms. Kokko and Mr. Genotti of $110,000 and $162,000, respectively, represent retention payments made to retain these employees during the wind down period. The fiscal 2010 bonus amount for Ms. Kokko represents an incentive bonus of $104,000 and a retention bonus of $100,000. The fiscal 2010 bonus amount for Mr. Genotti represents an incentive bonus of $35,000 and a retention bonus of $32,400.

(4)	Includes annual change in the actuarial present value of accumulated pension and Supplemental Executive Retirement Plan benefits in fiscal 2009. The fiscal 2010 amount includes annual change in the actuarial present value of accumulated pension for Ms. Kokko.

(5)	As of November 1, 2006, the amounts accrued in the U.S. Supplemental Executive Retirement Plan were frozen for all participants. The SERP covered a select group of management employees of the Company. The computation of benefits under the SERP was based upon a formula that takes in to consideration retirement age, years of service up to a maximum of 30 years, and average annual compensation during the highest five consecutive years within the last 10 year of employment. The compensation covered by the SERP includes all earnings from the Company as reported on the employee’s W-2 forms, for base pay, overtime, and bonus payment, plus salary deferrals. No maximum was applied to compensation covered under the SERP. A Trust, established when the SERP was first formed in May 1994 was fully funded to meet SERP obligations.

(6)	Includes company car benefits and amounts paid for certain life and health insurance benefits and amounts contributed to Ms. Kokko. For fiscal 2010, such amounts were $8,975 and $1,806, respectively.

(7)	Includes severance based on the Change of Control Agreement between Ms. Kokko and the Company, company car benefits, amounts paid for certain life and health insurance benefits and amounts contributed to Ms. Kokko’s 401(k) Plan account for the Company matching of employee contributions. For fiscal 2009, such amounts were $249,092; $8,984; $1,806; and $4,939, respectively.

(8)	Includes company car benefits and amounts paid for certain life and health insurance benefits to Mr. Genotti. For fiscal 2010 such amounts were $2,143 and $260, respectively.

(9)	Includes severance, company car benefits, amounts paid for certain life and health insurance benefits and amounts contributed to Mr. Genotti’s 401(k) Plan account for the Company matching of employee contributions. For fiscal 2009 such amounts were $102,683; $7,960; $966; and $7,268, respectively.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

None.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below reflects the number of shares beneficially owned by (1) each Director of the Company; (2) each Executive Officer of the Company named in the Summary Compensation Table; (3) all Directors and Executive Officers as a group; and (4) each person or group owning more than five percent of the outstanding shares of Handleman Company Common Stock. Unless otherwise noted, the information is stated as of May 31, 2010 and the beneficial owners exercise sole voting and/or investment power over their shares.

Name of Beneficial Owner	Shares Owned		Percent of Class
Albert A. Koch	21,213		*
Rozanne Kokko	2,422		*
Donald M. Genotti	13,196		*
Eugene A. Miller	24,452		*
James B. Nicholson	29,214		*
All Directors and Executive Officers as a Group (5 persons)	90,497	(a)	*
S. Muoio & Co. LLC	3,161,023	(b)	15.4%
Met Investors Advisory, LLC	2,614,013	(b)	12.7%
Underhill Partners, L.P.	1,795,861	(b)	8.8%
Blackhorse Capital Management LLC	1,151,613	(b)	5.6%
Third Avenue Management LLC	1,096,093	(b)	5.3%

*	Less than 1% of the Company’s outstanding shares of Common Stock.

(a)	All Directors and Executive Officers as a group (5 persons) beneficially owned 90,497 shares of the Company’s outstanding Common Stock as of May 31, 2010.

(b)

Based on information filed with the Securities and Exchange Commission, (1) S. Muoio & Co., LLC, 500 Madison Avenue, Suite 406, New York, New York 10022, owns 3,161,023 shares (15.4%) of the Company’s outstanding Common Stock; (2) Met Investors Advisory, LLC, 5 Park Plaza, Suite 1900, Irvine, California 92614, owns 2,614,043 (12.7%) of the Company’s outstanding Common Stock; (3) Underhill Partners, L.P., 61 Broadway, 31st Floor, New York, New York 10006 owns 1,795,861 shares (8.8%) of the Company’s outstanding Common Stock; (4) Blackhorse Capital Management LLC, 338 S. Sharon Amity Road, #202, Charlotte, North Carolina 28211, owns 1,151,613 shares (5.6%) of the Company’s outstanding Common Stock; and (5) Third Avenue Management LLC, 622 Third Avenue, 32nd Floor, New York, New York 10017, owns 1,096,093 shares (5.3%) of the Company’s outstanding Common Stock. Management does not know of any other person who, as of May 31, 2009, beneficially owned more than 5% of the Company’s Common Stock.

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

During the fiscal years ended May 1, 2010 and May 2, 2009, Handleman Company paid $33,000 and $2,470,000, respectively (exclusive of the retainer noted above and the success fee discussed below) to AP Services for interim management services provided by AP Services’ personnel, including the services of its employee, Albert Koch. Mr. Koch is a partner in AlixPartners and thus an indirect equity owner in AP Services. His ownership in AP Services amounts to less than 10% of its total equity.

Per the agreement with AP Services, Handleman initially agreed to pay AP Services a success fee that was equal to 5% of the increase in shareholder market capitalization from the inception of the agreement through the payment due date. On May 29, 2008, Handleman and AP Services amended their agreement with respect to the success fee. The Amendment provides that in lieu of the success fee previously agreed to, Handleman will pay AP Services a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman’s shareholders. As of May 1, 2010, the Company has accrued $83,000 for the success fee.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PRE-APPROVAL POLICIES AND PROCEDURES FOR AUDIT AND NON-AUDIT SERVICES

Pursuant to its charter, the Board of Directors must pre-approve the performance of audit and non-audit services. In pre-approving all audit services and permitted non-audit services, the Board of Directors considers whether the provision of the permitted non-audit services is consistent with applicable law and stock exchange policies and with maintaining the independence of the Company’s independent registered public accounting firm.

Fees of Independent Registered Public Accounting Firm in Fiscal 2010 and Fiscal 2009

The following information sets forth the fees that were billed in fiscal 2010 and fiscal 2009 for audit and other services provided by Grant Thornton, the Company’s independent registered public accounting firm. The Board of Directors, based on its review and discussions with management and Grant Thornton, determined that the provision of these services was compatible with maintaining Grant Thornton’s independence. All of such services were approved in conformity with the pre-approval policies and procedures described above.

	Fiscal Year Ended May 1, 2010	Fiscal Year Ended May 2, 2009
Audit fees (1)	$249,671	$670,607
Audit-related fees (2)	77,722	130,664
Tax fees (3)	352,887	271,465

Total fees	$680,280	$1,072,736

(1)	Includes recurring audit of consolidated financial statements including statutory audits in accordance with the standards of the Public Company Accounting Oversight Board (United States); and services related to SEC registration statements and financial reporting.

(2)	Includes audits of employee benefit plans.

(3)	Includes tax return review and tax planning services.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. The following financial statements and supplementary data are filed as a part of this report under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Changes in Net Assets – For the Period October 5, 2008 to May 1, 2010

Consolidated Statements of Net Assets as of May 1, 2010 and May 2, 2009

Consolidated Statement of Operations – For the Five-Month Period Ended October 4, 2008

Consolidated Statement of Shareholders’ Equity – For the Five-Month Period Ended October 4, 2008

Consolidated Statement of Cash Flows – For the Five-Month Period Ended October 4, 2008

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED MAY 2, 2009 AND May 1, 2010

(in thousands of dollars)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions:
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales Returns	Deductions: Adjustments of, or Charge to, Reserve	Balance at End of Period
Year ended May 2, 2009:
Accounts receivable, allowance for gross profit impact of estimated future returns	$4,458	$(23,357)	$21,574	$2,675	$0

Accounts receivable, allowance for doubtful accounts	$3,509	$(594)	$0	$2,915	$0

Inventory reserve	$9,333	$3,334	$0	$12,667	$0

Income tax valuation allowance	$51,264	$(51,264)	$0	$0	$0

Year ended May 1, 2010:
Accounts receivable, allowance for gross profit impact of estimated future returns	$0	$0	$0	$0	$0

Accounts receivable, allowance for doubtful accounts	$0	$0	$0	$0	$0

Inventory reserve	$0	$0	$0	$0	$0

Income tax valuation allowance	$0	$0	$0	$0	$0

3. Exhibits as required by Item 601 of Regulation S-K.

(a) The following documents are filed as part of this Annual Report on the Form 10-K:

Exhibit Number	EXHIBIT

3(a)	Handleman Company’s Restated Articles of Incorporation dated June 30, 1989 (Exhibit A to Form 10-K for the year ended May 1, 1993).	*

3(b)	Handleman Company Bylaws adopted March 7, 1990, as amended through February 22, 2006 (Form 8-K dated February 22, 2006).	*

10(a)	1992 Performance Incentive Plan (Form S-8 dated March 5, 1993, File No. 33-59100).	*

10(b)	1998 Stock Option and Incentive Plan (Form S-8 dated December 21, 1998, File No. 333-69389).	*

10(c)	2001 Employee Stock Purchase Plan (Form S-8 dated November 1, 2001, File No. 333-72622).	*

10(d)	2001 Stock Option and Incentive Plan (Form S-8 dated November 1, 2001, File No. 333-72624).	*

10(e)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit A to Form 10-K for the fiscal year ended May 1, 2004).	*

10(f)	Amendment to Handleman Company 1998 Stock Option and Incentive Plan (Exhibit B to Form 10-K for the fiscal year ended May 1, 2004).	*

10(g)	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2004).	*

10(h)	Amendment to Handleman Company 1998 and 2001 Stock Options and Incentive Plan (Exhibit 10.3 to Form 10-Q for the quarter ended October 30, 2004).	*

10(i)	2004 Stock Plan (Form S-8 dated November 15, 2004, File No. 333-120485).	*

10(j)	Handleman Company Fiscal Year 2005 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(k)	Fiscal Year 2005 Performance Share Awards Plan (Form 8-K dated June 14, 2005).	*

10(l)	Handleman Company’s Fiscal Year 2006 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(m)	Fiscal Year 2006 Performance Awards Plan (Form 8-K dated June 14, 2005).	*

10(n)	Form of the Handleman Company Annual Management Incentive Plan Participant’s Summary (Exhibit 10(n) to Form 10-K for the fiscal year ended April 30, 2005).	*

Exhibit Number	EXHIBIT

10(o)	Form of Performance Share Grant Agreement (Fiscal 2003) (Exhibit 10(o) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(p)	Form of Performance Share Grant Agreement (Fiscal 2005) (Exhibit (10p) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(q)	Performance Share and Performance Unit Grant Agreement (Fiscal 2006) (Exhibit 10(q) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(r)	Handleman Company Restricted Stock Agreement Long Term Performance Incentive Grant (Exhibit 10(r) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(s)	Form of Handleman Company Key Employee Retention Program Agreement (Exhibit 10(s) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(t)	Handleman Company Severance Guidelines dated May 29, 2008 (Exhibit 99.2 to Form 8-K dated June 2, 2008).	*

10(u)	Severance Agreement between Handleman Company and Stephen Strome dated November 27, 2007 (Exhibit 99.1 to Form 8-K dated November 30, 2007).	*

10(v)	Summary of Directors’ Compensation (Exhibit 10(s) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(w)	Summary of Salary Continuation Death Benefits for Officers and Directors (Exhibit 10(t) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(x)	Handleman Company Defined Contributions Supplemental Executive Retirement Plan (United States). (Exhibit 10(aa) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(y)	Advisory Agreement with David Handleman (Exhibit to Form 10-K for the fiscal year ended April 28, 1990).	*

10(z)	Form of Change of Control/Severance Agreement, generally for grade 14 and higher (Exhibit 10(dd) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(aa)	Form of Change of Control/Severance Agreement for Certain Executive Officers, generally for grade 13 (Exhibit 10(ff) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(bb)	Securities Purchase Agreement among Handleman Company and the Shareholders, Optionholders and Warrantholders of Crave Entertainment Group, Inc. dated October 18, 2005 (Exhibit 10.1 to Form 10-Q for the quarter ended October 29, 2005).	*

10(cc)	Amendment to Securities Purchase Agreement dated November 22, 2005 (Exhibit 10.2 to Form 10-Q for the quarter ended October 29, 2005).	*

10(dd)	Asset Purchase Agreement between Handleman Company and Anderson Merchandisers, L.P. dated June 2, 2008 (Exhibit 10.1 to Form 8-K filed June 2, 2008).	*

10(ee)	Management and Restructuring Services Agreement between Handleman Company and AP Services Inc. dated November 27, 2007 (Exhibit 99.2 to Form 8-K dated November 30, 2007).	*

10(ff)	Amendment to AP Services LLP Agreement dated May 29, 2008 (Exhibit 10.5 to Form 8-K dated June 2, 2008).	*

Exhibit Number	EXHIBIT

10(gg)	$140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated May 1, 2007).	*

10(hh)	$110,000,000 Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated May 1, 2007).	*

10(ii)	Waiver and First Amendment to Credit Agreement dated June 28, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended July 28, 2007).	*

10(jj)	Waiver and First Amendment to the Credit Agreement dated June 27, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended July 28, 2007).	*

10(kk)	Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended October 27, 2007).	*

10(ll)	Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended October 27, 2007).	*

10(mm)	Third Amendment to Credit Agreement dated November 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.3 to Form 10-Q for the quarter ended October 27, 2007).	*

10(nn)	Third Amendment to Credit Agreement dated November 30, 2007 among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.4 to Form 10-Q for the quarter ended October 27, 2007).	*

10(oo)	Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2008).	*

Exhibit Number	EXHIBIT

10(pp)	Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended January 31, 2008).	*

10(qq)	Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.3 to Form 10-Q for the quarter ended January 31, 2008).	*

10(rr)	Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.4 to Form 10-Q for the quarter ended January 31, 2008).	*

10(ss)	Sixth Amendment to Credit Agreement dated April 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and Silver Point Finance, LLC, as administrative agent (Exhibit 10.1 to Form 8-K dated May 15, 2008).	*

10(tt)	Sixth Amendment to Credit Agreement dated April 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and General Electric Capital Corporation, as administrative agent (Exhibit 10.2 to Form 8-K dated May 14, 2008).	*

10(uu)	Seventh Amendment to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.3 to Form 8-K dated June 2, 2008).	*

10(vv)	Seventh Amendment to Credit Agreement dated April 30, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.4 to Form 8-K dated June 2, 2008).	*

10(ww)	Eighth Amendment to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company, and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-lead Arranger and General Electric Capital Corporation, as Co-lead Arranger (Exhibit 10.1 to Form 8-K dated June 25, 2008).	*

10(xx)	Eighth Amendment to credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated June 25, 2008).	*

Exhibit Number	EXHIBIT

10(yy)	Ninth Amendment dated July 24, 2008 to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.2 to Form 8-K dated July 29, 2008).	*

10(zz)	Ninth Amendment dated July 24, 2008 to Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.3 to Form 8-K dated July 29, 2008).	*

10(aaa)	Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada, Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 for Form 8-K dated July 29, 2008).	*

10(bbb)	Tenth Amendment dated August 6, 2008 to the Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated August 6, 2008).	*

10(ccc)	Payoff Letter between Handleman Company and General Electric Capital Corporation dated August 1, 2008 (Exhibit 10.2 to Form 8-K dated August 6, 2008).	*

10(ddd)	Settlement and Release Agreement among Handleman Company and David Handleman dated August 18, 2008 (Exhibit 10.1 to Form 8-K dated August 22, 2008).	*

10(eee)	Amendment Agreement dated September 2, 2008 to the Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 to Form 8-K dated September 3, 2008).	*

10(fff)	Asset Purchase Agreement among Handleman UK Limited and Handleman Company Inc. and Oakwood Distribution dated September 16, 2008 (Exhibit 10.1 to Form 8-K dated September 18, 2008).	*

10(ggg)	Eleventh Amendment dated September 18, 2008 to the Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger (Exhibit 10.2 Form 8-K dated
	September 18, 2008).	*

Exhibit Number	EXHIBIT

10(hhh)	Asset Purchase Agreement among Crave Entertainment Group, Inc., Crave Entertainment, Inc. and SVG Distribution, Inc. and Fillpoint LLC dated February 10, 2009 (Exhibit 10.1 to Form 8-K dated February 17, 2009).	*

10(iii)	Purchase and Assignment Agreement among REPS, L.L.C. and Handleman Company and Mosaic Sales Solutions US Operating Co., LLC dated April 6, 2009 (Exhibit 10.1 to Form 8-K dated April 6, 2009).	*

10(jjj)	Purchase Agreement among Handleman Company and AAM I, LLC dated December 8, 2009 (Exhibit 10.1 to Form 10-Q dated December 9, 2009).	*

10(kkk)	Order of Limited Supervision Over Post-Dissolution Liquidation of Handleman Company and Declaring Shares in Handleman Company Non-Transferable Post-Dissolution, entered on May 20, 2009 (Exhibit 99.1 to Form 8-K dated May 21, 2009).	*

14	Handleman Company Code of Business Conduct and Ethics.	*

21	Subsidiaries of the Registrant.	*	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	*	*

* Indicates documents are incorporated herein by reference.

** Indicates documents are filed as part of this Annual Report on Form 10-K.

(b) The following document is furnished as part of this Annual Report on Form 10-K:

Exhibit Number	EXHIBIT

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities Exchange Commission.

Note:	Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE: June 17, 2010	BY:	/s/ A.A. Koch
A.A. Koch, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ Rozanne Kokko
Rozanne Kokko, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
June 17, 2010
DATE

/s/ James B. Nicholson	/s/ Eugene A. Miller
James B. Nicholson, Chairman of the Board	Eugene A. Miller, Director
June 17, 2010	June 17, 2010
DATE	DATE