Form 10-Q
period 2010-07-31
HANDLEMAN CO /MI/
filed 2010-09-10
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

YES   ☒   NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES  ☐  NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of September 3, 2010 was 20,500,181.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD MAY 1, 2010 TO JULY 31, 2010

(LIQUIDATION BASIS, UNAUDITED)

(in thousands of dollars)

Net assets (liquidation basis) as of May 1, 2010	$1,667
Adjust assets and liabilities to fair value	(330)
Adjustment to accrued liquidation costs—pension	858
Adjustment to accrued liquidation costs—other	(25)

Net assets available to shareholders—liquidation basis as of July 31, 2010	$2,170

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF JULY 31, 2010 AND MAY 1, 2010

(LIQUIDATION BASIS)

(in thousands of dollars)

	July 31, 2010 (Unaudited)	May 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$31,803	$35,194
Other receivables	1,320	1,272
Other current assets	1,274	1,992

Total assets	$34,397	$38,458

LIABILITIES
Current liabilities:
Accounts payable	$95	$65
Accrued and other liabilities	11,716	11,831
Accrued liquidation costs	20,416	24,895

Total liabilities	$32,227	$36,791

Net assets available to shareholders—liquidation basis	$2,170	$1,667

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company and on May 5, 2009, the Company filed a Certificate of Dissolution with the State of Michigan. Through the liquidation period, if the Company is able to realize cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. In addition, the timing of cash distributions may be subject to the Internal Revenue Service (“IRS”) statute of limitations for an examination of the net operating loss carryback and related federal income tax refund, as discussed below.

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 1, 2010	Adjustments to Reserves	Payments	Balance at July 31, 2010
U.S. pension plan costs	$17,171	$(858)	$—	$16,313
Outside services	2,929	(30)	(576)	2,323
Contractual commitments	2,279	—	(2,152)	127
Payroll related costs	1,164	38	(229)	973
Other	1,352	17	(689)	680

Total	$24,895	$(833)	$(3,646)	$20,416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has a qualified defined benefit pension plan that covers substantially all full-time United States (“U.S.”) employees. The Company performed an actuarial valuation analysis assuming the pension plan would be terminated through the purchase of non-participating group annuity contracts. This resulted in an estimated termination cost of $17,171,000 at May 1, 2010, which was included in accrued liquidation costs as of that date. The estimated cost to settle the U.S. pension plan as of May 1, 2010 was based upon an average discount rate of 4.61% derived from interest rates published by the Pension Benefit Guaranty Corporation (“PBGC”) for the specific purpose of determining the present value of annuities in involuntary and distress terminations of single-employer plans. As of May 1, 2010, the U.S. pension plan assets totaled $46,038,000 and the U.S. pension plan termination liability totaled $63,209,000.

The Company performed an actuarial valuation analysis as of July 31, 2010, which indicated that the estimated termination cost for the U.S. pension plan decreased to $16,313,000 as of July 31, 2010. The U.S. pension plan assets were $46,196,000 and the U.S. pension plan termination liability totaled $62,509,000 at July 31, 2010, using an average discount rate of 4.77% derived from rates published by the PBGC. The decrease in estimated termination cost was primarily driven by the change in the discount rate.

The estimated termination cost for the Canadian pension plan as of July 31, 2010 totaled $760,000 and has been accrued under Accrued and other liabilities in the Company’s Consolidated Statements of Net Assets.

The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions that could affect discount rates and returns on plan assets.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. As a result of a federal income tax net operating loss carryback filed in the third quarter of fiscal 2010 and the related IRS examination, the Company anticipates that wind down related costs will extend through calendar 2011 at a minimum. See below for additional information related to this federal income tax refund.

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

During the third quarter of fiscal 2010, the Company determined that it would carry back approximately $33.0 million of tax-basis net operating losses from fiscal 2008 and filed for a $10.4 million refund on Form 1139. During the fourth quarter of fiscal 2010, the Company collected the resulting $10.4 million refund. The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. It is expected that this audit will take several months to complete and the final outcome of the examination is not yet determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman is continuing its corporate existence, but is not conducting business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of July 31, 2010, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to its creditors and a distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments (Canada) to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata, if necessary, within the priority category.

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

As a result of the IRS examination of the net operating loss carryback and related income tax refund issue described above, the Company cannot state with certainty when payment of creditor claims or distribution to shareholders is likely to occur. The actual amount and timing of future liquidating distributions, if any, to creditors and shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans.

In addition, the timing of cash distributions may be subject to the completion of the IRS examination of the net operating loss carryback and related federal income tax refund.

2.	Other Current Assets

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of July 31, 2010 consisted of taxes receivable of $637,000, estimated net settlement of worker compensation activities of $527,000, the AP Services, LLC (“APS”) prepaid retainer of $100,000 and other various current assets of $10,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010, or thereafter. Upon approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, the Company plans to replace the U.S. pension plan with the purchase of a non-participating group annuity contract for all participants. Under the liquidation basis of accounting, the Company has $16,313,000 accrued in the costs of liquidation as of July 31, 2010, assuming it purchases this annuity contract for all plan participants. This purchase is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The estimated settlement amount of the Canadian pension plan is $760,000 as of July 31, 2010 based on an updated termination cost. Approval to terminate the Canadian pension plan was received from the Financial Services Commission of Ontario in fiscal 2010; however, the Company will not settle the plan until it is fully funded. Settlement is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting.

During the first three months of fiscal 2011, the Company made no contributions to the Canadian pension plan. Final contributions to the Canadian pension plan will not be determined until the net assets of the Company are distributed. Final contribution to the U.S. pension plan will be made when the non-participating group annuity is purchased.

4.	Contingencies

Contingencies

The Company had a contingent liability with a certain state taxing authority related to the filing and payment of franchise taxes. The Company believed that it filed and paid these taxes appropriately, and filed a protest with this taxing authority. The state court ruled in the Company’s favor on this matter in February 2009. In the fourth quarter of fiscal 2009, the state taxing authority filed an appeal to this state court decision and in the first quarter of fiscal 2011, oral arguments were heard by the State Court of Appeals. The Court has not yet issued their decision and opinion. Because no determination can be made as to the resolution of this issue, as it is neither probable nor estimable, no accrual has been recorded for this item.

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

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of July 31, 2010 and May 1, 2010, the Company had disposed of substantially all of its operations and has significant accumulated net operating losses and related deferred tax assets. The Company has no expectation of generating future profits. As a result, the Company established a valuation allowance against all of its net deferred tax assets except those existing at its Canadian operating subsidiary. A valuation allowance has been recognized to offset deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. With respect to its Canadian operations, the Company has a net deferred tax asset as of July 31, 2010 of approximately $258,000 relating to the Company’s Canadian pension. A valuation allowance was not established against this net deferred tax asset as the Company is eligible to file a carryback claim to recover taxes paid in prior years.

The Company’s estimated net tax liability was $9,055,000 as of July 31, 2010. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

6.	Related Party Transactions

In November 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer (“CEO”) through Handleman’s engagement of AP Services. APS is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

All APS staffing was approved, in advance of their engagement by Handleman, by the CEO Governing Committee, which was a Committee of the Board that was formed to oversee the AlixPartners engagement. The Company now engages Mr. Koch on a part-time basis.

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. As of July 31, 2010, the Company has accrued $108,000 for the success fee, which is included in the accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

This relationship results in a related party transaction because the APS consultants may control or significantly influence the management and operating policies of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the three months ended July 31, 2010, the Company has recorded total costs of $8,000 related to the APS agreement and has another $378,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of July 31, 2010.

7.	Subsequent Events

Events and transactions have been evaluated subsequent to July 31, 2010 for items that could potentially be recognized or disclosed in these financial statements.

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

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the Michigan Department of Energy, Labor and Economic Growth, Bureau of Commercial Services, Corporate Division. As a dissolved company, Handleman is continuing its corporate existence, but is not conducting business, except for the purpose of winding down its affairs. Under State of Michigan law, before making any distribution to shareholders, a dissolved corporation must pay or make provision for its non-barred, valid debts, including those obligations that arise after the effective date of dissolution, but before the bar date and before the distribution. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid creditor claims and obligations; and making a distribution to Handleman’s shareholders.

The Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the United States (“U.S.”) pension plan, the Company will terminate this pension plan and intends to purchase a non-participating group annuity contract for all of its participants. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed, subject to regulatory approval and at the same payout percentage and at the same timing as other unsecured creditor claims. The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions, which could affect discount rates and returns on plan assets. The Company must also resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly. The Company plans to begin the process of settling these plans upon completion of the Internal Revenue Service (“IRS”) audit.

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carryback net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it would carry back fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. On February 22, 2010, the Company received a refund in the amount of $10.4 million from the IRS. This refund is expected to provide the Company with sufficient liquidity for payment in full to its creditors and allow for a distribution to shareholders. The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. It is expected that this audit will take several months to complete and the final outcome of the examination is not yet determinable.

Based on the Company’s net asset balance as of July 31, 2010, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt.

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

Critical Accounting Estimates

The Company’s critical accounting estimates under the liquidation basis of accounting for the first quarter of fiscal 2011 are consistent with those included in its annual report on Form 10-K for the fiscal year ended May 1, 2010.

The Company made significant estimates and exercised judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 1, 2010	Adjustments to Reserves	Payments	Balance at July 31, 2010
U.S. pension plan costs	$17,171	$(858)	$—	$16,313
Outside services	2,929	(30)	(576)	2,323
Contractual commitments	2,279	—	(2,152)	127
Payroll related costs	1,164	38	(229)	973
Other	1,352	17	(689)	680

Total	$24,895	$(833)	$(3,646)	$20,416

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

Based on the net asset balance as of July 31, 2010, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Percentage Paid	Estimated Assets Available for Distribution
Wind down related costs	$3,713	100%	$3,713
Taxes (income and other)	1,979	100%	1,979
Unsecured creditor claims, including termination costs for the pension plans of $17,073	26,535	100%	26,535

Total liabilities	$32,227		$32,227
Available for shareholder distribution			2,170

Total Estimated Assets for Distribution			$34,397

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to realize cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. In addition, the timing of cash distributions is subject to the IRS examination of the net operating loss carryback and related federal income tax refund. Included in the net assets of $2.2 million as of July 31, 2010, was $31.8 million of cash and cash equivalents. The aggregate amount of distributions to shareholders is currently expected to be approximately $0.11 per share of common stock based on net assets as of July 31, 2010; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, the dissolution of the Company and the examination by the IRS of the income tax refund could vary significantly from current estimates and could even result in no excess cash available for distribution.

At July 31, 2010, other receivables primarily related to state tax receivables.

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

Other than as discussed elsewhere in this Form 10-Q with respect to the Company’s pension plan, the Company is not subject to risk resulting from interest rate fluctuations, as the Company has no debt or credit facility.

The Company is not subject to material foreign currency exchange exposure for operations with assets and liabilities that are denominated in currencies other than U.S. dollars.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of July 31, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the first fiscal quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Except as discussed in Note 4 of Notes to Consolidated Financial Statements with respect to state tax litigation, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s wind down of business operations and financial condition. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for fiscal year ended May 1, 2010. There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

HANDLEMAN COMPANY

DATE: September 10, 2010	BY:	/s/ A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: September 10, 2010	BY:	/s/ Rozanne Kokko
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)