Form 10-Q
period 2010-10-30
HANDLEMAN CO /MI/
filed 2010-12-08
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐  NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of November 5, 2010 was 20,500,181.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD MAY 1, 2010 TO OCTOBER 30, 2010

(LIQUIDATION BASIS, UNAUDITED)

(in thousands of dollars)

Net assets as of May 1, 2010	$1,667
Adjust assets and liabilities to fair value	(330)
Adjustment to accrued liquidation costs – pension	858
Adjustment to accrued liquidation costs – other	(25)
Net assets as of July 31, 2010	$2,170

Adjust assets and liabilities to fair value	587
Federal income tax provision	(4,100)
Adjustment to accrued liquidation costs – pension	3,980
Adjustment to accrued liquidation costs – other	(86)

Net assets available to shareholders as of October 30, 2010	$2,551

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF OCTOBER 30, 2010 AND MAY 1, 2010

(LIQUIDATION BASIS)

(in thousands of dollars)

	October 30, 2010 (Unaudited)	May 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$31,592	$35,194
Other receivables	1,123	1,272
Other current assets	1,244	1,992

Total assets	$33,959	$38,458

LIABILITIES
Current liabilities:
Accounts payable	$49	$65
Accrued and other liabilities	15,345	11,831
Accrued liquidation costs	16,014	24,895

Total liabilities	$31,408	$36,791

Net assets available to shareholders	$2,551	$1,667

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 1, 2010	Adjustments to Reserves	Payments	Balance at October 30, 2010
U.S. pension plan costs	$17,171	$(4,838)	$—	$12,333
Outside services	2,929	34	(834)	2,129
Contractual commitments	2,279	5	(2,183)	101
Payroll related costs	1,164	23	(413)	774
Other	1,352	48	(723)	677

Total	$24,895	$(4,728)	$(4,153)	$16,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has a qualified defined benefit pension plan that covers substantially all full-time United States (“U.S.”) employees. The Company performed an actuarial valuation analysis as of May 1, 2010 assuming the pension plan would be terminated through the purchase of non-participating group annuity contracts. This resulted in an estimated termination cost of $17,171,000 at May 1, 2010, which was included in accrued liquidation costs as of that date. The estimated cost to settle the U.S. pension plan as of May 1, 2010 was based upon an average discount rate of 4.61% derived from interest rates published by the Pension Benefit Guaranty Corporation (“PBGC”) for the specific purpose of determining the present value of annuities in involuntary and distress terminations of single-employer plans. As of May 1, 2010, the U.S. pension plan assets totaled $46,038,000 and the U.S. pension plan termination liability totaled $63,209,000.

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

On November 22, 2010, the Company’s Board of Director’s approved an amendment to the U.S. pension plan that will allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. Based on actuarial statistics, the Company estimates that a substantial majority of participants will choose the lump sum payout. The Company performed an actuarial valuation analysis as of October 30, 2010 assuming the pension plan would be terminated with lump sum distributions or the purchase of non-participating group annuity contracts. This resulted in an estimated termination cost of $12,333,000 at October 30, 2010. The U.S. pension plan assets were $46,558,000 and the U.S. pension plan liability totaled $58,891,000, using an average discount rate of 4.50% derived from rates published by the PBGC. The decrease in the estimated termination costs is primarily due to the projected payment of lump sum distributions offset by the decease in the average discount rate for those participants that select the annuity option.

The estimated termination cost for the Canadian pension plan as of October 30, 2010 totaled $681,000 and has been accrued under Accrued and other liabilities in the Company’s Consolidated Statements of Net Assets.

The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions that could affect discount rates and returns on plan assets and due to the number of participants that elect the lump sum payout.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The Company anticipates that wind down related costs will extend through calendar 2011 at a minimum as it settles the pension plans.

The estimate of other costs in the accrued costs of liquidation was increased by $48,000 during fiscal 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the third quarter of fiscal 2010, the Company determined that it would carry back approximately $33.0 million of tax-basis net operating losses from fiscal 2008 and filed for a $10.4 million refund on Form 1139. During the fourth quarter of fiscal 2010, the Company collected the resulting $10.4 million refund. The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. In November 2010, Handleman Company and the IRS agreed to settle disputed tax matters through 2009. The Company estimates it will repay $4.6 million to the IRS related to this settlement, including interest. This amount is not final and is subject to approval by the IRS. $4.1 million was accrued in the second quarter of fiscal 2011 and the remaining $0.5 million was previously accrued during the first quarter of fiscal 2011. The full amount is included in Accrued and other liabilities on the Company’s Consolidated Statement of Net Assets as of October 30, 2010.

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman is continuing its corporate existence, but is not conducting business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of October 30, 2010, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to its creditors and a distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata, if necessary, within the priority category.

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

The Company anticipates that payment of creditor claims and distribution to shareholders is likely to occur in the next nine to twelve months. The actual amount and timing of future liquidating distributions, if any, to creditors and shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	Other Current Assets

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of October 30, 2010 consisted of taxes receivable of $610,000, estimated net settlement of worker compensation activities of $528,000, the AP Services, LLC (“APS”) prepaid retainer of $100,000 and other current assets of $6,000.

3.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010, or thereafter. On November 22, 2010, the Company’s Board of Director’s approved an amendment to the U.S. pension plan that will allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. Approval from the Internal Revenue Service and Pension Benefit Guaranty Corporation is required and will be solicited in the third quarter of fiscal 2010. Under the liquidation basis of accounting, the Company has $12,333,000 accrued in the costs of liquidation as of October 30, 2010 assuming that a substantial majority of participants will elect the lump sum payout settlement option. This settlement is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The estimated settlement amount of the Canadian pension plan is $681,000 as of October 30, 2010 based on an updated termination cost. Approval to terminate the Canadian pension plan was received from the Financial Services Commission of Ontario in fiscal 2010; however, the Company will not settle the plan until it is fully funded. Settlement is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting.

During the first six months of fiscal 2011, the Company made no contributions to the Canadian pension plan. Final contributions to the U.S. and Canadian pension plans will not be determined until the net assets of the Company are distributed.

4.	Contingencies

Contingencies

The Company had a contingent liability with a certain state taxing authority related to the filing and payment of franchise taxes. The Company believed that it filed and paid these taxes appropriately, and filed a protest with this taxing authority. The state court ruled in the Company’s favor on this matter in February 2009. In the fourth quarter of fiscal 2009, the state taxing authority filed an appeal to this state court decision and in the first quarter of fiscal 2011, oral arguments were heard by the State Court of Appeals. The Court has issued their decision in favor of the Company and because no reserves were previously established there is no accounting impact.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the second quarter of fiscal 2011, the Company identified a contingent liability with a certain taxing authority related to the acquisition of Crave Entertainment Group, Inc. ("Crave"). The 2004 and 2005 tax records of Crave are currently being reviewed by said taxing authority and, as such, Handleman may have exposure in the range of $150,000 to $1,100,000. At the time of acquisition in fiscal 2006, the former owners of Crave provided the Company with tax indemnification agreements. Under the terms of the agreements, Handleman is potentially liable for a maximum of $150,000 for any tax issues that arise subsequent to the acquisition date. The Company has established a reserve of $150,000 in the accrued liquidation costs as of October 30, 2010 related to this contingent liability.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of October 30, 2010 and May 1, 2010, the Company had disposed of substantially all of its operations and has significant accumulated net operating losses and related deferred tax assets. The Company has no expectation of generating future profits. As a result, the Company established a valuation allowance against all of its net deferred tax assets except those existing at its Canadian operating subsidiary. A valuation allowance has been recognized to offset deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. With respect to its Canadian operations, the Company has a net deferred tax asset as of October 30, 2010 of approximately $231,000 relating to the Company’s Canadian pension. A valuation allowance was not established against this net deferred tax asset as the Company is eligible to file a carryback claim to recover taxes paid in prior years.

The Company’s estimated net tax liability was $12,758,000 as of October 30, 2010. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. As of October 30, 2010, the Company has accrued $128,000 for the success fee, which is included in the accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

This relationship results in a related party transaction because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the six months ended October 30, 2010, the Company has recorded total costs of $25,000 related to the APS agreement and has another $465,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of October 30, 2010.

7.	Subsequent Events

Events and transactions have been evaluated subsequent to October 30, 2010 for items that could potentially be recognized or disclosed in these financial statements.

On November 22, 2010, the Company’s Board of Director’s approved an amendment to the U.S. pension plan that will allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. See Note 1 of Notes to Consolidated Financial Statements for additional information.

On November 22, 2010, the Company’s Board of Director’s also approved a change in the employment status for Rozanne Kokko effective January 2, 2011. Ms. Kokko will continue to serve as the Company’s Senior Vice President and Chief Financial Officer, but will do so on a consulting basis due to the reduced workload during the wind down period.

On November 12, 2010, Handleman Company and the IRS agreed to settle disputed tax matters through 2009. The Company estimates it will repay $4.6 million to the IRS, including interest. This amount is not final and is subject to IRS approval. $4.1 million was accrued in the second quarter of fiscal 2011 and the remaining $0.5 million was previously accrued during the first quarter of fiscal 2011.

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

The Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the United States (“U.S.”) pension plan, and the subsequent approval of an amendment on November 22, 2010, the Company will terminate this pension plan and will pay participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will also be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. These pension initiatives are expected to be completed, subject to regulatory approval and at the same payout percentage and at the same timing as other unsecured creditor claims. The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions, which could affect discount rates and returns on plan assets and due to the number of participants that elect the lump sum payout. The Company must also resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly.

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carryback net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it would carry back fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. On February 22, 2010, the Company received a refund in the amount of $10.4 million from the IRS. The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. On November 12, 2010, Handleman Company and the IRS agreed to settle disputed tax matters through 2009. The Company estimates it will repay $4.6 million to the IRS, including interest. This amount is not final and is subject to approval by the IRS. During the first quarter of fiscal 2011, the Company accrued $0.5 million and an additional $4.1 million was accrued during the second quarter. A prepayment of $4.4 million was made in November 2010 to stop additional interest from being accrued.

Based on the Company’s net asset balance as of October 30, 2010, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders.

Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business, employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax payments and other regulatory filing fees; (iii) payment of unsecured valid creditor claims and obligations, including settlement of the terminated U.S. and Canadian pension plans; and (iv) distribution to shareholders.

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

The Company made significant estimates and exercised judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 1, 2010	Adjustments to Reserves	Payments	Balance at October 30, 2010
U.S. pension plan costs	$17,171	$(4,838)	$—	$12,333
Outside services	2,929	34	(834)	2,129
Contractual commitments	2,279	5	(2,183)	101
Payroll related costs	1,164	23	(413)	774
Other	1,352	48	(723)	677

Total	$24,895	$(4,728)	$(4,153)	$16,014

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

Based on the net asset balance as of October 30, 2010, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Percentage Paid	Estimated Assets Available for Distribution
Wind down related costs	$3,389	100%	$3,389
Taxes (income and other)	5,494	100%	5,494
Unsecured creditor claims, including termination costs for the pension plans of $13,014	22,525	100%	22,525

Total liabilities	$31,408		$31,408
Available for shareholder distribution			2,551

Total estimated assets for distribution			$33,959

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to realize cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. Included in the net assets of $2.6 million as of October 30, 2010, was $31.6 million of cash and cash equivalents. The aggregate amount of distributions to shareholders is currently expected to be $0.12 per share of common stock based on net assets as of October 30, 2010; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, the dissolution of the Company and the settlement of the pension plans could vary significantly from current estimates and could even result in no excess cash available for distribution.

At October 30, 2010, other receivables primarily related to state tax receivables.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of October 30, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the second fiscal quarter ended October 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s wind down of business operations and financial condition. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for fiscal year ended May 1, 2010. There have been no significant changes in these risks and uncertainties during the second quarter of fiscal 2011.

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

HANDLEMAN COMPANY

DATE: December 8, 2010	BY:	/s/ A. A. KOCH
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: December 8, 2010	BY:	/s/ ROZANNE KOKKO
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)