Form 10-Q
period 2011-01-31
HANDLEMAN CO /MI/
filed 2011-03-03
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of February 11, 2011 was 20,500,181.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD MAY 1, 2010 TO JANUARY 31, 2011

(LIQUIDATION BASIS, UNAUDITED)

(in thousands of dollars)

Net assets as of May 1, 2010	$1,667

Adjust assets and liabilities to fair value	(330)
Adjustment to accrued liquidation costs - pension	858
Adjustment to accrued liquidation costs - other	(25)

Net assets as of July 31, 2010	$2,170

Adjust assets and liabilities to fair value	587
Federal income tax provision	(4,100)
Adjustment to accrued liquidation costs - pension	3,980
Adjustment to accrued liquidation costs - other	(86)

Net assets as of October 30, 2010	$2,551

Adjust assets and liabilities to fair value	(322)
Adjustment to accrued liquidation costs - pension	1,666
Adjustment to accrued liquidation costs - other	(615)

Net assets available to shareholders as of January 31, 2011	$3,280

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF JANUARY 31, 2011 AND MAY 1, 2010

(LIQUIDATION BASIS)

(in thousands of dollars)

	January 31, 2011 (Unaudited)	May 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,956	$35,194
Other receivables	1,122	1,272
Other current assets	1,010	1,992

Total assets	$27,088	$38,458

LIABILITIES
Current liabilities:
Accounts payable	$21	$65
Accrued and other liabilities	10,259	11,831
Accrued liquidation costs	13,528	24,895

Total liabilities	$23,808	$36,791

Net assets available to shareholders	$3,280	$1,667

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 1, 2010	Adjustments to Reserves	Payments	Balance at January 31, 2011

U.S. pension plan costs	$17,171	$(6,504)	$—	$10,667
Outside services	2,929	226	(1,114)	2,041
Contractual commitments	2,279	(46)	(2,225)	8
Payroll related costs	1,164	410	(1,074)	500
Other	1,352	135	(1,175)	312

Total	$24,895	$(5,779)	$(5,588)	$13,528

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

On November 22, 2010, the Company’s Board of Director’s approved an amendment to the U.S. pension plan that will allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. Based on actuarial statistics, the Company estimates that a substantial majority of participants will choose the lump sum payout. The Company performed an actuarial valuation analysis as of October 30, 2010 assuming the pension plan would be terminated with lump sum distributions or the purchase of non-participating group annuity contracts. This resulted in an estimated termination cost of $12,333,000 at October 30, 2010. The U.S. pension plan assets were $46,558,000 and the U.S. pension plan liability totaled $58,891,000, using an average discount rate of 5.02% derived from rates published by the PBGC for the purpose of determining the present value of annuities and from the IRS for the purpose of determining the lump sum values. The decrease in the estimated termination costs is primarily due to the projected payment of lump sum distributions offset by the decease in the average discount rate for those participants that select the annuity option.

The Company performed an actuarial valuation analysis as of January 31, 2011 assuming that a substantial majority of plan participants would settle their pension with a lump sum payout and that the remainder would require the purchase of a non-participating group annuity contract. This analysis indicated that the estimated termination cost of the U.S. pension plan decreased to $10,667,000 as of January 31, 2011. The U.S. pension plan assets were $46,088,000 and the U.S. pension plan liability totaled $56,755,000 at January 31, 2011, using an average discount rate of 5.27% derived from rates published by the PBGC for the purpose of determining the present value of annuities and from the IRS for the purpose of determining the lump sum values. The decrease in estimated termination costs was primarily driven by the increase in the average discount rate. U.S. pension plan participants have until March 15, 2011 to elect the lump sum payout option approved by the Company’s Board of Directors on November 22, 2010.

During the third quarter of fiscal 2011, the Company contributed $772,000 to the Canadian pension plan, of which $680,000 was previously accrued and the remaining $92,000 was expensed in the third quarter. In January 2011, the Company accepted a quote of $1,497,000 from Desjardins Financial Security (“Desjardins”) to annuitize the Canadian pension plan for those pensioners that did not accept a lump sum payout. Payment was made from the pension plan assets to Desjardins in January 2011. The Company anticipates Canadian lump sum payouts will occur in the fourth quarter of fiscal 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company anticipates that wind down related costs will extend through calendar 2011 at a minimum as it settles the pension plans.

The estimate of other costs in the accrued costs of liquidation was increased by $136,000 during fiscal 2011.

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

During the third quarter of fiscal 2010, the Company determined that it would carry back approximately $33.0 million of tax-basis net operating losses from fiscal 2008 and filed for a $10.4 million refund on Form 1139. During the fourth quarter of fiscal 2010, the Company collected the resulting $10.4 million refund. The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. In November 2010, Handleman Company and the IRS agreed to settle disputed tax matters through 2009. The Company estimates that it will repay $4.6 million to the IRS, including interest; however, the settlement amount is not final and is subject to approval by the IRS. During the first quarter of fiscal 2011, the Company accrued $0.5 million and an additional $4.1 million was accrued during the second quarter. In November 2010, a prepayment of $4.4 million was made to the IRS to stop additional interest from being accrued. As of February 2011, the Company has received approval for the settlement and is awaiting interest to be finalized by the IRS.

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman is continuing its corporate existence, but is not conducting business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of January 31, 2011, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to its creditors and a distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata, if necessary, within the priority category.

On May 6, 2009, Handleman Company petitioned the Circuit Court for Oakland County, State of Michigan, for an Order of Limited Supervision over the Liquidation of Handleman post-dissolution. On May 20, 2009, the court order was granted and declared that shares of Handleman common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company anticipates that payment of creditor claims and distribution to shareholders is likely to occur in the next six to nine months. The actual amount and timing of future liquidating distributions, if any, to creditors and shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans.

2.	Other Current Assets

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of January 31, 2011 consisted of taxes receivable of $379,000, estimated net settlement of worker compensation activities of $528,000, the AP Services, LLC (“APS”) prepaid retainer of $100,000 and other current assets of $3,000.

3.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees.

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010, or thereafter. On November 22, 2010, the Company’s Board of Director’s approved an amendment to the U.S. pension plan that will allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. Approval from the Internal Revenue Service and Pension Benefit Guaranty Corporation is required and will be solicited in the fourth quarter of fiscal 2011. Under the liquidation basis of accounting, the Company has $10,667,000 accrued in the costs of liquidation as of January 31, 2011 assuming that a substantial majority of participants will elect the lump sum payout settlement option. This settlement is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. Approval to terminate the Canadian pension plan was received from the Financial Services Commission of Ontario in fiscal 2010.

During the third quarter of fiscal 2011, the Company contributed $772,000 to fully fund the Canadian pension plan. During the third quarter, the Company accepted a quote for $1,497,000 from Desjardins to annuitize the Canadian pension plan for those pensioners that did not accept a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

lump sum payout. Payment was made to Desjardins from pension plan assets in January 2011. The Company anticipates Canadian lump sum payouts will occur in the fourth quarter of fiscal 2011.

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

During the second quarter of fiscal 2011, the Company identified a contingent liability with a certain taxing authority related to the acquisition of Crave Entertainment Group, Inc. (“Crave”). The 2004 and 2005 tax records of Crave are currently being reviewed by said taxing authority and, as such, Handleman may have exposure in the range of $150,000 to $1,100,000. At the time of acquisition in fiscal 2006, the former owners of Crave provided the Company with tax indemnification agreements. Under the terms of the agreements, Handleman is potentially liable for a maximum of $150,000 for any tax issues that arise subsequent to the acquisition date. The Company established a reserve of $150,000 in the accrued liquidation costs in the second quarter of fiscal 2011 related to this contingent liability.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of January 31, 2011 and May 1, 2010, the Company had disposed of substantially all of its operations and has significant accumulated net operating losses and related deferred tax assets. The Company has no expectation of generating future profits. As a result, the Company established a valuation allowance against all of its net deferred tax assets except those existing at its Canadian operating subsidiary. A valuation allowance has been recognized to offset deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s estimated net tax liability was $8,548,000 as of January 31, 2011. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

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

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. As of January 31, 2011, the Company has accrued $164,000 for the success fee, which is included in the accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

This relationship results in a related party transaction because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the nine months ended January 31, 2011, the Company has recorded total costs of $40,000 related to the APS agreement and has another $449,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of January 31, 2011.

7.	Subsequent Events

Events and transactions have been evaluated subsequent to January 31, 2011 for items that could potentially be recognized or disclosed in these financial statements.

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

The Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the United States (“U.S.”) pension plan, and the subsequent approval of an amendment on November 22, 2010, the Company will terminate this pension plan and will pay participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. U.S. pension plan participants have until March 15, 2011 to elect the lump sum payout option. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, will also be paid to participants, either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. In January 2011, the Company funded the Canadian pension plan in full and accepted a quote from Desjardins Financial Services (“Desjardins”) to annuitize the pension for those pensioners that did not select a lump sum pay out. Payment was made from the Canadian pension plan assets to Desjardins in January 2011. The Company anticipates Canadian lump sum payouts will occur in the fourth quarter of fiscal 2011. These pension initiatives are expected to be completed, subject to regulatory approval and at the same payout percentage and at the same timing as other unsecured creditor claims. The final settlement amounts of the U.S. and Canadian pension plans could differ from these estimates due to changes in market conditions, which could affect discount rates and returns on plan assets and due to the number of participants that elect the lump sum payout. The Company must also resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly.

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act deals principally with the extension of unemployment benefits and mortgage relief, it also extends, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provides that a business of any size may elect to carryback net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it would carry back fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. On February 22, 2010, the Company received a refund in the amount of $10.4 million from the IRS. The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. On November 12, 2010, Handleman Company and the IRS agreed to settle disputed tax matters through 2009. The Company estimates that it will repay $4.6 million to the IRS, including interest; however, the settlement amount is not final and is subject to approval by the IRS. In November 2010, a prepayment of $4.4 million was made to the IRS to stop additional interest from being accrued. As of February 2011, the Company has received approval for the settlement and is awaiting interest to be finalized by the IRS.

Based on the Company’s net asset balance as of January 31, 2011, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders.

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

On November 22, 2010, the Company’s Board of Director’s approved a change in the employment status for Rozanne Kokko effective January 2, 2011. Ms. Kokko will continue to serve as the Company’s Senior Vice President and Chief Financial Officer, but will do so on a consulting basis due to the reduced workload during the wind down period.

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

Critical Accounting Estimates

The Company’s critical accounting estimates under the liquidation basis of accounting for the third quarter of fiscal 2011 are consistent with those included in its annual report on Form 10-K for the fiscal year ended May 1, 2010.

The Company made significant estimates and exercised judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 1, 2010	Adjustments to Reserves	Payments	Balance at January 31, 2011

U.S. pension plan costs	$17,171	$(6,504)	$—	$10,667
Outside services	2,929	226	(1,114)	2,041
Contractual commitments	2,279	(46)	(2,225)	8
Payroll related costs	1,164	410	(1,074)	500
Other	1,352	135	(1,175)	312

Total	$24,895	$(5,779)	$(5,588)	$13,528

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

Based on the net asset balance as of January 31, 2011, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Percentage Paid	Estimated Assets Available for Distribution

Wind down related costs	$2,914	100%	$2,914
Taxes (income and other)	1,095	100%	1,095
Unsecured creditor claims, including termination costs for the pension plans of $10,667	19,799	100%	19,799

Total liabilities	$23,808		$23,808

Available for shareholder distribution			3,280

Total estimated assets for distribution			$27,088

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to realize cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. Included in the net assets of $3.3 million as of January 31, 2011, was $25.0 million of cash and cash equivalents. The aggregate amount of distributions to shareholders is currently expected to be $.16 per share of common stock based on net assets as of January 31, 2011; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, the dissolution of the Company and the settlement of the pension plans could vary significantly from current estimates and could even result in no excess cash available for distribution.

At January 31, 2011, other receivables primarily related to state tax receivables.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of January 31, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the third fiscal quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s wind down of business operations and financial condition. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for fiscal year ended May 1, 2010. There have been no significant changes in these risks and uncertainties during the third quarter of fiscal 2011.

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

None.

Item 6. Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities and Exchange Commission.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDLEMAN COMPANY

DATE:	March 3, 2011	BY:	/s/ A. A. KOCH
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE:	March 3, 2011	BY:	/s/ ROZANNE KOKKO
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)