Form 10-K
period 2011-04-30
HANDLEMAN CO /MI/
filed 2011-05-27
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of October 30, 2010 was $1,025,005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of May 27, 2011 was 20,500,181.

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

Handleman Company has been dissolved and continues only for purposes of winding down its affairs. The Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009, and the subsequent approval of an amendment on November 22, 2010, the Company will terminate the U.S. pension plan and will pay participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. U.S. pension plan participants had until March 15, 2011 to elect the lump sum payout option. The Canadian pension plan received Board of Directors’ approval for termination early in fiscal 2009. These pension initiatives are expected to be completed, subject to regulatory approval, at the same payout percentage as other unsecured creditor claims during 2011. As of April 30, 2011, the Company has purchased non-participating annuity contracts from Desjardins Financial Security (“Desjardins”) or issued lump sum payments to the majority of the Canadian participants. The Company currently expects to settle its U.S. Pension obligation at 100% of their value, but the final settlement amounts of the U.S. pension plan could differ from the estimate due to changes in market conditions, which could affect discount rates and returns on plan assets. In connection with the completion of its liquidation, the Company must also resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly.

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act dealt principally with the extension of unemployment benefits and mortgage relief, it also extended, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provided that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it would carry back fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. On February 22, 2010, the Company received a refund in the amount of $10.4 million from the Internal Revenue Service (“IRS”). The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. On November 12, 2010, Handleman Company and the IRS agreed to settle disputed tax matters through 2009. A prepayment of $4.4 million was made in November 2010 to stop additional interest from being accrued. The final settlement has been approved by the IRS and the interest of $0.2 million was paid on March 31, 2011.

Based on the Company’s net asset balance as of April 30, 2011, the Company believes that it will have sufficient liquidity to fund the Company’s remaining wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly as a result of changes in interest rates, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs could be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders or in increasing the final distribution from that currently anticipated.

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

Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business, employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax payments and other regulatory filing fees; (iii) payment of unsecured valid creditor claims and obligations, including the settlement of the terminated U.S. and Canadian pension plans; and (iv) distribution to shareholders. Based on the Company’s net asset balance as of April 30, 2011, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to creditors and a distribution to shareholders.

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

As of April 30, 2011, Handleman Company had three full-time employees and one part-time employee remaining, with none belonging to a labor union.

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

Based on the Company’s net asset balance as of April 30, 2011, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders.

Handleman cannot assure the timing of distributions to creditors and shareholders.

With the settlement of the IRS audit and the initiation of the pension plan settlements, the Company now anticipates that a distribution to creditors and shareholders will be made in the next three to six months. However, the timing of such distributions is subject to a number of risks and uncertainties which may result in distributions being delayed or prevented.

Handleman Company must resolve tax matters.

The Company is continuing to address on-going tax matters, including federal income taxes, state taxes and other taxing jurisdictions. Management continually monitors factors that may result in changes to tax estimates and may require management to adjust its tax assets and liabilities, perhaps significantly.

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

Handleman Company has certain risks related to its defined-benefit pension plans. Handleman’s pension plans are at risk related to the current economic downturn. To the extent that Handleman’s pension plans have investments in volatile instruments, Handleman is at risk that its pension plans will be under funded at any given time. During fiscal 2009, Handleman took steps to immunize its U.S. pension plan, which is significantly larger than the Canadian pension plan, thereby removing a significant portion of the economic risk. Handleman has elected to terminate its pension plans and will either purchase non-participating annuity contracts or make lump sum payments to participants in the U.S. and Canadian pension plans following regulatory approval. These distributions and/or purchases will require a large amount of cash. The risk exists that the amounts accrued may be insufficient if market conditions continue to fluctuate and if net assets of the Company are insufficient to pay unsecured creditors in full. The Company began the process of settling these plans during fiscal 2011. As of April 30, 2011, the Company has purchased non-participating annuity contracts or issued lump sum payments to the majority of the Canadian participants.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

In June 2010, Handleman Company negotiated settlements with the lessor of an unoccupied leased warehouse located in Indianapolis, Indiana, which lease expired in November 2010, and the lessor of an unoccupied sales office in California, which lease was set to expire in March 2013.

On February 12, 2010, the Company sold its 130,000 square foot corporate office building located in Troy, Michigan, and continues to occupy a portion of the building on a rent free basis through December 31, 2011.

Item 3.	LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Financial Statements for a discussion of the Company’s contingencies.

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

Handleman Company’s stock is traded on the Pink Sheet Electronic Quotation Service, trading symbol “HDLM.PK.” There can be no assurance that the Company’s common stock will continue to be quoted on the Pink Sheet Electronic Quotation Service or any other service.

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended
	April 30, 2011			May 1, 2010
Quarter	Low	High	Close	Low	High	Close
First	$0.06	$0.11	$0.06	$0.00	$0.05	$0.00
Second	0.05	0.10	0.05	0.00	0.01	0.01
Third	0.04	0.11	0.09	0.01	0.26	0.16
Fourth	0.08	0.14	0.09	0.09	0.20	0.10

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

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year 2011 ended on April 30, 2011 and its fiscal year 2010 ended on May 1, 2010. Both fiscal years consisted of 52 weeks.

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

The Company must complete the termination of the United States (“U.S.”) and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, and the subsequent approval of an amendment on November 22, 2010, the Company will terminate this pension plan and will pay participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. U.S. pension plan participants had until March 15, 2011 to elect the lump sum payout option. The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, paid participants either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. As of April 30, 2011, the Company has purchased non-participating annuity contracts from Desjardins or issued lump sum payments to the majority of the Canadian participants. The final settlement amount of the U.S. pension plan could differ from the estimate due to changes in market conditions, which could affect discount rates and returns on plan assets. The Company must also resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly.

On November 6, 2009, H.R. 3548, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act dealt principally with the extension of unemployment benefits and mortgage relief, it also extended, to all businesses, the five-year net operating loss carryback previously available only to small businesses. The Act provided that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years. During the third quarter of fiscal 2010, Handleman Company determined that it would carry back fiscal 2008 net operating losses and filed for a $10.4 million refund on Form 1139. On February 22, 2010, the Company received a refund in the amount of $10.4 million from the Internal Revenue Service (“IRS”). The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. On November 12, 2010, Handleman Company and the IRS agreed to settle disputed tax matters through 2009. During the first quarter of fiscal 2011, the Company accrued $0.5 million and an additional $4.1 million was accrued during the second quarter of fiscal 2011. A prepayment of $4.4 million was made in November 2010 to stop additional interest from being accrued. The final settlement has been approved by the IRS and the interest of $0.2 million was paid on March 31, 2011.

Based on the Company’s net asset balance as of April 30, 2011, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs could be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders or in increasing the final distribution from that currently anticipated.

Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business, employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax payments and other regulatory filing fees; (iii) payment of unsecured valid creditor claims and obligations, including the settlement of the terminated U.S. and Canadian pension plans; and (iv) distribution to shareholders.

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

The Company has approval from its Board of Directors to terminate its U.S. pension plan and pay participants either in a lump sum payout or through the purchase a non-participating group annuity contract. In addition, the Company has terminated its Canadian pension plan and the majority of the Canadian plan participants were paid either by lump sum payout or through the purchase of an annuity. Accordingly, actuarial valuation analyses have been prepared quarterly to determine the ultimate amounts owed to terminate the plans. Each valuation resulted in significant adjustments being made to the accrued liquidation costs related to the U.S. pension plan primarily as a result of fluctuations in the Pension Benefit Guaranty Corporation (“PBGC”) discount rates. The original termination value of the Canadian pension plan was recorded as of October 4, 2008, prior to the Company’s transition to the liquidation basis of accounting and was re-evaluated quarterly. As of April 30, 2011, the Company included the remaining termination costs of $23,000 for the Canadian pension plan settlement in the Accrued liquidation costs. The Company reviews, on a quarterly basis, all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The Company expects most of the activities will cease by the end of calendar year 2011 and assumed costs through that date.

Pension Liability

Handleman Company is in the process of terminating the U.S. pension plan and will pay participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. Settlement will be at the same payout percentage and at the same timing as all other unsecured creditor claims. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the termination value of the plan. The Company will seek to purchase annuities for participants who do not elect lump sum payouts. Firms that offer annuities use proprietary pricing models that are not publicly available. In the U.S., the PBGC issues interest rates for the specific purpose of determining the present value of annuities in involuntary and distress terminations of single-employer plans. The Company relies on these rates for their valuations; however, the actual amount paid to purchase annuities may differ from this estimate. The valuations also utilize participant data and asset information provided by the Company.

The Company performed an actuarial valuation analysis as of May 1, 2010 assuming the pension plan would be terminated through the purchase of non-participating group annuity contracts. This resulted in an estimated termination cost of $17,171,000 at May 1, 2010, which was included in accrued liquidation costs as of that date. The estimated cost to settle the U.S. pension plan as of May 1, 2010 was based upon an average discount rate of 4.61%. As of May 1, 2010, the U.S. pension plan assets totaled $46,038,000 and the U.S. pension plan termination liability totaled $63,209,000.

The Company performed an actuarial valuation analysis as of April 30, 2011 assuming the pension plan would be terminated with lump sum distributions or the purchase of non-participating group annuity contracts based on actual elections received from the participant. This resulted in an estimated termination cost of $11,536,000 at April 30, 2011. The U.S. pension plan assets were $46,167,000 and the U.S. pension plan liability totaled $57,703,000 using an average discount rate of 5.27%. The projected payment of lump sum distributions decreased the estimated termination costs by $11,074,000, but was offset by a $5,439,000 increase in estimated termination cost primarily due to the change in the discount rate and actuarial assumptions.

The April 30, 2011 termination value of the Company’s pension plans is affected by April 30, 2011 assumptions. Note that the following sensitivities may be asymmetric and are specific to fiscal 2011. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors for the Company’s U.S. pension plan is shown below (in thousands of dollars):

April 30, 2011
	Percentage Point Change	Impact on Fiscal 2011 Cost of Liquidation
Discount rate	+/-1 pt.	$2,401 / $(2,957)
Actual return on assets	+/-1 pt.	$450 / $(450)

The foregoing indicates that changes in the PBGC discount rate can have a significant effect on the termination value of the Company’s U.S. pension plan, and accordingly, the amount of net assets available for distribution to unsecured creditors and shareholders.

Handleman Company terminated its Canadian pension plan. As of April 30, 2011, the Company has purchased either non-participating annuity contracts from Desjardins or made lump-sum payments to the majority of the participants in the Canadian pension plan. The remaining termination value of the Canadian pension plan was $23,000 as of April 30, 2011.

Income Taxes

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

Based on information available to date, the Company recorded any income tax receivable or payable for the ultimate tax amount owed to wind down the Company. The calculation of current and deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the Company’s operations or other facts and circumstances. Further, management must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require the Company to adjust its tax assets and liabilities, perhaps significantly, and record additional income tax expense or benefits. Handleman Company makes assumptions about individual tax positions before any part of the related benefit can be recognized in its financial statements. A company must consider whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves when, despite its belief that its tax return positions are supportable, it is determined that certain positions may be successfully challenged by the taxing authorities. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes.

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

Based on the Company’s net asset balance as of April 30, 2011, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors; however, there can be no assurances. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Proration Percentage	Total Assets Available for Distribution
Wind down related costs	$2,330	100%	$2,330
Taxes (income and other)	184	100%	184
Unsecured creditor claims, including termination costs for the pension plans of $11,559	21,142	100%	21,142

Total liabilities	$23,656		$23,656

Available for shareholder distribution			2,502

Total assets for distribution			$26,158

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. Included in the net assets of $2.5 million as of April 30, 2011, was $24.2 million of cash and cash equivalents. The aggregate amount of distributions to shareholders is currently expected to be approximately $0.12 per share of common stock based on net assets as of April 30, 2011; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, the dissolution of the Company and the settlement of the pension plans could vary significantly from current estimates and could even result in no excess cash available for distribution or cash available for distribution in excess of the current estimate.

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

Other Information

Except as discussed in Note 6 of Notes to Consolidated Financial Statements, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

The Company has no investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Accordingly, there are no liabilities associated with investments accounted for under the equity method that would be considered material to the Company. In addition, the Company had no significant off-balance sheet arrangements as of April 30, 2011.

On November 27, 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner. In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% (currently estimated to be $125,000) of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. All APS staffing was approved, in advance of their joining Handleman, by the CEO Governing Committee, which was a Committee of the Board that was formed to oversee the AlixPartners engagement. The Company now engages Mr. Koch on a part-time basis. All invoices greater than $100,000 from AlixPartners to the Company are reviewed and approved by a member of the Board of Directors prior to their payment. In accordance with accounting guidance, this relationship is viewed as a related party transaction since the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company has not engaged in any other related party transactions, which would have had a material effect on the Company’s financial position, results of operations or cash flows.

On November 22, 2010, the Company’s Board of Director’s approved a change in the employment status for Rozanne Kokko effective January 2, 2011. Ms. Kokko continues to serve as the Company’s Senior Vice President and Chief Financial Officer, but does so on a consulting basis due to the reduced workload during the wind down period.

Previously, on March 10, 2010, the Company’s Board of Directors had approved a reduction in work hours and a corresponding decrease in the annual salary, management bonus and retention bonus for Ms. Kokko, the Company’s Senior Vice President and Chief Financial Officer. This reduction was due to the reduced workload during the wind down period. Ms. Kokko remains eligible for a discretionary bonus as of the Company’s ultimate termination date and also received a discretionary bonus for the year ending on her termination as an employee of the Company.

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

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Changes in Net Assets – For the Period May 2, 1009 to April 30, 2011

Consolidated Statements of Net Assets as of April 30, 2011 and May 1, 2010

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Handleman Company

We have audited the accompanying consolidated statements of net assets of Handleman Company and subsidiaries (the “Company”) as of April 30, 2011 and May 1, 2010, and the related consolidated statements of changes in net assets for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets of Handleman Company and subsidiaries as of April 30, 2011 and May 1, 2010, and the consolidated changes in net assets for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Southfield, Michigan
May 27, 2011

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE PERIOD MAY 2, 2009 TO APRIL 30, 2011

(LIQUIDATION BASIS)

(in thousands of dollars)

Net liabilities as of May 2, 2009	$(5,875)
Adjust assets and liabilities to fair value	671
Adjustment for estimated federal income tax refund	9,288
Adjustment to accrued liquidation costs - pension	249
Adjustment to accrued liquidation costs - other	(2,666)

Net assets as of May 1, 2010	1,667

Adjust assets and liabilities to fair value	$549
Federal income tax adjustments	(4,602)
Adjustment to accrued liquidation costs - pension	5,612
Adjustment to accrued liquidation costs - other	(724)

Net assets available to shareholders as of April 30, 2011	$2,502

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF APRIL 30, 2011 AND MAY 1, 2010

(LIQUIDATION BASIS)

(in thousands of dollars)

	April 30, 2011	May 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,210	$35,194
Other receivables	1,154	1,272
Other current assets	794	1,992

Total assets	$26,158	$38,458

LIABILITIES
Current liabilities:
Accounts payable	$—	$65
Accrued and other liabilities	9,767	11,831
Accrued liquidation costs	13,889	24,895

Total liabilities	$23,656	$36,791

Net assets available to shareholders	$2,502	$1,667

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

Fiscal 2011

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 1, 2010	Adjustments to Reserves	Payments	Balance at April 30, 2011
U.S. and Canadian pension plan costs	$17,171	$(5,612)	$—	$11,559
Outside services	2,929	201	(1,470)	1,660
Contractual commitments	2,279	(46)	(2,228)	5
Payroll related costs	1,164	472	(1,225)	411
Other	1,352	97	(1,195)	254

Total	$24,895	$(4,888)	$(6,118)	$13,889

The Company has a qualified defined benefit pension plan that covers substantially all full-time United States (“U.S.”) employees. On November 22, 2010, the Company’s Board of Director’s approved an amendment to the U.S. pension plan, which would allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. The Company performed an actuarial valuation analysis as of April 30, 2011 based upon actual elections received from plan participants. This resulted in an estimated termination cost of $11,536,000 at April 30, 2011. The U.S. pension plan assets were $46,167,000 and the U.S. pension

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

plan liability totaled $57,703,000, using an average discount rate of 5.27% derived from rates published by the Pension Benefit Guaranty Corporation (“PBGC”). The projected payment of lump sum distributions decreased the estimated termination costs by $11,074,000, but was offset by a $5,439,000 increase in estimated termination cost primarily due to the change in the discount rate and actuarial assumptions.

The remaining estimated termination cost for the Canadian pension plan as of April 30, 2011 totaled $23,000 and has been accrued under Accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

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

The estimate for outside services in Accrued liquidation costs was increased by $201,000 during fiscal 2011 primarily due to pension-related costs including actuarial fees, plan administration fees and termination cost.

The estimate of payroll related costs in Accrued liquidation costs was increased by $472,000 during fiscal 2011. The Company accrued an additional $225,000 for a discretionary bonus. In addition, the remaining increase in the accrual primarily relates to the pension plan termination and the wind down occurring at a slower pace than anticipated.

The estimate of other costs in the accrued costs of liquidation was increased by $97,000 during fiscal 2011.

Fiscal 2010

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

The Company performed an actuarial valuation analysis assuming the U.S. pension plan would be terminated through the purchase of non-participating group annuity contracts. This resulted in an estimated cost of $17,171,000 at May 1, 2010, which was included in accrued liquidation costs as of that date. The estimated cost to settle the U.S. pension plan as of May 1, 2010 was based upon an average discount rate of 4.61% derived from interest rates published by the PBGC. As of May 1, 2010, the U.S. pension plan assets totaled $46,038,000 and the U.S. pension plan liability totaled $63,209,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The estimated termination cost for the Canadian pension plan as of May 1, 2010 totaling $822,000 was included in Accrued and other liabilities in the Company’s Consolidated Statements of Net Assets.

As a result of a federal income tax net operating loss carryback filed in the third quarter of fiscal 2010 and the related IRS examination, the Company anticipated that wind down related costs would extend at least through calendar 2011 at a minimum. Adjustments to the accrued costs of liquidation were made in the second quarter of fiscal 2010 to reflect these additional costs. See below for additional information related to this federal income tax refund.

The estimate of outside services in the accrued costs of liquidation was increased by $2,458,000 during fiscal 2010. The Company increased its accrual for outside services by $770,000 for legal, audit, Securities and Exchange Commission (“SEC”) filing fees and other miscellaneous charges to reflect wind down costs through calendar 2011. The Company also increased outside services in the accrued costs of liquidation by $630,000 due to estimated insurance and legal costs being higher than anticipated due to the wind down occurring at a slower pace than previously forecasted and by $484,000 for pension-related costs including actuarial and plan administration fees. In addition, the Company accrued a success fee of $83,000 for APS and reclassified a $311,000 accrual from other to outside services.

The estimate of contractual commitments in the accrued cost of liquidation was decreased by $617,000 during fiscal 2010 primarily due to creditor claim reconciliations and negotiated early payment settlements.

The estimate of payroll related costs in the accrued costs of liquidation was increased by $1,007,000 during fiscal 2010. Payroll and related expenses were expected to occur through fiscal 2010. However, as a result of the federal income tax refund and the related examination by the IRS, adjustments of $343,000 were made to extend payroll and related expenses through calendar 2011. In addition, $599,000 was accrued due to payroll and related expenses being higher than forecasted due to the wind down occurring at a slower pace than previously forecasted and an accrual for $187,000 was reclassified from outside services to payroll. These additions were offset in part by a net decease of $122,000 in accrued medical costs. The Company accrued for higher than anticipated medical costs for a self-insured medical plan covering select severed employees and previous employees that have elected COBRA coverage; these costs were offset in part as the Company moved from the self-insured medical plan to an insured regional medical plan for eligible employees in the third quarter of fiscal 2010.

Federal Income Tax Refund

On November 6, 2009, H.R. 3548, the Worker, Homeownership and Business Assistance Act of 2009 (the “Act”) was enacted. Although the Act dealt principally with the extension of unemployment benefits and mortgage relief, it also extended to all businesses the five-year net operating loss carryback previously available only to small businesses. The Act provided that a business of any size may elect to carry back net operating losses incurred in 2008 or 2009 (but not both) for three, four or five years.

During the third quarter of fiscal 2010, the Company determined that it would carry back approximately $33.0 million of tax-basis net operating losses from fiscal 2008 and filed for a $10.4 million refund on Form 1139. During the fourth quarter of fiscal 2010, the Company collected the resulting $10.4 million refund. The IRS began an examination of the tax returns giving rise to the refund during the first quarter of fiscal 2011. In November 2010, Handleman Company and the IRS agreed to settle disputed tax matters through 2009. The Company made a prepayment of $4.4 million in the third quarter of fiscal 2011 to stop additional interest from being accrued. The final settlement has been approved by the IRS and the interest of $0.2 million was paid on March 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2011. $4.1 million was accrued in the second quarter of fiscal 2011 and the remaining $0.5 million was previously accrued during the first quarter of fiscal 2011.

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman will continue its corporate existence, but will not conduct business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of April 30, 2011, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to its creditors and a distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata, if necessary, within the priority category.

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

The Company anticipates that payment of creditor claims and distribution to shareholders, if any, is likely to occur in the next three to six months. The actual amount and timing of future liquidating distributions, if any, to creditors and shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans.

2. Accounting Policies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Pension Expense

Handleman Company terminated its U.S. pension plan during the fourth quarter of fiscal 2011 and plans to purchase either a non-participating group annuity contract or make lump sum payments to all plan participants. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the fair value, or termination value, of the plan. These valuations and the ultimate liability to settle the plan may result in significant adjustments driven by changes in assumptions and due to market conditions.

Handleman Company terminated its Canadian pension plan in the first quarter of fiscal 2009. As of April 30, 2011, the Company has purchased non-participating annuity contracts or issued lump sum payment to the majority of the Canadian participants. The Company has accrued the remaining termination cost of $23,000 under Accrued liquidation costs.

The liabilities related to these pension plans will be settled at generally the same payout percentage and same timing as all other unsecured creditor claims.

Income Taxes

The Company has reported under the liquidation basis of accounting since October 5, 2008. Since this time the Company has not reported an income statement and, as such, has not reported income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. As of April 30, 2011 and May 1, 2010, the Company had disposed of substantially all of its operations and has significant accumulated net operating losses and related deferred tax assets. The Company has no expectation of generating future profits. As a result, the Company established a valuation allowance against all of its net deferred tax assets except those existing at its Canadian operating subsidiary. A valuation allowance has been recognized to offset deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

The Company’s estimated net tax liability was $8,016,000 as of April 30, 2011. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company reduced $1,343,000 of uncertain tax positions established in prior periods due to the expirations of certain statutes of limitations or updated requirements based upon the wind down.

During fiscal 2010, the Company started to file final state tax returns for all states except Michigan. Filing of these state returns was completed in fiscal 2011.

In Canada, fiscal 2006 to fiscal 2010 are open for examination.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal years ended April 30, 2011 (“fiscal 2011”) and May 1, 2010 (“fiscal 2010”) each consisted of 52 weeks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3. Other Current Assets

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of April 30, 2011 consisted of taxes receivable of $379,000, estimated net settlement of worker compensation activities of $312,000, the AP Services, LLC prepaid retainer of $100,000 and other various current assets of $3,000. The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of May 1, 2010 consisted of a letter of credit of $1,124,000, income taxes receivable of $379,000, deposits of $103,000 and other various current assets of $386,000.

4. Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees.

Pension Plans

During the first quarter of fiscal 2007, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan. Subsequently, on March 11, 2009, the Company’s Compensation Committee of the Board of Directors approved the termination of the U.S. pension plan in fiscal 2010, or thereafter. On November 22, 2010, the Company’s Board of Directors approved an amendment to terminate the U.S. pension plan on February 1, 2011, and allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. U.S. pension plan participants had until March 15, 2011 to elect the lump sum payout option. Approval from the Internal Revenue Service and Pension Benefit Guaranty Corporation is required and was solicited in the fourth quarter of fiscal 2011. The Company’s accrual as of April 30, 2011 is based on actual elections received from plan participants. This settlement is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

During the fourth quarter of fiscal 2008, the Company’s Board of Directors approved amendments to freeze the Canadian pension plan. On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. Approval to terminate the Canadian pension plan was received from the Financial Services Commission of Ontario in fiscal 2010. During fiscal 2011, the Company purchased non-participating annuity contracts from Desjardins Financial Security or issued lump sum payments to the majority of the Canadian plan participants. The remaining estimated settlement amount of the Canadian pension plan is $23,000 as of April 30, 2011.

Plan Assets

The Company’s two defined benefit pension plans weighted-average asset allocations by asset category, are as follows:

	Pension Plan
Asset Category	May 2, 2009	May 1, 2010	April 30, 2011
Equity securities	15%	10%	13%
Debt securities	75	75	81%
Short-term investments	10	15	6%

Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Pension plan assets are invested in various mutual funds and individual securities, which are overseen by one independent investment adviser. The Pension plan assets do not include shares of Handleman Company common stock. The Company’s strategy for pension plan assets is to provide for growth of capital with a moderate level of volatility. To the extent that Handleman’s pension plans have investments in volatile instruments, Handleman is at risk that its pension plans will be under funded at any given time. During fiscal 2009 and fiscal 2010, Handleman immunized its pension plans thereby removing a significant portion of the economic risk. The Handleman U.S. pension plan, which is significantly larger than the Canadian pension plan, moved to an 80% long-bond portfolio and 20% equity exposure from 60% equity exposure and a 40% long-bond portfolio. This significantly reduces asset/liability mismatch risk.

Cash Flows

The Company contributed $772,000 to the Canadian pension plan during fiscal 2011. Final contributions to the U.S. pension plan will not be determined until the net assets of the Company are distributed.

5. Stock-Based Compensation

Handleman Company cancelled all stock plans effective with the suspension in trading of common stock as of June 20, 2009. All stock options, performance shares and performance units were terminated as of June 20, 2009 as shares of the Company’s stock could no longer be transferred. In addition, during fiscal 2010, the restrictions lapsed and all restricted shares fully vested.

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

6. Commitments and Contingencies

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

During the second quarter of fiscal 2011, the Company identified a contingent liability with a certain taxing authority related to the acquisition of Crave Entertainment Group, Inc. (“Crave”). At the time of acquisition in fiscal 2006, the former owners of Crave provided the Company with tax indemnification agreements. Under the terms of the agreements, Handleman is potentially liable for a maximum of $150,000 for any tax issues that arise subsequent to the acquisition date. The 2004 and 2005 tax records of Crave are currently being reviewed by said taxing authority and, as such, Handleman may have exposure in the range of zero to $150,000. Any issues exceeding $150,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

will be the responsibility of the former owners. The Company has established a reserve of $150,000 in the accrued liquidation costs as of October 30, 2010 related to this contingent liability.

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

7. Related Party Transactions

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

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. As of April 30, 2011, the Company has accrued $125,000 for the success fee, which is included in the Accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

This relationship is viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the fiscal year ended April 30, 2011, the Company has recorded total costs of $79,000 related to the APS agreement and has another $402,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of April 30, 2011. For the fiscal year ended May 1, 2010, the Company had recorded total costs of $39,000 and had another $386,000 included in Accrued liquidation costs.

8. Subsequent Events

Events and transactions have been evaluated subsequent to April 30, 2011 for the items that could potentially be recognized or disclosed in these financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of April 30, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2011. The assessment was based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), that occurred during the fourth fiscal quarter ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANNUAL SHAREHOLDERS MEETING

The Company did not hold an Annual Shareholders’ meeting during its fiscal years ended April 30, 2011, or May 1, 2010, nor does it intend to hold any future Annual Meetings during its liquidation.

DIRECTORS

The discussion below sets forth information as of April 30, 2011 regarding the Company’s two Directors.

Eugene A. Miller	Director since 2002 Age 73

Mr. Miller served as Chairman of the Board of Comerica Incorporated and Comerica Bank from January 2002 through his retirement in October 2002. From June 1999 through December 2001, Mr. Miller served as Chairman, President and Chief Executive Officer of Comerica Incorporated and Comerica Bank. From June 1993 until June 1999, Mr. Miller served as Chairman and Chief Executive Officer of Comerica Incorporated and Comerica Bank. Mr. Miller’s banking career began in 1955 with The Detroit Bank, forerunner of Comerica Bank. He rose to chairman, president and chief executive officer of Comerica Incorporated and Comerica Bank prior to the merger of Comerica Incorporated and Manufacturers National Corporation. Mr. Miller earned a bachelor of business administration degree with honors from the Detroit Institute of Technology. Mr. Miller is also a director of DTE Energy, Inc. and TriMas Corporation.

James B. Nicholson	Director since 1991 Age 68

Mr. Nicholson has served as President, Chief Executive Officer and Director of PVS Chemicals, Inc. since 1979. PVS manufactures, markets and distributes chemicals for water treatment and industrial use. Operations include six manufacturing facilities and a highly diversified product distribution network. In addition to an extensive customer base in the United Sates, PVS has established itself in markets throughout the world, most notably in Belgium, Canada and Thailand. A 1965 graduate of Stanford University, Mr. Nicholson holds an undergraduate degree in Economics. He earned an MBA degree from the University of Chicago in 1967 and an MS degree in Economics from the London (England) School of Economics in 1968. Mr. Nicholson worked at the London England branch of the First National Bank of Chicago from 1967 to 1970. From 1970 to 1972, he was manager of a Dublin, Ireland office of the same bank. In 1972, Mr. Nicholson joined PVS as a Vice President and assumed the additional duties of Treasurer in 1977. He became President of PVS in 1979 and has served as Chief Executive Officer since that date. Mr. Nicholson is Chairman of the Board of Amerisure Companies, and is also a director of The Private Bank.

Any shareholder or internal party who desires to communicate with the Board or with either Director may write to Handleman Company, 500 Kirts Blvd., Troy, Michigan 48084. Handleman management may not forward the communication to the Director if it is commercial in nature or relating to an improper or irrelevant topic.

COMMITTEES OF THE BOARD

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth information as of April 30, 2011 regarding the executive officers of the Company. Executive officers serve at the pleasure of the Board.

Name and Age		Office and Year First Elected or Appointed

A.A. Koch	69	(1) President and Chief Executive Officer (2007)

Rozanne Kokko	57	(2) Senior Vice President and Chief Financial Officer (2008)

1.	A. A. Koch has served as President and Chief Executive Officer through the Company’s engagement of AP Services, LLC since November 2007. AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner.

2.	Rozanne Kokko was named Senior Vice President and Chief Financial Officer in July 2008. Previously, Ms. Kokko served as Senior Vice President, Finance and National Team since February 2008; Vice President, Wal-Mart United States since October 2006 and Vice President, National Team since July 2004. On November 22, 2010, the Company’s Board of Director’s approved a change in the employment status for Rozanne Kokko effective January 2, 2011. Ms. Kokko will continue to serve as the Company’s Senior Vice President and Chief Financial Officer, but will do so on a consulting basis due to the reduced workload during the wind down period.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company including the Company’s principal executive officer and principal financial officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and Directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in any of the Company’s equity securities and any changes thereto, and to furnish copies of these reports to the Company. Based on the Company’s review of the insiders’ forms furnished to the Company or filed with the SEC and representations made by the Directors and executive officers of the Company, no insider failed to file on a timely basis a Section 16(a) report in fiscal 2011.

AUDIT COMMITTEE

The Company does not have a separately designated audit committee. Because the Company has only two directors, the full Board of Directors functions as the Company’s Audit Committee.

Item 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

During the first quarter of fiscal 2010, the Company’s two remaining members of its Board of Directors agreed to discontinue receiving director fees for their services. As such, the Company incurred no director compensation for non-employee directors in fiscal 2010.

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

SUMMARY COMPENSATION TABLE

	Summary Compensation Table for the Fiscal Year Ended April 30, 2011
Name and Principal Position	Fiscal Year	Salary (2) ($)	Bonus (2)(3) ($)	Change in Pension Value (4)(5) ($)	All Other Compensation ($)(6)		Total ($)
Albert A. Koch (1) President and CEO	2011 2010	— —	— —	— —	65,915 35,376	(1)	65,915 35,376
Rozanne Kokko Senior VP and CFO	2011 2010	140,660 258,404	362,700 204,000	(21,823 33,827)	24,650 10,781	(6) (6)	506,187 507,012

(1)	Mr. Koch is not a Handleman Company employee. AP Services, LLC, a subsidiary of AlixPartners, LLP, provided his services to the Company under contract. The amount shown under “All Other Compensation” is the amount expensed for fees to AP Services, LLC for Mr. Koch’s services in all capacities, excluding travel/communication related expenses.

(2)	Ms. Kokko’s base salary increased from $260,000 to $270,000 effective January 4, 2010. On March 10, 2010, the Company’s Board of Directors approved a reduction in Ms. Kokko’s work hours due to the reduced workload during the wind down period. As a result there was a corresponding decrease in her annual salary, management bonus and retention bonus. Ms. Kokko’s annual compensation decreased from $270,000 to $189,000 effective April 1, 2010. On a fiscal year basis her salary decreased from $258,404 in fiscal 2010 to $140,660 in fiscal 2011. Ms. Kokko’s management bonus decreased from $104,000 in fiscal 2010 to $87,700 in fiscal 2011. Her retention bonus decreased from $100,000 in fiscal 2010 to $50,000 in fiscal 2011. On November 22, 2010, the Company’s Board of Director’s approved a change in the employment status for Ms. Kokko effective January 2, 2011. Due to her continued reduced workload during the wind down she will continue to serve as the Company’s Senior Vice President and Chief Financial Officer but will do so on a consulting basis. Ms. Kokko received a discretionary bonus of $225,000 in January 2011 upon her change in employment status. Ms Kokko remains eligible for a discretionary bonus upon completion of her contract.

(3)	On May 22, 2007, Handleman Company’s Compensation Committee adopted Handleman Company’s Key Employee Retention Plan (“KERP”) for executive officers and certain other employees. The fiscal 2010 bonus amount for Ms. Kokko represents an incentive bonus of $104,000 and a retention bonus of $100,000.

(4)	The fiscal 2010 amount includes annual change in the actuarial present value of accumulated pension for Ms. Kokko. Ms. Kokko’s fiscal 2010 change in pension value reflects annuity purchase assumptions. Ms. Kokko’s fiscal 2011 change in pension value reflects the change in her pension value as a result of her electing a consensual lump sum pension payment.

(5)	As of November 1, 2006, the amounts accrued in the U.S. Supplemental Executive Retirement Plan were frozen for all participants. The SERP covered a select group of management employees of the Company. The computation of benefits under the SERP was based upon a formula that took in to consideration retirement age, years of service up to a maximum of 30 years, and average annual compensation during the highest five consecutive years within the last 10 year of employment. The compensation covered by the SERP includes all earnings from the Company as reported on the employee’s W-2 forms, for base pay, overtime, and bonus payment, plus salary deferrals. No maximum was applied to compensation covered under the SERP. A Trust, established when the SERP was first formed in May 1994 was fully funded to meet SERP obligations.

(6)	Includes company car benefits and amounts paid for certain life and health insurance benefits and amounts contributed to Ms. Kokko. For fiscal 2010, such amounts were $8,975 and $1,806, respectively. For fiscal 2011, such amounts were $5,840 and $7,060. Included in all other compensation is $11,750 for consulting payments made to Ms. Kokko between January 2, 2011 and April 30, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

None.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below reflects the number of shares beneficially owned by (1) each Director of the Company; (2) each Executive Officer of the Company named in the Summary Compensation Table; (3) all Directors and Executive Officers as a group; and (4) each person or group owning more than five percent of the outstanding shares of Handleman Company Common Stock. Unless otherwise noted, the information is stated as of April 30, 2011 and the beneficial owners exercise sole voting and/or investment power over their shares.

Name of Beneficial Owner	Shares Owned		Percent of Class
Albert A. Koch	21,213		*
Rozanne Kokko	2,422		*
Eugene A. Miller	24,452		*
James B. Nicholson	29,214		*
All Directors and Executive Officers as a Group (4 persons)	77,301		*
S. Muoio & Co. LLC	3,026,023	(a)	14.8%
Met Investors Advisory, LLC	2,614,043	(a)	12.8%
Western Standard, LLC	2,152,769	(a)	10.5%
Underhill Partners, L.P.	1,800,926	(a)	8.8%
Nantahala Capital Management, LLC	1,543,273	(a)	7.5%
Third Avenue Management LLC	1,096,093	(a)	5.3%

*	Less than 1% of the Company’s outstanding shares of Common Stock.

(a)

Based on information filed with the Securities and Exchange Commission, (1) S. Muoio & Co., LLC, 509 Madison Avenue, Suite 406, New York, NY 10002, owns 3,026,023 shares (14.8%) of the Company’s outstanding Common Stock; (2) Met Investors Advisory, LLC, 5 Park Plaza, Suite 1900, Irvine, California 92614, owns 2,614,043 (12.8%) of the Company’s outstanding Common Stock; (3) Western Standard, LLC, 1507 Berkeley Street, Unit 7, Santa Monica, CA 90404 owns 2,152,769 shares (10.5%) of the Company’s outstanding Common Stock; (4) Underhill Partners, L.P., 61 Broadway, 31st Floor, New York, NY 10006 owns 1,800,926 shares (8.8%) of the Company’s outstanding Common Stock; (5) Nantahala Capital Management, LLC, 100 First Stamford Place, 2nd Floor, Stamford, CT 06902 owns 1,543,273 shares (7.5%) of the Company’s outstanding Common Stock; and, (6) Third Avenue Management LLC, 622 Third Avenue, 32nd Floor, New York, NY 10017, owns 1,096,093 shares (5.3%) of the Company’s outstanding Common Stock.

Management does not know of any other person who, as of April 30, 2011, beneficially owned more than 5% of the Company’s common stock.

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

During the fiscal years ended April 30, 2011 and May 1, 2010, Handleman Company paid $79,000 and $33,000, respectively (exclusive of the retainer noted above and the success fee discussed below) to AP Services for interim management services provided by AP Services’ personnel, including the services of its employee, Albert Koch. Mr. Koch is a partner in AlixPartners and thus an indirect equity owner in AP Services. His ownership in AP Services amounts to less than 10% of its total equity.

Per the agreement with AP Services, as amended, Handleman will pay AP Services a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman’s shareholders. As of April 30, 2011, the Company has accrued $125,000 for the success fee.

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

Fees of Independent Registered Public Accounting Firm in Fiscal 2011 and Fiscal 2010

The following information sets forth the fees that were billed in fiscal 2011 and fiscal 2010 for audit and other services provided by Grant Thornton, the Company’s independent registered public accounting firm. The Board of Directors, based on its review and discussions with management and Grant Thornton, determined that the provision of these services was compatible with maintaining Grant Thornton’s independence. All of such services were approved in conformity with the pre-approval policies and procedures described above.

	Fiscal Year Ended April 30, 2011	Fiscal Year Ended May 1, 2010
Audit fees (1)	$243,036	$249,671
Audit-related fees (2)	49,775	77,722
Tax fees (3)	252,768	352,887

Total fees	$545,579	$680,280

(1)	Includes recurring audit of consolidated financial statements including statutory audits in accordance with the standards of the Public Company Accounting Oversight Board (United States); and services related to SEC registration statements and financial reporting.

(2)	Includes audits of employee benefit plans.

(3)	Includes tax return review and tax planning services.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. The following financial statements and supplementary data are filed as a part of this report under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Changes in Net Assets – For the Period May 2, 1009 to April 30, 2011

Consolidated Statements of Net Assets as of April 30, 2011 and May 1, 2010

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules for Handleman Company have been omitted since the required information is not present, or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

3. Exhibits as required by Item 601 of Regulation S-K.

(a) The following documents are filed as part of this Annual Report on the Form 10-K:

Exhibit Number	EXHIBIT

3(a)	Handleman Company’s Restated Articles of Incorporation dated June 30, 1989 (Exhibit A to Form 10-K for the year ended May 1, 1993).	*

3(b)	Handleman Company Bylaws adopted March 7, 1990, as amended through February 22, 2006 (Form 8-K dated February 22, 2006).	*

10(a)#	1992 Performance Incentive Plan (Form S-8 dated March 5, 1993, File No. 33-59100).	*

10(b)#	1998 Stock Option and Incentive Plan (Form S-8 dated December 21, 1998, File No. 333-69389).	*

10(c)#	2001 Employee Stock Purchase Plan (Form S-8 dated November 1, 2001, File No. 333-72622).	*

10(d)#	2001 Stock Option and Incentive Plan (Form S-8 dated November 1, 2001, File No. 333-72624).	*

10(e)#	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit A to Form 10-K for the fiscal year ended May 1, 2004).	*

10(f)#	Amendment to Handleman Company 1998 Stock Option and Incentive Plan (Exhibit B to Form 10-K for the fiscal year ended May 1, 2004).	*

10(g)#	Amendment to Handleman Company 2001 Stock Option and Incentive Plan (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2004).	*

10(h)#	Amendment to Handleman Company 1998 and 2001 Stock Options and Incentive Plan (Exhibit 10.3 to Form 10-Q for the quarter ended October 30, 2004).	*

10(i)#	2004 Stock Plan (Form S-8 dated November 15, 2004, File No. 333-120485).	*

10(j)#	Handleman Company Fiscal Year 2005 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(k)#	Fiscal Year 2005 Performance Share Awards Plan (Form 8-K dated June 14, 2005).	*

10(l)#	Handleman Company’s Fiscal Year 2006 Annual Management Incentive Plan (Form 8-K dated June 14, 2005).	*

10(m)#	Fiscal Year 2006 Performance Awards Plan (Form 8-K dated June 14, 2005).	*

10(n)#	Form of the Handleman Company Annual Management Incentive Plan Participant’s Summary (Exhibit 10(n) to Form 10-K for the fiscal year ended April 30, 2005).	*

Exhibit Number	EXHIBIT

10(o)#	Form of Performance Share Grant Agreement (Fiscal 2003) (Exhibit 10(o) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(p)#	Form of Performance Share Grant Agreement (Fiscal 2005) (Exhibit (10p) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(q)#	Performance Share and Performance Unit Grant Agreement (Fiscal 2006) (Exhibit 10(q) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(r)#	Handleman Company Restricted Stock Agreement Long Term Performance Incentive Grant (Exhibit 10(r) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(s)#	Form of Handleman Company Key Employee Retention Program Agreement (Exhibit 10(s) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(t)#	Handleman Company Severance Guidelines dated May 29, 2008 (Exhibit 99.2 to Form 8-K dated June 2, 2008).	*

10(u)#	Severance Agreement between Handleman Company and Stephen Strome dated November 27, 2007 (Exhibit 99.1 to Form 8-K dated November 30, 2007).	*

10(v)#	Summary of Directors’ Compensation (Exhibit 10(s) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(w)#	Summary of Salary Continuation Death Benefits for Officers and Directors (Exhibit 10(t) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(x)#	Handleman Company Defined Contributions Supplemental Executive Retirement Plan (United States). (Exhibit 10(aa) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(y)#	Advisory Agreement with David Handleman (Exhibit to Form 10-K for the fiscal year ended April 28, 1990).	*

10(z)#	Form of Change of Control/Severance Agreement, generally for grade 14 and higher (Exhibit 10(dd) to Form 10-K for the fiscal year ended April 30, 2005).	*

10(aa)#	Form of Change of Control/Severance Agreement for Certain Executive Officers, generally for grade 13 (Exhibit 10(ff) to Form 10-K for the fiscal year ended April 28, 2007).	*

10(bb)	Securities Purchase Agreement among Handleman Company and the Shareholders, Optionholders and Warrantholders of Crave Entertainment Group, Inc. dated October 18, 2005 (Exhibit 10.1 to Form 10-Q for the quarter ended October 29, 2005).	*

10(cc)	Amendment to Securities Purchase Agreement dated November 22, 2005 (Exhibit 10.2 to Form 10-Q for the quarter ended October 29, 2005).	*

10(dd)	Asset Purchase Agreement between Handleman Company and Anderson Merchandisers, L.P. dated June 2, 2008 (Exhibit 10.1 to Form 8-K filed June 2, 2008).	*

10(ee)	Management and Restructuring Services Agreement between Handleman Company and AP Services Inc. dated November 27, 2007 (Exhibit 99.2 to Form 8-K dated November 30, 2007).	*

10(ff)	Amendment to AP Services LLP Agreement dated May 29, 2008 (Exhibit 10.5 to Form 8-K dated June 2, 2008).	*

Exhibit Number	EXHIBIT

10(gg)	$140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated May 1, 2007).	*

10(hh)	$110,000,000 Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated May 1, 2007).	*

10(ii)	Waiver and First Amendment to Credit Agreement dated June 28, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended July 28, 2007).	*

10(jj)	Waiver and First Amendment to the Credit Agreement dated June 27, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended July 28, 2007).	*

10(kk)	Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended October 27, 2007).	*

10(ll)	Second Amendment to Credit Agreement dated September 5, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended October 27, 2007).	*

10(mm)	Third Amendment to Credit Agreement dated November 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.3 to Form 10-Q for the quarter ended October 27, 2007).	*

10(nn)	Third Amendment to Credit Agreement dated November 30, 2007 among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.4 to Form 10-Q for the quarter ended October 27, 2007).	*

10(oo)	Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 2008).	*

Exhibit Number	EXHIBIT

10(pp)	Fourth Amendment to Credit Agreement dated January 10, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.2 to Form 10-Q for the quarter ended January 31, 2008).	*

10(qq)	Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.3 to Form 10-Q for the quarter ended January 31, 2008).	*

10(rr)	Fifth Amendment to Credit Agreement dated March 11, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and Silver Point Finance LLC, as administrative agent (Exhibit 10.4 to Form 10-Q for the quarter ended January 31, 2008).	*

10(ss)	Sixth Amendment to Credit Agreement dated April 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and Silver Point Finance, LLC, as administrative agent (Exhibit 10.1 to Form 8-K dated May 15, 2008).	*

10(tt)	Sixth Amendment to Credit Agreement dated April 30, 2007, among Handleman Company and certain subsidiaries of Handleman Company, certain lenders and General Electric Capital Corporation, as administrative agent (Exhibit 10.2 to Form 8-K dated May 14, 2008).	*

10(uu)	Seventh Amendment to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.3 to Form 8-K dated June 2, 2008).	*

10(vv)	Seventh Amendment to Credit Agreement dated April 30, 2008, among Handleman Company and certain subsidiaries of Handleman Company, certain credit parties and lenders, and General Electric Capital Corporation, as administrative agent (Exhibit 10.4 to Form 8-K dated June 2, 2008).	*

10(ww)	Eighth Amendment to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company, and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-lead Arranger and General Electric Capital Corporation, as Co-lead Arranger (Exhibit 10.1 to Form 8-K dated June 25, 2008).	*

10(xx)	Eighth Amendment to credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.2 to Form 8-K dated June 25, 2008).	*

Exhibit Number	EXHIBIT

10(yy)	Ninth Amendment dated July 24, 2008 to $140,000,000 Senior Secured Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger and General Electric Capital Corporation as Co-Lead Arranger (Exhibit 10.2 to Form 8-K dated July 29, 2008).	*

10(zz)	Ninth Amendment dated July 24, 2008 to Credit Agreement dated April 30, 2007 among Handleman Company, as Parent Guarantor, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GE Capital Markets, Inc., as Lead Arranger (Exhibit 10.3 to Form 8-K dated July 29, 2008).	*

10(aaa)	Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada, Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 for Form 8-K dated July 29, 2008).	*

10(bbb)	Tenth Amendment dated August 6, 2008 to the Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment Resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger (Exhibit 10.1 to Form 8-K dated August 6, 2008).	*

10(ccc)	Payoff Letter between Handleman Company and General Electric Capital Corporation dated August 1, 2008 (Exhibit 10.2 to Form 8-K dated August 6, 2008).	*

10(ddd)	Settlement and Release Agreement among Handleman Company and David Handleman dated August 18, 2008 (Exhibit 10.1 to Form 8-K dated August 22, 2008).	*

10(eee)	Amendment Agreement dated September 2, 2008 to the Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 to Form 8-K dated September 3, 2008).	*

10(fff)	Asset Purchase Agreement among Handleman UK Limited and Handleman Company Inc. and Oakwood Distribution dated September 16, 2008 (Exhibit 10.1 to Form 8-K dated September 18, 2008).	*

10(ggg)	Eleventh Amendment dated September 18, 2008 to the Credit and Guaranty Agreement dated April 30, 2007 among Handleman Company and certain of its subsidiaries as Guarantors, Handleman Entertainment resources L.L.C. and certain other domestic subsidiaries of Handleman Company as Borrowers, various lenders, Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Co-Lead Arranger (Exhibit 10.2 Form 8-K dated September 18, 2008).	*

Exhibit Number	EXHIBIT

10(hhh)	Asset Purchase Agreement among Crave Entertainment Group, Inc., Crave Entertainment, Inc. and SVG Distribution, Inc. and Fillpoint LLC dated February 10, 2009 (Exhibit 10.1 to Form 8-K dated February 17, 2009).	*

10(iii)	Purchase and Assignment Agreement among REPS, L.L.C. and Handleman Company and Mosaic Sales Solutions US Operating Co., LLC dated April 6, 2009 (Exhibit 10.1 to Form 8-K dated April 6, 2009).	*

10(jjj)	Purchase Agreement among Handleman Company and AAM I, LLC dated December 8, 2009 (Exhibit 10.1 to Form 10-Q dated December 9, 2009).	*

10(kkk)	Order of Limited Supervision Over Post-Dissolution Liquidation of Handleman Company and Declaring Shares in Handleman Company Non-Transferable Post-Dissolution, entered on May 20, 2009 (Exhibit 99.1 to Form 8-K dated May 21, 2009).	*

14	Handleman Company Code of Business Conduct and Ethics.	*

21	Subsidiaries of the Registrant.	*	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	*	*

* Indicates documents are incorporated herein by reference.

** Indicates documents are filed as part of this Annual Report on Form 10-K.

# Management contract or compensatory plan or arrangement.

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

HANDLEMAN COMPANY

DATE: May 27, 2011	BY:	/s/ A.A. Koch
A.A. Koch, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ Rozanne Kokko
Rozanne Kokko, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
May 27, 2011
DATE

/s/ James B. Nicholson	/s/ Eugene A. Miller
James B. Nicholson, Chairman of the Board	Eugene A. Miller, Director
May 27, 2011	May 27, 2011
DATE	DATE