Form 10-Q
period 2012-01-31
HANDLEMAN CO /MI/
filed 2012-02-21
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

YES          NO   X

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

YES          NO    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of February 17, 2012 was 20,500,181.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD APRIL 30, 2011 TO JANUARY 31, 2012

(LIQUIDATION BASIS, UNAUDITED)

(in thousands of dollars)

Net assets as of April 30, 2011	$2,502

Adjust assets and liabilities to fair value	67
Adjustment to accrued liquidation costs - pension	126
Adjustment to accrued liquidation costs - other	(594)

Net assets as of July 30, 2011	$2,101

Adjust assets and liabilities to fair value	306
Adjustment to accrued liquidation costs - pension	(462)
Adjustment to accrued liquidation costs - other	28

Net assets as of October 29, 2011	$1,973

Adjust assets and liabilities to fair value	9
Adjustment to accrued liquidation costs - pension	(1,601)
Adjustment to accrued liquidation costs - other	83

Net assets available to shareholders as of January 31, 2012	$464

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF JANUARY 31, 2012 AND APRIL 30, 2011

(LIQUIDATION BASIS)

(in thousands of dollars)

	January 31, 2012 (Unaudited)	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$17,484	$24,210
Other receivables	1,231	1,154
Other current assets	482	799

Total assets	$19,197	$26,158

LIABILITIES
Current liabilities:
Accrued and other liabilities	9,550	9,767
Accrued liquidation costs	9,183	13,889

Total liabilities	$18,733	$23,656

Net assets available to shareholders	$464	$2,502

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked April 30, 2011	Adjustments to Reserves	Payments	Balance at January 31, 2012

U.S. and Canadian pension plan costs	$11,559	$ 1,937	$(5,877)	$ 7,619
Outside services	1,660	384	(799)	1,245
Contractual commitments	5	4	(9)	0
Payroll related costs	411	184	(360)	235
Other	254	(88)	(82)	84

Total	$13,889	$ 2,421	$(7,127)	$ 9,183

The Company has a qualified defined benefit pension plan that covers substantially all full-time United States (“U.S.”) employees. On November 22, 2010, the Company’s Board of Directors approved an amendment to the U.S. pension plan, which would allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. On March 11, 2011, the Company filed form 5310, Application for Determination for Terminating Plan, with the Internal Revenue Service (the “IRS”) seeking a favorable determination letter from the IRS. A favorable determination letter represents the concurrence of the IRS that the plan has met all of the qualification requirements at the time of the plan termination.

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

During the third quarter of fiscal 2012, the Company received a favorable determination letter from the IRS. Due to the amount of time that has passed since the 2011 election period, all elections previously made by the U.S. pension plan participants expired. In January 2012, a new election period commenced. U.S. pension plan participants have until February 24, 2012 to elect the lump sum payout option approved by the Company’s Board of Directors on November 22, 2010.

The Company performed an actuarial valuation analysis as of January 31, 2012, based upon actual elections received from plan participants in fiscal 2011. The estimated termination cost for the U.S. pension plan decreased to $7,619,000 as of January 31, 2012. The U.S. pension plan assets were $51,801,000 and the U.S. pension plan termination liability totaled $59,420,000 at January 31, 2012, using an average discount rate of 5.00% derived from rates published by the PBGC. The decrease in the estimated termination cost was primarily driven by the Company’s contribution of $5,854,000 in January 2012, partially offset by a $1,601,000 increase primarily due to the change in the discount rate.

The final settlement amount of the U.S. pension plan could differ from this estimate due to changes in market conditions, which could affect discount rates and returns on plan assets, and final elections received from plan participants. The Company plans to pay lump sum elections on March 30, 2012. The Company also plans to purchase a non-participating group annuity contract by April 28, 2012 for those U.S. pension plan participants that do not elect the lump sum option.

The remaining estimated termination cost for the Canadian pension plan as of April 30, 2011 totaled $23,000 and has been accrued under Accrued liquidation costs in the Company’s Consolidated Statements of Net Assets. During the first quarter of fiscal 2012, the Company issued the final lump sum payments to the remaining participants.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. Due to the amount of time that passed for the IRS to complete their review and issue a favorable determination letter, wind down related activities and costs extended into calendar 2012. Adjustments to the accrued costs of liquidation were made in the first quarter of fiscal 2012 to reflect additional costs through mid 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The estimate for outside services in Accrued liquidation costs was increased by $384,000 during fiscal 2012. During the first quarter of fiscal 2012, the Company increased its accrual for outside services by $353,000 for pension-related costs, audit and other miscellaneous charges to reflect wind down costs to mid-calendar 2012.

The estimate for payroll related costs in Accrued liquidation costs was increased by $179,000 during the first quarter of fiscal 2012 due to the extension of payroll and related expenses to mid-calendar 2012. Consultants may be retained after this time for any matters that may arise.

The estimate of other costs in the Accrued liquidation costs was decreased by $88,000 during fiscal 2012.

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

Dissolution

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the State of Michigan. As a dissolved company, Handleman is continuing its corporate existence, but is not conducting business, except for the purpose of winding down the business. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid claims and obligations; and making distributions to Handleman’s shareholders. Based on the Company’s net asset balance as of January 31, 2012, proceeds from the liquidation of assets are expected to be sufficient to provide payment in full to its creditors and a distribution to shareholders. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business and employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) Handleman Company income tax and other regulatory filing fees; (iii) payments of other unsecured valid creditor claims and obligations, including the purchase of non-participating group annuity contracts or lump sum payments to supplement the terminated U.S. and Canadian pension plans; and (iv) shareholder distribution. Creditors will be paid according to their priority in the hierarchy and pro rata, if necessary, within the priority category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The actual amount and timing of future liquidating distributions, if any, to creditors and shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of the U.S. pension plan.

As the Company has not yet completed the U.S. pension plan termination, and as the Company is still subject to the unresolved contingency described in Note 4 relating to an assessment from a taxing authority, the Company cannot ascertain when the payment of creditor claims and distribution to shareholders is likely to occur.

2.	Other Current Assets

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of January 31, 2012 consisted of taxes receivable of $379,000, the AP Services, LLC (“APS”) prepaid retainer of $100,000 and other current assets of $3,000.

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

On March 11, 2011, the Company filed form 5310, Application of Determination for Terminating Plan, with the Internal Revenue Service (the “IRS”) seeking a favorable determination letter from the IRS, which would represent the IRS’s concurrence that the plan has met all of the qualification requirements at the time of the plan termination. During the third quarter of fiscal 2012, the Company received a favorable determination letter from the IRS. Due to the amount of time that passed for the IRS to complete their review and issue a favorable determination, all elections previously made by the U.S. pension plan participants expired. In January 2012, a new election period commenced, which allows U.S. pension plan participants to make lump sum elections until February 24, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s accrual as of January 31, 2012 is based on actual elections received from plan participants during fiscal 2011. The Company plans to pay lump sum elections on March 30, 2012. The Company also plans to purchase a non-participating group annuity contract by April 28, 2012 for those U.S. pension plan participants that do not elect the lump sum option. The final settlement amount of the U.S. pension plan will be based on final elections made by plan participants. This settlement is subject to the same payout percentage and same timing as all other unsecured creditors under the liquidation basis of accounting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

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

During the second quarter of fiscal 2011, the Company identified a contingent liability with a certain taxing authority related to the acquisition of Crave Entertainment Group, Inc. (“Crave”). The 2004 and 2005 tax records of Crave have been reviewed by said taxing authority and an assessment has been issued. The assessment is currently being appealed with the taxing authority. At the time of acquisition in fiscal 2006, the former owners of Crave provided the Company with indemnification agreements. Based on the initial review of the terms of the agreements, Handleman established a reserve of $150,000 in the Accrued liquidation costs as of October 30, 2010 related to this contingent liability for these tax issues. Further review of the tax indemnification agreement has determined that certain former owners have indemnified the Company from tax claims completely, without any $150,000 deduction. During the first quarter of fiscal 2012, the Company reversed the reserve of $150,000, originally established. Because the Company is obligated in the first instance to the taxing authority for any liability, and must then be reimbursed by the former owners, resolution of this matter requires that a final outcome be reached with said taxing authority and, if necessary, that the assessment be collected from the former owners. The Company does not know when the final outcome with the taxing authority will be reached or the length of time that collection from the former owners will take. In order to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

reduce the time required for collection from the former owners, on February 3, 2012, the Company filed an action in United States District Court for the Central District of California, seeking a declaratory judgment that certain of the former owners of Crave are obligated to indemnify the Company against any assessment ultimately made against the Company. No answer has yet been filed in that action.

The Company has tax indemnification agreements related to the sale of each subsidiary company. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

Litigation

Other than as set forth above, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations.

The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of January 31, 2012 and April 30, 2011, the Company had disposed of substantially all of its operations and has significant accumulated net operating losses and related deferred tax assets. The Company has no expectation of generating future profits. As a result, the Company established a valuation allowance against all of its net deferred tax assets except those existing at its Canadian operating subsidiary. A valuation allowance has been recognized to offset deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

The Company’s estimated net tax liability was $7,818,000 as of January 31, 2012. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

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

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

date or dates that distributions are made to Handleman Company’s shareholders. As of January 31, 2012, the Company has accrued $23,000 for the success fee, which is included in the accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

This relationship results in a related party transaction because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the nine months ended January 31, 2012, the Company has recorded total costs of $24,000 related to the APS agreement and has another $325,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of January 31, 2012.

7.	Subsequent Events

Events and transactions have been evaluated subsequent to January 31, 2012 for items that could potentially be recognized or disclosed in these financial statements.

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

The Company must complete the termination of the U.S. and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the United States (“U.S.”) pension plan, and the subsequent approval of an amendment on November 22, 2010, the Company will terminate this pension plan and will pay participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. U.S. pension plan participants had until March 15, 2011 to elect the lump sum payout option. On March 11, 2011, the Company filed form 5310, Application for Determination for Terminating Plan, with the Internal Revenue Service (the (“IRS”) seeking a favorable determination letter from the IRS. A favorable determination letter represents the IRS’s concurrence that the plan has met all of the qualification requirements at the time of the plan termination. In December 2011, the IRS issued a favorable determination letter. A new election process currently underway allows U.S. pension plan participants to make lump sum elections by February 24, 2012. The Company plans to pay lump sum elections on March 30, 2012. The Company also plans to purchase a non-participating group annuity contract by April 28, 2012 for those U.S. pension plan participants that do not elect the lump sum option.

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

Based on the Company’s net asset balance as of January 31, 2012, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities and the costs to fund existing pension obligations. If the Company is unable to resolve outstanding tax issues in a reasonable period of time or if pension costs increase significantly, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders.

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

Critical Accounting Estimates

The Company’s critical accounting estimates under the liquidation basis of accounting for the third quarter of fiscal 2012 are consistent with those included in its annual report on Form 10-K for the fiscal year ended April 30, 2011.

The Company made significant estimates and exercised judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked April 30, 2011	Adjustments to Reserves	Payments	Balance at January 31, 2012

U.S. and Canadian pension plan costs	$11,559	$ 1,937	$(5,877)	$ 7,619
Outside services	1,660	384	(799)	1,245
Contractual commitments	5	4	(9)	0
Payroll related costs	411	184	(360)	235
Other	254	(88)	(82)	84

Total	$13,889	$ 2,421	$(7,127)	$ 9,183

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

Based on the net asset balance as of January 31, 2012, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Percentage Paid	Estimated Assets Available for Distribution

Wind down related costs	$ 1,563	100%	$ 1,563
Taxes (income and other)	134	100%	134
Unsecured creditor claims, including termination costs for the pension plan of $7,619	16,896	100%	17,036

Total liabilities			$18,733

Available for shareholder distribution			464

Total estimated assets for distribution			$19,197

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to realize cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of the U.S. pension plan. Included in the net assets of $0.5 million as of January 31, 2012, was $17.5 million of cash and cash equivalents. The aggregate amount of distributions to shareholders is currently expected to be $0.02 per share of common stock based on net assets as of January 31, 2012; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, the dissolution of the Company and the settlement of the pension plan could vary significantly from current estimates and could even result in no excess cash available for distribution.

At January 31, 2012, other receivables primarily related to state tax receivables.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of January 31, 2012, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the third fiscal quarter ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 4 of the Notes to Consolidated Financial Statements, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Item 1A.	Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s wind down of business operations and financial condition. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for fiscal year ended April 30, 2011. There have been no significant changes in these risks and uncertainties during the third quarter of fiscal 2012.

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

HANDLEMAN COMPANY

DATE:	February 20, 2012	BY:	/s/A. A. KOCH
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE:	February 20, 2012	BY:	/s/ROZANNE KOKKO
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)