Form 10-K
period 2012-04-28
HANDLEMAN CO /MI/
filed 2012-07-25
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2012

or

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES              NO  X

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

    YES              NO  X

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

Handleman Company has been dissolved and continues only for purposes of winding down its affairs. In connection with the completion of its liquidation, the Company must resolve tax matters that may require management to adjust tax assets and liabilities, perhaps significantly.

Based on the Company’s net asset balance as of April 28, 2012, the Company believes that it will have sufficient liquidity to fund the Company’s remaining wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities. If the Company is unable to resolve outstanding tax issues in a reasonable period of time, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs could be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders or in increasing the final distribution from that currently anticipated.

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

On June 20, 2009, Handleman Company’s shares of common stock became non-transferable. The Company will distribute proceeds, if any, to shareholders in proportion to their interests as of the close of business on June 20, 2009, the date of record.

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

As of April 28, 2012, Handleman Company had two full-time employees and one part-time employee remaining, with none belonging to a labor union.

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

Based on the Company’s net asset balance as of April 28, 2012, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities. If the Company is unable to resolve outstanding tax issues in a reasonable period of time, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs would be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders.

Handleman cannot assure the timing of distributions to creditors and shareholders.

As the Company is still subject to the unresolved contingency described in Note 6 of Notes to Consolidated Financial Statements, the Company cannot ascertain when the payment of creditor claims and distribution to shareholders is likely to occur.

Handleman Company must resolve tax matters.

The Company is continuing to address on-going tax matters, including federal income taxes, state taxes and other taxing jurisdictions. Management continually monitors factors that may result in changes to tax estimates and may require management to adjust its tax assets and liabilities, perhaps significantly.

Handleman cannot assure that there will not be any unanticipated complications relating to its divested businesses.

Handleman cannot assure that there will not be unanticipated complications related to its divested businesses. Handleman may be subject to claims filed by customers, Anderson Merchandisers L.P. (“Anderson”), Tesco Stores Limited (“Tesco”), Fillpoint LLC (“Fillpoint”) and/or Mosaic Sales Solutions US Operations Co. LLC (“Mosaic”) related to the sale of those businesses. Although no disputes with such entities are currently pending, such disputes could arise in the future.

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

As Handleman progresses in the wind down of operations, it may become more dependent on outside consultants and advisors to perform critical functions. While Handleman anticipates that it will maintain Handleman employees in certain critical accounting, finance and tax positions, Handleman may have to rely on consultants, outside legal counsel and other contractors to perform day-to-day tasks. There is a risk that these non-Handleman employees will have interests and arrangements that may be different from the Company’s shareholders’ interests, including, but not limited to, other client priorities. Further, if the Company were to be unable to continue to employ qualified outside advisors and consultants to perform critical functions, the Company might be unable to meet its regulatory reporting obligations in a timely manner and the system of internal accounting controls may not function as intended.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company currently occupies leased office space located in Troy, Michigan. The lease expires on December 31, 2012.

Item 3.	LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Financial Statements for a discussion of the Company’s contingencies.

Except as set forth in Note 6 of Notes to Consolidated Financial Statements, Handleman Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

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

Below is a summary of the market price of the Company’s common stock:

	Fiscal Years Ended

	April 28, 2012			April 30, 2011

Quarter	Low	High	Close	Low	High	Close

First	$0.09	$0.11	$0.09	$0.06	$0.11	$0.06

Second	0.06	0.09	0.06	0.05	0.10	0.05

Third	0.05	0.07	0.05	0.04	0.11	0.09

Fourth	0.02	0.05	0.02	0.08	0.14	0.09

During the fourth quarter of fiscal 2007, the Company suspended indefinitely its quarterly cash dividends. Accordingly, no dividends were declared during the past two fiscal years.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year 2012 ended on April 28, 2012 and its fiscal year 2011 ended on April 30, 2011. Both fiscal years consisted of 52 weeks.

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

The Company must complete the termination of the United States (“U.S.”) and Canadian pension plans. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, and the subsequent approval of an amendment on November 22, 2010, the Company terminated this pension plan and paid participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. U.S. pension plan participants had until February 24, 2012 to elect the lump sum payout option. As of April 28, 2012, the Company had purchased non-participating annuity contracts from Metropolitan Life Insurance Company (“MetLife”) or issued lump sum payments to the U.S. participants. MetLife completed an audit of the census data and will issue a final contract. The Company is preparing all final filings as required for the pension plan.

The Canadian pension plan, which received Board of Directors approval for termination early in fiscal 2009, paid participants either by lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. As of April 30, 2011, the Company had purchased non-participating annuity contracts from Desjardins Financial Security or issued lump sum payments to the majority of the Canadian participants. The remaining participants were issued payments in fiscal 2012.

Based on the Company’s net asset balance as of April 28, 2012, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities. If the Company is unable to resolve outstanding tax issues in a reasonable period of time, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs could be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders or in increasing the final distribution from that currently anticipated.

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

On June 20, 2009, Handleman Company’s common shares became non-transferable. This allows the Company to reduce costs during liquidation and maximize the liquidated value of the Company for the benefit of its creditors and potential benefit to its shareholders. The Company will distribute proceeds, if any, to shareholders in proportion to their interests as of the close of business on June 20, 2009, the date of record.

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

The Company reviews, on a quarterly basis, all remaining operating expenses and contractual commitments such as payroll and related expenses, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The Company expects most of the activities will cease by the end of calendar year 2012 and assumed costs through November 2012.

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

Liquidity and Capital Resources

Based on the Company’s net asset balance as of April 28, 2012, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors; however, there can be no assurances. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Proration Percentage	Total Assets Available for Distribution

Wind down related costs	$954	100%	$954
Taxes (income and other)	130	100%	130
Unsecured creditor claims	9,753	100%	9,753

Total liabilities	$10,837		$10,837

Available for shareholder distribution			769

Total assets for distribution			$11,606

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations; and, actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period. Included in the net assets of $0.8 million as of April 28, 2012, was $11.5 million of cash and cash equivalents. The unsecured creditor claims of April 28, 2012 relate primarily to amounts payable to taxing authorities. The aggregate amount of distributions to shareholders is currently expected to be approximately $0.04 per share of common stock based on net assets as of April 28, 2012; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, and the dissolution of the Company could vary significantly from current estimates and could even result in no excess cash available for distribution or cash available for distribution in excess of the current estimate.

Included in the net assets of $2.5 million as of April 30, 2011, was $24.2 million of cash and cash equivalents with original maturities of less than six months.

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

The Company has no investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Accordingly, there are no liabilities associated with investments accounted for under the equity method that would be considered material to the Company. In addition, the Company had no significant off-balance sheet arrangements as of April 28, 2012.

On November 27, 2007, the Board of Directors appointed Mr. Albert A. Koch as Handleman’s President and Chief Executive Officer through Handleman’s engagement of AP Services, LLC (“APS”). AP Services is affiliated with AlixPartners, a financial advisory and consulting firm, where Mr. Koch is a Vice Chairman, Managing Director and Partner. In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% (currently estimated to be $38,000) of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. All APS staffing was approved, in advance of their joining Handleman, by the CEO Governing Committee, which was a Committee of the Board that was formed to oversee the AlixPartners engagement. The Company now engages Mr. Koch on a part-time basis. All invoices greater than $100,000 from AlixPartners to the Company are reviewed and approved by a member of the Board of Directors prior to their payment. In accordance with accounting guidance, this relationship is viewed as a related party transaction since the APS consultants may control or significantly influence the management and operating policies of the Company.

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

The following financial statements and supplementary data are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Changes in Net Assets – For the Period May 1, 2010 to April 28, 2012

Consolidated Statements of Net Assets as of April 28, 2012 and April 30, 2011

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Handleman Company

We have audited the accompanying consolidated statements of net assets of Handleman Company and subsidiaries (the “Company”) as of April 28, 2012 and April 30, 2011, and the related consolidated statements of changes in net assets for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets of Handleman Company and subsidiaries as of April 28, 2012 and April 30, 2011, and the consolidated changes in net assets for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

July 25, 2012

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE PERIOD MAY 1, 2010 TO APRIL 28, 2012

(LIQUIDATION BASIS)

(in thousands of dollars)

Net assets as of May 1, 2010	$1,667

Adjust assets and liabilities to fair value	549
Federal income tax adjustments	(4,602)
Adjustment to accrued liquidation costs - pension	5,612
Adjustment to accrued liquidation costs - other	(724)

Net assets as of April 30, 2011	2,502

Adjust assets and liabilities to fair value	$(179)
Adjustment to accrued liquidation costs - pension	(1,077)
Adjustment to accrued liquidation costs - other	(477)

Net assets available to shareholders as of April 28, 2012	$769

The accompanying notes are an integral part of these consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF APRIL 28, 2012 AND APRIL 30, 2011

(LIQUIDATION BASIS)

(in thousands of dollars)

	April 28, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,460	$24,210
Other receivables	46	1,154
Other current assets	100	794

Total assets	$11,606	$26,158

LIABILITIES
Current liabilities:
Accrued and other liabilities	9,883	9,767
Accrued liquidation costs	954	13,889

Total liabilities	$10,837	$23,656

Net assets available to shareholders	$769	$2,502

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Fiscal 2012

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked April 30, 2011	Adjustments To Reserves	Payments	Balance at April 28, 2012
U.S. and Canadian pension plan costs	$11,559	$1,077	$(12,980)	$(344)
Outside services	1,660	272	(971)	961
Contractual commitments	5	3	(8)	--
Payroll related costs	411	280	(431)	260
Other	254	(78)	(99)	77

Total	$13,889	$1,554	$(14,489)	$954

The Company has a qualified defined benefit pension plan that covers substantially all full-time United States (“U.S.”) employees. On November 22, 2010, the Company’s Board of Director’s approved an amendment to the U.S. pension plan, which would allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

On March 11, 2011, the Company filed Form 5310, Application for Determination for Terminating Plan, with the Internal Revenue Service (the “IRS”) seeking a favorable determination letter. A favorable determination letter represents the concurrence of the IRS that the plan has met all of the qualification requirements at the time of the plan termination.

During the third quarter of fiscal 2012, the Company received a favorable determination letter from the IRS. Due to the amount of time that passed since the 2011 election period, all elections previously made by the U.S. pension plan participants expired. In January 2012, a new election period commenced requiring elections for a lump sum payout to be submitted by February 24, 2012. Based on the new elections, as of April 28, 2012, the Company has purchased non-participating annuity contracts from Metropolitan Life Insurance Company (MetLife”) or issued lump sum payments to the U.S. participants. In June 2012, MetLife completed their audit of the census data resulting in a purchase price adjustment of $94,000. The Company has accrued the remaining termination cost under Accrued liquidation costs.

During 2012, the Company made contributions to the U.S. pension plan totaling $12,975,000.

The remaining accrued termination cost for the Canadian pension plan as of April 30, 2011 totaled $23,000 and has been paid during fiscal 2012.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The Company anticipates that wind down related costs will extend through calendar 2012 as it settles the remaining matters. Adjustments were made in fiscal 2012 to reflect additional costs through late 2012.

The estimate for outside services in Accrued liquidation costs was increased by $272,000 during fiscal 2012. The Company increased its accrual for pension-related costs, audit and other miscellaneous charges to reflect wind down costs to late 2012.

The estimate of payroll related costs in Accrued liquidation costs was increased by $280,000 during fiscal 2012 due to the extension of payroll and related expenses to late calendar 2012. Consultants may be retained after this time for any matters that may arise.

The estimate of other costs in the accrued costs of liquidation was decreased by $78,000 during fiscal 2012.

Fiscal 2011

During fiscal 2011, the Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked May 1, 2010	Adjustments To Reserves	Payments	Balance at April 30, 2011

U.S. and Canadian Pension plan costs	$17,171	$(5,612)	$--	$11,559
Outside services	2,929	201	(1,470)	1,660
Contractual commitments	2,279	(46)	(2,228)	5
Payroll related costs	1,164	472	(1,225)	411
Other	1,352	97	(1,195)	254

Total	$24,895	$(4,888)	$(6,118)	$13,889

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

Pension Expense

Handleman Company terminated its U.S. pension plan during the fourth quarter of fiscal 2011 and purchased either a non-participating group annuity contract or made lump sum payments to all plan participants during fiscal 2012. Under the liquidation basis of accounting, actuarial valuation analyses are prepared quarterly to determine the fair value, or termination value, of the plan. The Company has adjusted the accrual to reflect the actual liability paid to settle the plan.

Handleman Company terminated its Canadian pension plan in the first quarter of fiscal 2009. As of April 30, 2011, the Company has purchased non-participating annuity contracts or issued lump sum payment to the majority of the Canadian participants. The Company has accrued the remaining termination cost of $23,000 under Accrued liquidation costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Income Taxes

The Company has reported under the liquidation basis of accounting since October 5, 2008. Since this time the Company has not reported an income statement and, as such, has not reported income tax expense.

The Company’s estimated net tax liability was $9,767,000 as of April 28, 2012. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to April 30. The fiscal years ended April 28, 2012 (“fiscal 2012”) and April 30, 2011 (“fiscal 2011”) each consisted of 52 weeks.

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

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of April 28, 2012 consisted of the AP Services, LLC prepaid retainer of $100,000. The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of April 30, 2011 consisted of taxes receivable of $379,000, estimated net settlement of worker compensation activities of $312,000, the AP Services, LLC prepaid retainer of $100,000 and other various current assets of $3,000.

4.	Pension Plan

The Company has two qualified defined benefit pension plans (“pension plans”) that cover substantially all full-time U.S. and Canadian employees.

Pension Plans

On November 22, 2010, the Company’s Board of Directors approved an amendment to terminate the U.S. pension plan on February 1, 2011, and allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. Approval from the Internal Revenue Service and Pension Benefit Guaranty Corporation was received during fiscal 2012. New elections were submitted by pensioners in February 2012. Based on these new elections, the Company has purchased non-participating annuity contracts from MetLife or issued lump sum payments to the U.S. participants. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. pension plan termination.

On July 31, 2008, the Company’s Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. Approval to terminate the Canadian pension plan was received from the Financial Services Commission of Ontario in fiscal 2010. During fiscal 2011, the Company purchased non-participating annuity contracts from Desjardins Financial Security or issued lump sum payments to the majority of the Canadian plan participants. The Company issued the final lump sum payments to the remaining pensioners in the first quarter of fiscal 2012.

Plan Assets

As of April 28, 2012, all plan assets have been disbursed to the pension plan participants either through a lump sum election or the purchase of a non- participating group annuity with MetLife.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash Flows

The Company contributed $12,975,000 to the U.S. pension plan during fiscal 2012.

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

6. Commitments and Contingencies

Contingencies

During the second quarter of fiscal 2011, the Company identified a contingent liability with a certain taxing authority related to the acquisition of Crave Entertainment Group, Inc. (“Crave”). The 2004 and 2005 tax records of Crave have been reviewed by said taxing authority and an assessment has been issued. The assessment is currently being appealed with the taxing authority. At the time of acquisition in fiscal 2006, the former owners of Crave provided the Company with indemnification agreements. Based on the initial review of the terms of the agreements, Handleman established a reserve of $150,000 in the Accrued liquidation costs as of October 30, 2010 related to this contingent liability for these tax issues. Further review of the tax indemnification agreement has determined that certain former owners have indemnified the Company from tax claims completely, without any $150,000 deduction. During the first quarter of fiscal 2012, the Company reversed the reserve of $150,000, originally established. Because the Company is obligated in the first instance to the taxing authority for any liability, and must then be reimbursed by the former owners, resolution of this matter requires that a final outcome be reached with said taxing authority and, if necessary, that the assessment be collected from the former owners. The Company does not know when the final outcome with the taxing authority will be reached or the length of time that collection from the former owners will take. In order to reduce the time required for collection from the former owners, on February 3, 2012, the Company filed an action in United States District Court for the Central District of California, seeking a declaratory judgment that certain of the former owners of Crave are obligated to indemnify the Company against any assessment ultimately made against the Company.

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

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. As of April 28, 2012, the Company has accrued $38,000 for the success fee, which is included in the Accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

This relationship is viewed as related party transactions because the APS consultants may control or significantly influence the management and operating policies of the Company.

The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the fiscal year ended April 30, 2011, the Company has recorded total costs of $79,000 related to the APS agreement and has another $402,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of April 30, 2011. For the fiscal year ended April 30, 2012, the Company had recorded total costs of $28,000 and had another $281,000 included in Accrued liquidation costs.

8.	Subsequent Events

Events and transactions have been evaluated subsequent to April 28, 2012 for the items that could potentially be recognized or disclosed in these financial statements through the date they were issued.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of April 28, 2012, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of April 28, 2012. The assessment was based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 28, 2012.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act), that occurred during the fourth fiscal quarter ended April 28, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANNUAL SHAREHOLDERS MEETING

The Company did not hold an Annual Shareholders’ meeting during its fiscal years ended April 28, 2012, or April 30, 2011, nor does it intend to hold any future Annual Meetings during its liquidation.

DIRECTORS

The discussion below sets forth information as of April 30, 2011 regarding the Company’s two Directors.

Eugene A. Miller	Director since 2002 Age 74

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

James B. Nicholson	Director since 1991 Age 69

Mr. Nicholson has served as President, Chief Executive Officer and Director of PVS Chemicals, Inc. since 1979. PVS manufactures, markets and distributes chemicals for water treatment and industrial use. Operations include six manufacturing facilities and a highly diversified product distribution network. In addition to an extensive customer base in the United Sates, PVS has established itself in markets throughout the world, most notably in Belgium, Canada and

Thailand. A 1965 graduate of Stanford University, Mr. Nicholson holds an undergraduate degree in Economics. He earned an MBA degree from the University of Chicago in 1967 and an MS degree in Economics from the London (England) School of Economics in 1968. Mr. Nicholson worked at the London England branch of the First National Bank of Chicago from 1967 to 1970. From 1970 to 1972, he was manager of a Dublin, Ireland office of the same bank. In 1972, Mr. Nicholson joined PVS as a Vice President and assumed the additional duties of Treasurer in 1977. He became President of PVS in 1979 and has served as Chief Executive Officer since that date. Mr. Nicholson is Chairman of the Board of Amerisure Companies and is also a director of The Private Bank and DTE Energy.

Any shareholder or internal party who desires to communicate with the Board or with either Director may write to Handleman Company, 500 Kirts Blvd., Troy, Michigan 48084. Handleman management may not forward the communication to the Director if it is commercial in nature or relating to an improper or irrelevant topic.

COMMITTEES OF THE BOARD

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth information as of April 28, 2012 regarding the executive officers of the Company. Executive officers serve at the pleasure of the Board.

Name and Age		Office and Year First Elected or Appointed

A.A. Koch	70	(1)	President and Chief Executive Officer (2007)
Rozanne Kokko	58	(2)	Senior Vice President and Chief Financial Officer (2008)

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and Directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in any of the Company’s equity securities and any changes thereto, and to furnish copies of these reports to the Company. Based on the Company’s review of the insiders’ forms furnished to the Company or filed with the SEC and representations made by the Directors and executive officers of the Company, no insider failed to file on a timely basis a Section 16(a) report in fiscal 2012.

AUDIT COMMITTEE

The Company does not have a separately designated audit committee. Because the Company has only two directors, the full Board of Directors functions as the Company’s Audit Committee.

Item 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

During the first quarter of fiscal 2010, the Company’s two remaining members of its Board of Directors agreed to discontinue receiving director fees for their services. As such, the Company incurred no director compensation for non-employee directors in fiscal 2012.

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table for the Fiscal Year Ended April 28, 2012
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Change in Pension Value (3) ($)	All Other Compensation ($)	Total ($)

Albert A. Koch (1) President and CEO	2012 2011	-- --	-- --	-- --	25,991 65,915	25,991 65,915

Rozanne Kokko Senior VP and CFO (2)	2012 2011	-- 140,660	-- 362,700	7,285 (21,823)	34,560(4) 24,650(4)	41,845 506,187

(1)

Mr. Koch is not a Handleman Company employee. AP Services, LLC, a subsidiary of AlixPartners, LLP, provided his services to the Company under contract. The amount shown under “All Other Compensation” is the amount expensed for fees to AP Services, LLC for Mr. Koch’s services in all capacities, excluding travel/communication related expenses.

(2)

Ms. Kokko’s base salary decreased from $140,660 in fiscal 2011. Ms. Kokko’s management bonus and retention bonus were $87,000 and $50,000, respectively, which were paid in fiscal 2011. On November 22, 2010, the Company’s Board of Director’s approved a change in Ms. Kokko’s employment status effective January 2, 2011. Due to her continued reduced workload during the wind down she will continue to serve as the Company’s Senior Vice President and Chief Financial Officer but will do so on a consulting basis. Ms. Kokko received a discretionary bonus of $225,000 in January 2011 upon her change in employment status. Ms. Kokko remains eligible for a discretionary bonus upon completion of her contract.

(3)

The fiscal 2011 amount includes annual change in the actuarial present value of accumulated pension for Ms. Kokko as a result of her electing a consensual lump sum pension payment in January 2011. Ms. Kokko’s fiscal 2012 change in pension value is based on the actual consensual lump sum pension payment made to her in fiscal 2012. The increase of $7,285 in Ms. Kokko’s fiscal 2012 pension value represents the passage of time – both interest and mortality.

(4)

Included in all other compensation for fiscal 2011 is $11,750 for consulting payments made to Ms. Kokko between January 2, 2011 and April 30, 2011. Fiscal 2011 also included company car benefits of $5,840 paid to Ms. Kokko and $7,060 for certain life and health insurance benefits paid on behalf of Ms. Kokko. Fiscal 2012 all other compensation consists of amounts paid to Ms. Kokko for consulting payments.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

None.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below reflects the number of shares beneficially owned by (1) each Director of the Company; (2) each Executive Officer of the Company named in the Summary Compensation Table; (3) all Directors and Executive Officers as a group; and (4) each person or group owning more than five percent of the outstanding shares of Handleman Company Common Stock. Unless otherwise noted, the information is stated as of April 28, 2012 and the beneficial owners exercise sole voting and/or investment power over their shares.

Name of Beneficial Owner	Shares Owned	Percent of Class

Albert A. Koch	21,213	*
Rozanne Kokko	2,422	*
Eugene A. Miller	24,452	*
James B. Nicholson	29,214	*
All Directors and Executive Officers as a Group (4 persons)	77,301	*
S. Muoio & Co. LLC	3,031,023(a)	14.8%
Met Investors Advisory, LLC	2,614,043(a)	12.8%
Western Standard, LLC	2,152,769(a)	10.5%
Underhill Partners, L.P.	1,800,926(a)	8.8%
Third Avenue Management LLC	1,096,093(a)	5.3%

*	Less than 1% of the Company’s outstanding shares of Common Stock.

(a)

Based on information filed with the Securities and Exchange Commission, (1) S. Muoio & Co., LLC, 509 Madison Avenue, Suite 406, New York, NY 10022, owns 3,031,023 shares (14.8%) of the Company’s outstanding Common Stock; (2) Met Investors Advisory, LLC, 5 Park Plaza, Suite 1900, Irvine, California 92614, owns 2,614,043 (12.8%) of the Company’s outstanding Common Stock; (3) Western Standard, LLC, 1507 Berkeley Street, Unit 7, Santa Monica, CA 90404 owns 2,152,769 shares (10.5%) of the Company’s outstanding Common Stock; (4) Underhill Partners, L.P., 61 Broadway, 31st Floor, New York, NY 10006 owns 1,800,926 shares (8.8%) of the Company’s outstanding Common Stock; (5) Third Avenue Management LLC, 622 Third Avenue, 32nd Floor, New York, NY 10017, owns 1,096,093 shares (5.3%) of the Company’s outstanding Common Stock. Management does not know of any other person who, as of April 28, 2012, beneficially owned more than 5% of the Company’s common stock.

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

During the fiscal years ended April 28, 2012 and April 30, 2011, Handleman Company paid $28,000 and $79,000, respectively, (exclusive of the retainer noted above and the success fee discussed below) to AP Services for interim management services provided by AP Services’ personnel, including the services of its employee, Albert Koch. Mr. Koch is a partner in AlixPartners and thus an indirect equity owner in AP Services. His ownership in AP Services amounts to less than 10% of its total equity.

Per the agreement with AP Services, as amended, Handleman will pay AP Services a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman’s shareholders. As of April 28, 2012, the Company has accrued $38,000 for the success fee.

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

Fees of Independent Registered Public Accounting Firm in Fiscal 2012 and Fiscal 2011

The following information sets forth the fees that were billed in fiscal 2012 and fiscal 2011 for audit and other services provided by Grant Thornton, the Company’s independent registered public accounting firm. The Board of Directors, based on its review and discussions with management and Grant Thornton, determined that the provision of these services was compatible with maintaining Grant Thornton’s independence. All of such services were approved in conformity with the pre-approval policies and procedures described above.

	Fiscal Year Ended April 28, 2012	Fiscal Year Ended April 30, 2011
Audit fees (1)	$131,305	$243,036
Audit-related fees (2)	48,888	49,775
Tax fees (3)	120,818	252,768

Total fees	$301,011	$545,579

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Changes in Net Assets – For the Period May 1, 2010 to April 28, 2012

Consolidated Statements of Net Assets as of April 28, 2012 and April 30, 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules for Handleman Company have been omitted since the required information is not present, or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits as required by Item 601 of Regulation S-K.

(a)	The following documents are filed as part of this Annual Report on the Form 10-K:

Exhibit Number	EXHIBIT

3(a)	Handleman Company’s Restated Articles of Incorporation dated June 30, 1989 (Exhibit A to Form 10-K for the year ended May 1, 1993).	*

3(b)	Handleman Company Bylaws adopted March 7, 1990, as amended through February 22, 2006 (Form 8-K dated February 22, 2006).	*

10(bb)	Securities Purchase Agreement among Handleman Company and the Shareholders, Optionholders and Warrantholders of Crave Entertainment Group, Inc. dated October 18, 2005 (Exhibit 10.1 to Form 10-Q for the quarter ended October 29, 2005).	*

10(cc)	Amendment to Securities Purchase Agreement dated November 22, 2005 (Exhibit 10.2 to Form 10-Q for the quarter ended October 29, 2005).	*

10(dd)	Asset Purchase Agreement between Handleman Company and Anderson Merchandisers, L.P. dated June 2, 2008 (Exhibit 10.1 to Form 8-K filed June 2, 2008).	*

10(ee)	Management and Restructuring Services Agreement between Handleman Company and AP Services Inc. dated November 27, 2007 (Exhibit 99.2 to Form 8-K dated November 30, 2007).	*

10(ff)	Amendment to AP Services LLP Agreement dated May 29, 2008 (Exhibit 10.5 to Form 8-K dated June 2, 2008).	*

10(aaa)	Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada, Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 for Form 8-K dated July 29, 2008).	*

10(eee)	Amendment Agreement dated September 2, 2008 to the Asset Purchase Agreement among Handleman Company of Canada Limited, Handleman Company and Anderson Merchandisers-Canada Inc. and Anderson Merchandiser, L.P. dated July 24, 2008 (Exhibit 10.1 to Form 8-K dated September 3, 2008).	*

10(fff)	Asset Purchase Agreement among Handleman UK Limited and Handleman Company Inc. and Oakwood Distribution dated September 16, 2008 (Exhibit 10.1 to Form 8-K dated September 18, 2008).	*

10(hhh)	Asset Purchase Agreement among Crave Entertainment Group, Inc., Crave Entertainment, Inc. and SVG Distribution, Inc. and Fillpoint LLC dated February 10, 2009 (Exhibit 10.1 to Form 8-K dated February 17, 2009).	*

10(iii)	Purchase and Assignment Agreement among REPS, L.L.C. and Handleman Company and Mosaic Sales Solutions US Operating Co., LLC dated April 6, 2009 (Exhibit 10.1 to Form 8-K dated April 6, 2009).	*

10(jjj)	Purchase Agreement among Handleman Company and AAM I, LLC dated December 8, 2009 (Exhibit 10.1 to Form 10-Q dated December 9, 2009).	*

Exhibit Number	EXHIBIT

10(kkk)	Order of Limited Supervision Over Post-Dissolution Liquidation of Handleman Company and Declaring Shares in Handleman Company Non-Transferable Post-Dissolution, entered on May 20, 2009 (Exhibit 99.1 to Form 8-K dated May 21, 2009).	*

14	Handleman Company Code of Business Conduct and Ethics.	*

21	Subsidiaries of the Registrant.	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

* Indicates documents are incorporated herein by reference.

** Indicates documents are filed as part of this Annual Report on Form 10-K. # Management contract or compensatory plan or arrangement.

(b) The following document is furnished as part of this Annual Report on Form 10-K:

Exhibit Number	EXHIBIT

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished to the Securities Exchange Commission.

Note:	Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Registrant for expenses incurred by Registrant in furnishing such Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDLEMAN COMPANY

DATE:	July 24, 2012	BY:	/s/A.A. Koch
A.A. Koch, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/Rozanne Kokko
Rozanne Kokko, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

July 24, 2012
DATE

/s/James B. Nicholson	/s/Eugene A. Miller
James B. Nicholson, Chairman of the Board	Eugene A. Miller, Director

July 24, 2012	July 24, 2012
DATE	DATE