Form 10-Q
period 2012-07-28
HANDLEMAN CO /MI/
filed 2012-08-29
CIK 314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

YES          NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of August 15, 2012 was 20,500,181.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANDLEMAN COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIOD APRIL 28, 2012 TO JULY 28, 2012

(LIQUIDATION BASIS, UNAUDITED)

(in thousands of dollars)

Net assets as of April 28, 2012	$769
Adjust assets and liabilities to fair value	109
Adjustment to accrued liquidation costs - other	(6)

Net assets as of July 28, 2012	$872

The accompanying notes are an integral part of the consolidated financial statements.

HANDLEMAN COMPANY

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF JULY 28, 2012 AND April 28, 2012

(LIQUIDATION BASIS)

(in thousands of dollars)

	July 28, 2012 (Unaudited)	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,585	$11,460
Other receivables	--	46
Other current assets	100	100

Total assets	$11,685	$11,606

LIABILITIES
Current liabilities:
Accrued and other liabilities	9,786	9,883
Accrued liquidation costs	1,027	954

Total liabilities	$10,813	$10,837

Net assets available to shareholders	$872	$769

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

At the annual shareholders’ meeting on October 1, 2008, the Company’s shareholders approved a Plan of Final Liquidation of the Company and on May 5, 2009, the Company filed a Certificate of Dissolution with the State of Michigan. Through the liquidation period, if the Company is able to realize cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, in particular the Company’s pension obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period; and market fluctuations in the discount rate as it relates to the settlement of pension plans. At this point, the uncertainties surrounding settlement of the Company’s pension obligations have been settled in all material respects and the accompanying financial data reflects this fact; what remains is for the Pension Benefit Guarantee Corporation to audit the Company’s records before the termination is fully completed.

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

The Company is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked April 28, 2012	Adjustments to Reserves	Payments	Balance at July 28, 2012
U.S. pension plan costs	$(344)	$--	$344	$--
Outside services	961	2	(195)	768
Payroll related costs	260	5	(67)	198
Other	77	(1)	(15)	61

Total	$954	$6	$67	$1,027

The Company maintained a qualified defined benefit pension plan that covered substantially all full-time United States (“U.S.”) employees. On November 22, 2010, the Company’s Board of Directors approved an amendment to the U.S. pension plan, which allowed participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract.

During the third quarter of fiscal 2012, the Company received a favorable determination letter from the IRS, representing the concurrence of the IRS that the plan had met all the qualification requirements at the time of the plan termination. Based on the elections, as of April 28, 2012, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Company purchased non-participating annuity contracts from Metropolitan Life Insurance Company (“MetLife”) or issued lump sum payments to the U.S. participants. In June 2012, MetLife completed their audit of the census data resulting in a purchase price adjustment of $94,000. The Company accrued the remaining termination cost under Accrued liquidation costs as of April 28, 2012, which was paid during the first quarter of fiscal 2013.

On a quarterly basis, the Company reviews all other remaining operating expenses and contractual commitments such as payroll and related expenses, lease termination costs, professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The Company anticipates that wind down related activities and costs will extend into late calendar year 2012. Adjustments to the accrued costs of liquidation have been made in the first quarter of fiscal 2012 to reflect these additional costs.

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

The Other current assets line item in the Company’s Consolidated Statements of Net Assets as of July 28, 2012 consisted of the AP Services, LLC (“APS”) prepaid retainer of $100,000.

3.	Pension Plan

On November 22, 2010, the Company’s Board of Directors approved an amendment to terminate the U.S. qualified defined benefit pension plan on February 1, 2011, and allow participants to settle their pension with either a lump sum payout or the purchase of a non-participating group annuity contract. Approval from the Internal Revenue Service and Pension Benefit Guaranty Corporation was received during fiscal 2012. Elections were submitted by pensioners in February 2012. Based on these Elections, the Company purchased non-participating annuity contracts from MetLife or issued lump sum payments to the U.S. participants. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the U.S. Pension plan termination.

4.	Contingencies

Contingencies

During the second quarter of fiscal 2011, the Company identified a contingent liability with a certain taxing authority related to the acquisition of Crave Entertainment Group, Inc. (“Crave”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The 2004 and 2005 tax records of Crave have been reviewed by said taxing authority and an assessment has been issued. The assessment is currently being appealed with the taxing authority. At the time of acquisition in fiscal 2006, the former owners of Crave provided the Company with indemnification agreements. Review of the tax indemnification agreement has determined that certain former owners have indemnified the Company from tax claims completely. Because the Company is obligated in the first instance to the taxing authority for any liability, and must then be reimbursed by the former owners, resolution of this matter requires that a final outcome be reached with said taxing authority and, if necessary, that the assessment be collected from the former owners. The Company does not know when the final outcome with the taxing authority will be reached or the length of time that collection from the former owners will take. In order to reduce the time required for collection from the former owners, on February 3, 2012, the Company filed an action in United States District Court for the Central District of California, seeking a declaratory judgment that certain of the former owners of Crave are obligated to indemnify the Company against any assessment ultimately made against the Company.

The Company has tax indemnification agreements related to the sale of each subsidiary company. Under the terms of the agreements, the Company may be responsible for any tax liabilities identified subsequent to the sale of those companies.

Litigation

Other than as described above, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations.

The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of July 28, 2012 and April 28, 2012, the Company had disposed of substantially all of its operations and has significant accumulated net operating losses and related deferred tax assets. The Company has no expectation of generating future profits. As a result, the Company established a valuation allowance against all of its net deferred tax assets except those existing at its Canadian operating subsidiary. A valuation allowance has been recognized to offset deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

The Company’s estimated net tax liability was $9,670,000 as of July 28, 2012. The Company’s estimates of tax implications related to the liquidation of the Company are subject to change, perhaps significantly, as the Company continues to finalize tax matters.

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

In addition to an hourly rate and time commitment for services, Handleman’s agreement, as amended, provides that Handleman will pay APS a success fee based on 5% of the fair value of cash and/or other assets that is distributed to shareholders if such a distribution is approved by the Company’s Board of Directors. The success fee shall be paid in cash, concurrent with the date or dates that distributions are made to Handleman Company’s shareholders. As of July 28, 2012, the Company has accrued $44,000 for the success fee, which is included in the Accrued liquidation costs in the Company’s Consolidated Statements of Net Assets.

This relationship results in a related party transaction because the APS consultants may control or significantly influence the management and operating policies of the Company.

The Company had originally prepaid $250,000 related to the CEO retainer. During the second quarter of fiscal 2010, the Company received a refund of $150,000 of the retainer. The remaining $100,000 prepaid retainer is included in Other current assets in the Company’s Consolidated Statements of Net Assets. For the three months ended July 28, 2012, the Company has recorded total costs of $4,000 related to the APS agreement and has another $274,000 included in accrued liquidation costs in the Company’s Consolidated Statements of Net Assets as of July 28, 2012.

7.	Subsequent Events

Events and transactions have been evaluated subsequent to July 28, 2012 for items that could potentially be recognized or disclosed in these financial statements through the date the financial statements were available to be issued.

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

On May 5, 2009, Handleman Company filed a Certificate of Dissolution with the Michigan Department of Energy, Labor and Economic Growth, Bureau of Commercial Services, Corporate Division. As a dissolved company, Handleman is continuing its corporate existence, but will not conduct business, except for the purpose of winding down its affairs. Under State of Michigan law, before making any distribution to shareholders, a dissolved corporation must pay or make provision for its non-barred, valid debts, including those obligations that arise after the effective date of dissolution, but before the bar date and before the distribution. Accordingly, Handleman’s activities are now limited to: selling, collecting or otherwise realizing the value of its remaining assets; making tax and other regulatory filings; winding down the Company’s remaining business activities; paying (or adequately providing for the payment) of all non-barred, valid creditor claims and obligations; and making a distribution to Handleman’s shareholders.

The Company must complete the termination of the United States (“U.S.”) pension plan. Pursuant to Board of Directors’ approval on March 11, 2009 for the termination of the U.S. pension plan, and the subsequent approval of an amendment on November 22, 2010, the Company terminated this pension plan and paid participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. U.S. pension plan participants had until February 24, 2012 to elect the lump sum payout option. As of April 28, 2012, the Company had purchased non-participating annuity contracts from Metropolitan Life Insurance Company (“MetLife”) or issued lump sum payments to the U.S. participants. MetLife completed an audit of the census data during the first quarter of fiscal 2013 and issued a final contract during the second quarter of fiscal 2013. The Company is preparing all final filings as required for the pension plan.

Based on the Company’s net asset balance as of July 28, 2011, the Company believes that it will have sufficient liquidity to fund the Company’s wind down related costs and provide payment in full to its creditors. These distributions are primarily dependent upon the resolution of all open items and periods with taxing authorities. If the Company is unable to resolve outstanding tax issues in a reasonable period of time, the Company’s ability to settle its liabilities in full while incurring necessary wind down costs could be in doubt. If the Company is able to generate cash proceeds in excess of what is needed to satisfy all of the Company’s obligations, the Company will distribute any such proceeds to shareholders. Whether there will be any excess cash proceeds for distribution to shareholders is subject to a number of material risks and uncertainties that may prevent any such distribution from occurring. Accordingly, while the Company believes that a cash distribution is possible, actual results may differ from current estimates, perhaps materially, possibly resulting in no excess cash proceeds available for distribution to shareholders or in increasing the final distribution from that currently anticipated.

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

On June 20, 2009, Handleman Company’s common shares became non-transferable. This allows the Company to reduce costs during liquidation and maximize the liquidated value of the Company for the benefit of its creditors and potential benefit to its shareholders. The Company will distributed proceeds, if any, to shareholders in proportion to their interests as of the close of business on June 20, 2009, the date of record.

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

Critical Accounting Estimates

The Company’s critical accounting estimates under the liquidation basis of accounting for the first quarter of fiscal 2013 are consistent with those included in its annual report on Form 10-K for the fiscal year ended April 28, 2012.

The Company made significant estimates and exercised judgment in determining accrued liquidation costs. The Company accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows (in thousands of dollars):

Accrued Liquidation Costs	As Booked April 28, 2012	Adjustments to Reserves	Payments	Balance at July 28, 2012

U.S. pension plan costs	$(344)	$--	$344	$--
Outside services	961	2	(195)	768
Payroll related costs	260	5	(67)	198
Other	77	(1)	(15)	61

Total	$954	$6	$67	$1,027

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

Based on the net asset balance as of July 28, 2012, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors. Payments are estimated as follows (in thousands of dollars):

Category	Total Liabilities	Percentage Paid	Estimated Assets Available for Distribution

Wind down related costs	$1,027	100%	$1,027
Taxes (income and other)	128	100%	128
Unsecured creditor claims	9,658	100%	9,658

Total liabilities	$10,813		$10,813

Available for shareholder distribution			872

Total estimated assets for distribution			$11,685

These projected payments are based on significant estimates and judgments. Through the liquidation period, if the Company is able to realize cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any such proceeds to shareholders. The actual amount and timing of future liquidating distributions, if any, to shareholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations; actual costs incurred in connection with carrying out the Company’s Plan of Final Liquidation, including administrative costs during the liquidation period. Included in the net assets of $0.8 million as of July 28, 2012, was $11.6 million of cash and cash equivalents. The unsecured creditor claims of July 28, 2012 relate primarily to amounts payable to taxing authorities. The aggregate amount of distributions to shareholders is currently expected to be $.04 per share of common stock based on net assets as of July 28, 2012; however, the actual amount of cash remaining for distribution to shareholders following completion of the liquidation, and the dissolution of the Company could vary significantly from current estimates and could even result in no excess cash available for distribution or cash available for distribution in excess of the current estimate.

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

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company completed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of July 28, 2012, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the first fiscal quarter ended July 28, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described in Notes 4 of the Notes to Consolidated Financial Statements, the Company is not currently involved in any legal proceedings that are material or for which it does not believe it has adequate reserves. Any other legal proceedings in which the Company is involved are routine legal matters that are incidental to the wind down of business operations. The Company establishes reserves for all claims and legal proceedings based on its best estimate of the amounts it expects to pay.

Item 1A. Risk Factors

The Company is subject to numerous risks and uncertainties that could adversely affect the Company’s wind down of business operations and financial condition. Such risks and uncertainties have been disclosed in the Company’s most recent Annual Report on Form 10-K for fiscal year ended April 28, 2012. There have been no significant changes in these risks and uncertainties during the first quarter of fiscal 2013.

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

HANDLEMAN COMPANY

DATE: August 29, 2012	BY:	/s/ A. A. Koch
A. A. KOCH President and Chief Executive Officer (Principal Executive Officer)

DATE: August 29, 2012	BY:	/s/ Rozanne Kokko
ROZANNE KOKKO Senior Vice President and Chief Financial Officer (Principal Financial Officer)